Form 10-Q
period 2020-03-31
1ST SOURCE CORP
filed 2020-04-23
CIK 34782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Number of shares of common stock outstanding as of April 17, 2020 — 25,535,634 shares

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited - Dollars in thousands)

	March 31, 2020	December 31, 2019
ASSETS
Cash and due from banks	$72,756	$67,215
Federal funds sold and interest bearing deposits with other banks	49,543	16,150
Investment securities available-for-sale	1,057,169	1,040,583
Other investments	28,414	28,414
Mortgages held for sale	13,449	20,277
Loans and leases, net of unearned discount:
Commercial and agricultural	1,166,462	1,132,791
Auto and light truck	577,757	588,807
Medium and heavy duty truck	278,076	294,824
Aircraft	773,132	784,040
Construction equipment	718,307	705,451
Commercial real estate	930,757	908,177
Residential real estate and home equity	545,606	532,003
Consumer	139,417	139,434
Total loans and leases	5,129,514	5,085,527
Reserve for loan and lease losses	(120,798)	(111,254)
Net loans and leases	5,008,716	4,974,273
Equipment owned under operating leases, net	101,238	111,684
Net premises and equipment	52,431	52,219
Goodwill and intangible assets	83,964	83,971
Accrued income and other assets	267,438	227,990
Total assets	$6,735,118	$6,622,776

LIABILITIES
Deposits:
Noninterest-bearing demand	$1,219,327	$1,216,834
Interest-bearing deposits:
Interest-bearing demand	1,591,419	1,677,200
Savings	840,606	814,794
Time	1,624,559	1,648,498
Total interest-bearing deposits	4,056,584	4,140,492
Total deposits	5,275,911	5,357,326
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	135,942	120,459
Other short-term borrowings	146,903	25,434
Total short-term borrowings	282,845	145,893
Long-term debt and mandatorily redeemable securities	81,877	71,639
Subordinated notes	58,764	58,764
Accrued expenses and other liabilities	158,419	140,518
Total liabilities	5,857,816	5,774,140

SHAREHOLDERS’ EQUITY
Preferred stock; no par value
Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock; no par value
Authorized 40,000,000 shares; issued 28,205,674 at March 31, 2020 and December 31, 2019	436,538	436,538
Retained earnings	472,911	463,269
Cost of common stock in treasury (2,670,290 shares at March 31, 2020 and 2,696,200 shares at December 31, 2019)	(76,203)	(76,702)
Accumulated other comprehensive income	17,651	5,172
Total shareholders’ equity	850,897	828,277
Noncontrolling interests	$26,405	$20,359
Total equity	$877,302	$848,636
Total liabilities and equity	$6,735,118	$6,622,776
The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Interest income:
Loans and leases	$61,526	$62,683
Investment securities, taxable	5,550	5,515
Investment securities, tax-exempt	264	385
Other	346	438
Total interest income	67,686	69,021
Interest expense:
Deposits	10,851	11,470
Short-term borrowings	254	931
Subordinated notes	884	928
Long-term debt and mandatorily redeemable securities	853	744
Total interest expense	12,842	14,073
Net interest income	54,844	54,948
Provision for loan and lease losses	11,353	4,918
Net interest income after provision for loan and lease losses	43,491	50,030
Noninterest income:
Trust and wealth advisory	4,848	4,858
Service charges on deposit accounts	2,605	2,498
Debit card	3,373	3,220
Mortgage banking	2,336	936
Insurance commissions	1,881	2,174
Equipment rental	6,630	7,982
Gains on investment securities available-for-sale	280	—
Other	2,669	2,456
Total noninterest income	24,622	24,124
Noninterest expense:
Salaries and employee benefits	24,401	23,495
Net occupancy	2,721	2,772
Furniture and equipment	6,407	6,024
Depreciation – leased equipment	5,427	6,524
Professional fees	1,442	1,598
Supplies and communication	1,634	1,493
FDIC and other insurance	288	645
Business development and marketing	1,359	949
Loan and lease collection and repossession	763	1,361
Other	2,093	343
Total noninterest expense	46,535	45,204
Income before income taxes	21,578	28,950
Income tax expense	5,160	6,754
Net income	16,418	22,196
Net (income) loss attributable to noncontrolling interests	(5)	—
Net income available to common shareholders	$16,413	$22,196
Per common share:
Basic net income per common share	$0.64	$0.86
Diluted net income per common share	$0.64	$0.86
Cash dividends	$0.29	$0.27
Basic weighted average common shares outstanding	25,523,356	25,759,186
Diluted weighted average common shares outstanding	25,523,356	25,759,186
The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - Dollars in thousands)

	Three Months Ended March 31,
	2020	2019
Net income	$16,418	$22,196
Other comprehensive income:
Unrealized appreciation of available-for-sale securities	16,717	9,573
Reclassification adjustment for realized gains included in net income	(280)	—
Income tax effect	(3,958)	(2,305)
Other comprehensive income, net of tax	12,479	7,268
Comprehensive income	$28,897	$29,464
Comprehensive (income) loss attributable to noncontrolling interests	(5)	—
Comprehensive income available to common shareholders	$28,892	$29,464
The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - Dollars in thousands, except per share amounts)

	Three Months Ended
	Preferred Stock	Common Stock	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss), Net	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2019	$—	$436,538	$398,980	$(62,760)	$(10,676)	$762,082	$1,508	$763,590
Cumulative-effect adjustment	—	—	(301)	—	—	(301)	—	(301)
Balance at January 1, 2019, adjusted	—	436,538	398,679	(62,760)	(10,676)	761,781	1,508	763,289
Net income	—	—	22,196	—	—	22,196	—	22,196
Other comprehensive income	—	—	—	—	7,268	7,268	—	7,268
Issuance of 38,365 common shares under stock based compensation awards	—	—	533	882	—	1,415	—	1,415
Cost of 154,160 shares of common stock acquired for treasury	—	—	—	(7,258)	—	(7,258)	—	(7,258)
Common stock dividend ($0.27 per share)	—	—	(6,980)	—	—	(6,980)	—	(6,980)
Contributions from noncontrolling interests	—	—	—	—	—	—	1,171	1,171
Balance at March 31, 2019	$—	$436,538	$414,428	$(69,136)	$(3,408)	$778,422	$2,679	781,101

Balance at January 1, 2020	$—	$436,538	$463,269	$(76,702)	$5,172	$828,277	$20,359	$848,636
Net income	—	—	16,413	—	—	16,413	5	16,418
Other comprehensive income	—	—	—	—	12,479	12,479	—	12,479
Issuance of 25,910 common shares under stock based compensation awards	—	—	638	499	—	1,137	—	1,137
Cost of 0 shares of common stock acquired for treasury	—	—	—	—	—	—	—	—
Common stock dividend ($0.29 per share)	—	—	(7,409)	—	—	(7,409)	—	(7,409)
Contributions from noncontrolling interests	—	—	—	—	—	—	6,140	6,140
Distributions to noncontrolling interests	—	—	—	—	—	—	(99)	(99)
Balance at March 31, 2020	$—	$436,538	$472,911	$(76,203)	$17,651	$850,897	$26,405	$877,302
The accompanying notes are a part of the consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Dollars in thousands)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Net income	$16,418	$22,196
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	11,353	4,918
Depreciation of premises and equipment	1,435	1,466
Depreciation of equipment owned and leased to others	5,427	6,524
Stock-based compensation	736	673
Amortization of investment securities premiums and accretion of discounts, net	717	824
Amortization of mortgage servicing rights	409	233
Amortization of right of use assets	704	785
Deferred income taxes	(2,941)	444
Gains on investment securities available-for-sale	(280)	—
Originations of loans held for sale, net of principal collected	(33,104)	(19,966)
Proceeds from the sales of loans held for sale	41,699	22,534
Net gain on sale of loans held for sale	(1,767)	(488)
Net gain on sale of other real estate and repossessions	(23)	(167)
Net gain on sale of premises and equipment	—	(1,288)
Change in interest receivable	(702)	(2,696)
Change in interest payable	(199)	2,427
Change in other assets	(826)	1,115
Change in other liabilities	(6,237)	(4,735)
Other	486	598
Net change in operating activities	33,305	35,397
Investing activities:
Proceeds from sales of investment securities available-for-sale	5,578	—
Proceeds from maturities and paydowns of investment securities available-for-sale	121,353	28,840
Purchases of investment securities available-for-sale	(127,517)	(33,072)
Net change in partnership investments	(12,904)	(3,171)
Loans sold or participated to others	2,863	2,862
Proceeds from principal payments on direct finance leases	9,682	15,238
Net change in loans and leases	(59,609)	(121,297)
Net change in equipment owned under operating leases	5,019	(3,678)
Purchases of premises and equipment	(1,659)	(2,821)
Proceeds from disposal of premises and equipment	12	3,426
Proceeds from sales of other real estate and repossessions	764	4,044
Net change in investing activities	(56,418)	(109,629)
Financing activities:
Net change in demand deposits and savings accounts	(57,476)	(95,505)
Net change in time deposits	(23,939)	97,274
Net change in short-term borrowings	136,952	56,044
Proceeds from issuance of long-term debt	10,000	—
Payments on long-term debt	(1,917)	(1,718)
Acquisition of treasury stock	—	(7,258)
Net change in noncontrolling interests	6,041	1,171
Cash dividends paid on common stock	(7,614)	(7,174)
Net change in financing activities	62,047	42,834

Net change in cash and cash equivalents	38,934	(31,398)
Cash and cash equivalents, beginning of year	83,365	99,079
Cash and cash equivalents, end of period	$122,299	$67,681
Supplemental Information:
Non-cash transactions:
Loans transferred to other real estate and repossessed assets	$1,268	$8,939
Common stock matching contribution to Employee Stock Ownership and Profit Sharing Plan	622	300
Right of use assets obtained in exchange for lease obligations	31	1,058
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
The Notes to the Consolidated Financial Statements appearing in 1st Source Corporation’s Annual Report on Form 10-K (2019 Annual Report), which include descriptions of significant accounting policies, should be read in conjunction with these interim financial statements. The Consolidated Statement of Financial Condition at December 31, 2019 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation.
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
Note 2 — Recent Accounting Pronouncements
Reference Rate Reform: In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is implementing a transition plan to identify and modify its loans and other financial instruments with attributes that are either directly or indirectly influenced by LIBOR. The Company is assessing ASU 2020-04 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments.
Partnership Investments and Derivatives: In January 2020, the FASB issued ASU No. 2020-01 “Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” These amendments, among other things, clarify that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments-Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The amendments also clarify that, when determining the accounting for certain forward contracts and purchased options a company should not consider, whether upon settlement or exercise, if the underlying securities would be accounted for under the equity method or fair value option. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early application is permitted, including early adoption in an interim period. An entity should apply ASU 2020-01 prospectively at the beginning of the interim period that includes the adoption date. The Company is assessing ASU 2020-01 and its impact on its accounting and disclosures.
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
The FASB issued additional ASUs containing clarifying guidance, transition relief provisions and minor updates to the original ASU. These include ASU 2018-19 (issued November 2018), ASU 2019-04 (issued April 2019), ASU 2019-05 (issued May 2019), ASU 2019-10 (issued November 2019), ASU 2019-11 (issued November 2019), ASU 2020-02 (issued February 2020) and ASU 2020-03 (issued March 2020). ASU 2016-13 and subsequent ASUs are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. This amendment is required to be adopted using a modified retrospective approach with a cumulative-effect adjustment to beginning retained earnings, as of the beginning of the first reporting period in which the guidance is effective.
As previously disclosed, the Company formed a cross-functional team to work through its implementation plan. The Company’s cross-functional team is substantially complete with the assessment and documentation of processes, internal controls, data and model validation testing, parallel testing, qualitative factors and forecast periods as well as model development. The Company implemented a third-party software solution to assist in the application of the new standard including portfolio segmentation according to shared risk characteristics and modeling methodologies. The Company had finalized the formal review and approval process and the results of its CECL estimate as of year-end but has elected to delay its adoption of ASU 2016-13, as provided by the Coronavirus Aid, Relief, and Economic Security (CARES) Act, until the date on which the national emergency related to the COVID-19 outbreak is terminated or December 31, 2020, whichever occurs first. Upon adoption of ASU 2016-13, the Company will recognize a one-time cumulative effect adjustment through retained earnings of $2.58 million to increase its allowance for credit losses and $0.78 million to increase the unfunded loan commitment liability as of January 1, 2020. As of March 31, 2020, the Company estimates an additional increase to its allowance for credit losses of between $2 million and $10 million which will be recognized through earnings after adoption.
Upon adopting ASU 2016-13, the Company will not record an allowance as of January 1, 2020 with respect to its available-for-sale debt securities as the majority of these securities are government agency-backed securities for which the risk of loss is minimal. The adoption of ASU 2016-13 is not expected to have a significant impact on the Company’s regulatory capital ratios.
Note 3 — Investment Securities Available-For-Sale
The following table shows investment securities available-for-sale.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2020
U.S. Treasury and Federal agencies securities	$525,959	$11,488	$(26)	$537,421
U.S. States and political subdivisions securities	79,724	1,370	(80)	81,014
Mortgage-backed securities — Federal agencies	382,200	10,483	(374)	392,309
Corporate debt securities	45,337	593	(205)	45,725
Foreign government and other securities	700	—	—	700
Total debt securities available-for-sale	$1,033,920	$23,934	$(685)	$1,057,169

December 31, 2019
U.S. Treasury and Federal agencies securities	$524,896	$2,538	$(470)	$526,964
U.S. States and political subdivisions securities	83,566	1,048	(109)	84,505
Mortgage-backed securities — Federal agencies	372,458	3,948	(1,017)	375,389
Corporate debt securities	52,151	890	(16)	53,025
Foreign government and other securities	700	—	—	700
Total debt securities available-for-sale	$1,033,771	$8,424	$(1,612)	$1,040,583

At March 31, 2020 and December 31, 2019, the residential mortgage-backed securities held by the Company consisted primarily of GNMA, FNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government (Government Sponsored Enterprise, GSEs).
The following table shows the contractual maturities of investments in debt securities available-for-sale at March 31, 2020. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$168,808	$170,311
Due after one year through five years	462,563	473,762
Due after five years through ten years	19,769	20,253
Due after ten years	580	534
Mortgage-backed securities	382,200	392,309
Total debt securities available-for-sale	$1,033,920	$1,057,169
The following table summarizes gross unrealized losses and fair value by investment category and age. At March 31, 2020, the Company’s available-for-sale securities portfolio consisted of 609 securities, 70 of which were in an unrealized loss position.

	Less than 12 Months		12 months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2020
U.S. Treasury and Federal agencies securities	$25,129	$(26)	$—	$—	$25,129	$(26)
U.S. States and political subdivisions securities	2,337	(80)	—	—	2,337	(80)
Mortgage-backed securities - Federal agencies	13,989	(101)	16,447	(273)	30,436	(374)
Corporate debt securities	12,530	(179)	3,059	(26)	15,589	(205)
Foreign government and other securities	500	—	—	—	500	—
Total debt securities available-for-sale	$54,485	$(386)	$19,506	$(299)	$73,991	$(685)

December 31, 2019
U.S. Treasury and Federal agencies securities	$87,352	$(171)	$69,053	$(299)	$156,405	$(470)
U.S. States and political subdivisions securities	9,283	(107)	1,042	(2)	10,325	(109)
Mortgage-backed securities - Federal agencies	81,951	(383)	51,165	(634)	133,116	(1,017)
Corporate debt securities	—	—	8,091	(16)	8,091	(16)
Foreign government and other securities	—	—	—	—	—	—
Total debt securities available-for-sale	$178,586	$(661)	$129,351	$(951)	$307,937	$(1,612)
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
At March 31, 2020, the Company does not have the intent to sell any of the debt securities available-for-sale in the table above and believes that it is more likely than not, that it will not have to sell any such securities before an anticipated recovery of cost. Primarily the unrealized losses on debt securities are due to increases in market rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover on all debt securities as they approach their maturity date or re-pricing date or if market yields for such investments decline. The Company does not believe any of the securities are impaired due to reasons of credit quality.

The following table shows the gross realized gains and losses from the available-for-sale debt securities portfolio. Realized gains and losses of all securities are computed using the specific identification cost basis.

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Gross realized gains	$280	$—
Gross realized losses	—	—
OTTI losses	—	—
Net realized gains (losses)	$280	$—
At March 31, 2020 and December 31, 2019, investment securities available-for-sale with carrying values of $336.38 million and $281.38 million, respectively, were pledged as collateral for security repurchase agreements and for other purposes.
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
The following table shows the credit quality grades of the recorded investment in loans and leases, segregated by class.

	Credit Quality Grades
(Dollars in thousands)	1-6	7-12	Total
March 31, 2020
Commercial and agricultural	$1,110,313	$56,149	$1,166,462
Auto and light truck	559,395	18,362	577,757
Medium and heavy duty truck	277,056	1,020	278,076
Aircraft	751,689	21,443	773,132
Construction equipment	670,176	48,131	718,307
Commercial real estate	905,605	25,152	930,757
Total	$4,274,234	$170,257	$4,444,491

December 31, 2019
Commercial and agricultural	$1,080,933	$51,858	$1,132,791
Auto and light truck	569,234	19,573	588,807
Medium and heavy duty truck	293,736	1,088	294,824
Aircraft	764,564	19,476	784,040
Construction equipment	668,076	37,375	705,451
Commercial real estate	888,154	20,023	908,177
Total	$4,264,697	$149,393	$4,414,090

For residential real estate and home equity and consumer loans, credit quality is based on the aging status of the loan and by payment activity. The following table shows the recorded investment in residential real estate and home equity and consumer loans by performing or nonperforming status. Nonperforming loans are those loans which are on nonaccrual status or are 90 days or more past due.

(Dollars in thousands)	Performing	Nonperforming	Total
March 31, 2020
Residential real estate and home equity	$543,513	$2,093	$545,606
Consumer	138,986	431	139,417
Total	$682,499	$2,524	$685,023

December 31, 2019
Residential real estate and home equity	$529,557	$2,446	$532,003
Consumer	138,951	483	139,434
Total	$668,508	$2,929	$671,437
The following table shows the recorded investment of loans and leases, segregated by class, with delinquency aging and nonaccrual status.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Total Accruing Loans	Nonaccrual	Total Financing Receivables
March 31, 2020
Commercial and agricultural	$1,163,169	$50	$—	$—	$1,163,219	$3,243	$1,166,462
Auto and light truck	575,110	1,684	110	—	576,904	853	577,757
Medium and heavy duty truck	277,042	14	—	—	277,056	1,020	278,076
Aircraft	765,861	2,135	3,130	—	771,126	2,006	773,132
Construction equipment	699,932	2,557	338	—	702,827	15,480	718,307
Commercial real estate	929,323	67	—	—	929,390	1,367	930,757
Residential real estate and home equity	542,382	1,086	45	162	543,675	1,931	545,606
Consumer	138,346	531	109	30	139,016	401	139,417
Total	$5,091,165	$8,124	$3,732	$192	$5,103,213	$26,301	$5,129,514

December 31, 2019
Commercial and agricultural	$1,131,704	$118	$—	$—	$1,131,822	$969	$1,132,791
Auto and light truck	586,212	1,268	77	—	587,557	1,250	588,807
Medium and heavy duty truck	293,736	14	—	—	293,750	1,074	294,824
Aircraft	772,846	7,026	3,293	—	783,165	875	784,040
Construction equipment	702,671	819	609	—	704,099	1,352	705,451
Commercial real estate	906,468	58	—	—	906,526	1,651	908,177
Residential real estate and home equity	528,844	561	152	257	529,814	2,189	532,003
Consumer	138,132	632	187	54	139,005	429	139,434
Total	$5,060,613	$10,496	$4,318	$311	$5,075,738	$9,789	$5,085,527

The following table shows impaired loans and leases, segregated by class, and the corresponding reserve for impaired loan and lease losses.

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Reserve
March 31, 2020
With no related reserve recorded:
Commercial and agricultural	$208	$208	$—
Auto and light truck	158	158	—
Medium and heavy duty truck	1,008	1,008	—
Aircraft	1,965	1,965	—
Construction equipment	1,057	1,057	—
Commercial real estate	1,209	1,209	—
Residential real estate and home equity	—	—	—
Consumer	—	—	—
Total with no related reserve recorded	5,605	5,605	—
With a reserve recorded:
Commercial and agricultural	2,678	2,678	711
Auto and light truck	500	500	73
Medium and heavy duty truck	—	—	—
Aircraft	—	—	—
Construction equipment	14,341	14,341	8,318
Commercial real estate	—	—	—
Residential real estate and home equity	335	337	115
Consumer	—	—	—
Total with a reserve recorded	17,854	17,856	9,217
Total impaired loans	$23,459	$23,461	$9,217

December 31, 2019
With no related reserve recorded:
Commercial and agricultural	$218	$218	$—
Auto and light truck	853	853	—
Medium and heavy duty truck	1,074	1,074	—
Aircraft	875	875	—
Construction equipment	615	615	—
Commercial real estate	1,487	1,487	—
Residential real estate and home equity	—	—	—
Consumer	—	—	—
Total with no related reserve recorded	5,122	5,122	—
With a reserve recorded:
Commercial and agricultural	10,366	10,366	3,003
Auto and light truck	278	278	30
Medium and heavy duty truck	—	—	—
Aircraft	—	—	—
Construction equipment	736	736	75
Commercial real estate	—	—	—
Residential real estate and home equity	337	339	117
Consumer	—	—	—
Total with a reserve recorded	11,717	11,719	3,225
Total impaired loans	$16,839	$16,841	$3,225

The following table shows average recorded investment and interest income recognized on impaired loans and leases, segregated by class.

	Three Months Ended March 31,
	2020		2019
(Dollars in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Commercial and agricultural	$7,807	$102	$2,821	$—
Auto and light truck	743	—	5,003	—
Medium and heavy duty truck	1,025	—	54	—
Aircraft	1,781	—	5,445	—
Construction equipment	7,778	4	1,929	—
Commercial real estate	1,372	—	1,859	—
Residential real estate and home equity	336	4	343	5
Consumer	—	—	—	—
Total	$20,842	$110	$17,454	$5
There were no loan and lease modifications classified as a troubled debt restructuring (TDR) during the three months ended March 31, 2020 and 2019. The classification between nonperforming and performing is determined at the time of modification. Modification programs focus on extending maturity dates or modifying payment patterns with most TDRs experiencing a combination of concessions. Modifications do not result in the contractual forgiveness of principal or interest. There were no modifications during the three months ended March 31, 2020 and 2019 that resulted in an interest rate below market rate. Consequently, the financial impact of the modification was immaterial.
There was one TDR which had a payment default within the twelve months following modification during the three months ended March 31, 2020 and no TDRs which had payment defaults within the twelve months following modification during the three months ended March 31, 2019. Default occurs when a loan or lease is 90 days or more past due under the modified terms or transferred to nonaccrual.
The following table shows the recorded investment of loans and leases classified as troubled debt restructurings as of March 31, 2020 and December 31, 2019.

(Dollars in thousands)	March 31, 2020	December 31, 2019
Performing TDRs	$335	$10,238
Nonperforming TDRs	480	486
Total TDRs	$815	$10,724

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

The following table shows the changes in the reserve for loan and lease losses, segregated by class, for the three months ended March 31, 2020 and 2019.

(Dollars in thousands)	Commercial and agricultural loans	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer loans	Total
March 31, 2020
Balance, beginning of period	$23,671	$14,400	$4,612	$31,058	$14,120	$18,350	$3,609	$1,434	$111,254
Charge-offs	529	34	—	586	1,432	1	13	243	2,838
Recoveries	166	82	—	448	211	15	27	80	1,029
Net charge-offs (recoveries)	363	(48)	—	138	1,221	(14)	(14)	163	1,809
Provision (recovery of provision)	(129)	1,023	(256)	(851)	9,794	1,224	285	263	11,353
Balance, end of period	$23,179	$15,471	$4,356	$30,069	$22,693	$19,588	$3,908	$1,534	$120,798

March 31, 2019
Balance, beginning of period	$17,063	$14,689	$4,303	$33,047	$10,922	$15,705	$3,425	$1,315	$100,469
Charge-offs	79	409	—	3,000	195	—	21	250	3,954
Recoveries	34	9	—	185	104	9	3	75	419
Net charge-offs (recoveries)	45	400	—	2,815	91	(9)	18	175	3,535
Provision (recovery of provision)	1,289	(30)	106	3,208	52	120	(21)	194	4,918
Balance, end of period	$18,307	$14,259	$4,409	$33,440	$10,883	$15,834	$3,386	$1,334	$101,852

The following table shows the reserve for loan and lease losses and recorded investment in loans and leases, segregated by class, separated between individually and collectively evaluated for impairment as of March 31, 2020 and December 31, 2019.

(Dollars in thousands)	Commercial and agricultural loans	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer loans	Total
March 31, 2020
Reserve for loan and lease losses
Ending balance, individually evaluated for impairment	$711	$73	$—	$—	$8,318	$—	$115	$—	$9,217
Ending balance, collectively evaluated for impairment	22,468	15,398	4,356	30,069	14,375	19,588	3,793	1,534	111,581
Total reserve for loan and lease losses	$23,179	$15,471	$4,356	$30,069	$22,693	$19,588	$3,908	$1,534	$120,798

Recorded investment in loans
Ending balance, individually evaluated for impairment	$2,886	$658	$1,008	$1,965	$15,398	$1,209	$335	$—	$23,459
Ending balance, collectively evaluated for impairment	1,163,576	577,099	277,068	771,167	702,909	929,548	545,271	139,417	5,106,055
Total recorded investment in loans	$1,166,462	$577,757	$278,076	$773,132	$718,307	$930,757	$545,606	$139,417	$5,129,514

December 31, 2019
Reserve for loan and lease losses
Ending balance, individually evaluated for impairment	$3,003	$30	$—	$—	$75	$—	$117	$—	$3,225
Ending balance, collectively evaluated for impairment	20,668	14,370	4,612	31,058	14,045	18,350	3,492	1,434	108,029
Total reserve for loan and lease losses	$23,671	$14,400	$4,612	$31,058	$14,120	$18,350	$3,609	$1,434	$111,254

Recorded investment in loans
Ending balance, individually evaluated for impairment	$10,584	$1,131	$1,074	$875	$1,351	$1,487	$337	$—	$16,839
Ending balance, collectively evaluated for impairment	1,122,207	587,676	293,750	783,165	704,100	906,690	531,666	139,434	5,068,688
Total recorded investment in loans	$1,132,791	$588,807	$294,824	$784,040	$705,451	$908,177	$532,003	$139,434	$5,085,527

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

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Direct finance leases:
Interest income on lease receivable	$2,333	$2,778

Operating leases:
Income related to lease payments	$6,630	$7,982
Depreciation expense	5,427	6,524
Income related to reimbursements from lessees for personal property tax on operating leased equipment for the three ended March 31, 2020 and 2019 was $0.25 million and $0.24 million, respectively. Expense related to personal property tax payments on operating leased equipment for the three months ended March 31, 2020 and 2019 was $0.25 million and $0.24 million, respectively.

Note 7 — Mortgage Servicing Rights
The Company recognizes the rights to service residential mortgage loans for others as separate assets, whether the servicing rights are acquired through a separate purchase or through the sale of originated loans with servicing rights retained. The Company allocates a portion of the total proceeds of a mortgage loan to servicing rights based on the relative fair value. The unpaid principal balance of residential mortgage loans serviced for third parties was $745.39 million and $740.91 million at March 31, 2020 and December 31, 2019, respectively.
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
The following table shows changes in the carrying value of MSRs and the associated valuation allowance.

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Mortgage servicing rights:
Balance at beginning of period	$4,200	$4,283
Additions	362	197
Amortization	(409)	(233)
Sales	—	—
Carrying value before valuation allowance at end of period	4,153	4,247
Valuation allowance:
Balance at beginning of period	—	—
Impairment recoveries	—	—
Balance at end of period	$—	$—
Net carrying value of mortgage servicing rights at end of period	$4,153	$4,247
Fair value of mortgage servicing rights at end of period	$4,538	$6,677
At March 31, 2020 and 2019, the fair value of MSRs exceeded the carrying value reported in the Consolidated Statements of Financial Condition by $0.39 million and $2.43 million, respectively. This difference represents increases in the fair value of certain MSRs that could not be recorded above cost basis.
Mortgage loan contractual servicing fees, including late fees and ancillary income, were $0.69 million and $0.62 million for the three months ended March 31, 2020 and 2019, respectively. Mortgage loan contractual servicing fees are included in Mortgage Banking on the Consolidated Statements of Income.
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
The following table shows financial instruments whose contract amounts represent credit risk.

(Dollars in thousands)	March 31, 2020	December 31, 2019
Amounts of commitments:
Loan commitments to extend credit	$1,053,202	$1,095,054
Standby letters of credit	$26,148	$27,549
Commercial and similar letters of credit	$3,207	$2,332
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
The following table shows the amounts of non-hedging derivative financial instruments.

		Asset derivatives		Liability derivatives
(Dollars in thousands)	Notional or contractual amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
March 31, 2020
Interest rate swap contracts	$1,073,560	Other assets	$52,485	Other liabilities	$53,382
Loan commitments	73,794	Mortgages held for sale	1,381	N/A	—
Forward contracts - mortgage loan	29,637	N/A	—	Mortgages held for sale	358
Total	$1,176,991		$53,866		$53,740

December 31, 2019
Interest rate swap contracts	$1,074,809	Other assets	$21,975	Other liabilities	$22,352
Loan commitments	9,950	Mortgages held for sale	185	N/A	—
Forward contracts - mortgage loan	23,632	N/A	—	Mortgages held for sale	38
Total	$1,108,391		$22,160		$22,390

The following table shows the amounts included in the Consolidated Statements of Income for non-hedging derivative financial instruments.

		Gain (loss)
		Three Months Ended March 31,
(Dollars in thousands)	Statement of Income classification	2020	2019
Interest rate swap contracts	Other expense	$(519)	$(57)
Interest rate swap contracts	Other income	91	279
Loan commitments	Mortgage banking	1,196	77
Forward contracts - mortgage loan	Mortgage banking	(320)	10
Total		$448	$309
The following table shows the offsetting of financial assets and derivative assets.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2020
Interest rate swaps	$53,595	$1,110	$52,485	$—	$—	$52,485

December 31, 2019
Interest rate swaps	$22,279	$304	$21,975	$—	$—	$21,975
 The following table shows the offsetting of financial liabilities and derivative liabilities.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
March 31, 2020
Interest rate swaps	$54,492	$1,110	$53,382	$53,114	$—	$268
Repurchase agreements	135,942	—	135,942	135,942	—	—
Total	$190,434	$1,110	$189,324	$189,056	$—	$268

December 31, 2019
Interest rate swaps	$22,656	$304	$22,352	$23,482	$—	$(1,130)
Repurchase agreements	120,459	—	120,459	120,459	—	—
Total	$143,115	$304	$142,811	$143,941	$—	$(1,130)
If a default in performance of any obligation of a repurchase agreement occurs, each party will set-off property held in respect of transactions against obligations owing in respect of any other transactions. At March 31, 2020 and December 31, 2019, repurchase agreements had a remaining contractual maturity of $133.79 million and $119.45 million in overnight and $2.15 million and $1.01 million in up to 30 days, respectively and were collateralized by U.S. Treasury and Federal agencies securities.
Note 10 — Variable Interest Entities
A variable interest entity (VIE) is a partnership, limited liability company, trust or other legal entity that meets any one of the following criteria:
•The entity does not have sufficient equity to conduct its activities without additional subordinated financial support from another party.
•The entity’s investors lack the power to direct the activities that most significantly affect the entity’s economic performance.
•The entity’s at-risk holders do not have the obligation to absorb the losses or the right to receive residual returns.

•The voting rights of some investors are not proportional to their economic interests in the entity, and substantially all of the entity’s activities involve, or are conducted on behalf of, investors with disproportionately few voting rights.
The Company is involved in various entities that are considered to be VIEs. The Company’s investments in VIEs are primarily related to investments promoting affordable housing, community development and renewable energy sources. Some of these tax-advantaged investments support the Company’s regulatory compliance with the Community Reinvestment Act. The Company’s investments in these entities generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These tax credits are recognized as a reduction of tax expense or, for investments qualifying as investment tax credits, as a reduction to the related investment asset. The Company recognized federal income tax credits related to its affordable housing and community development tax-advantaged investments in tax expense of $0.43 million and $0.35 million for the three months ended March 31, 2020 and 2019, respectively. The Company also recognized $2.24 million and $1.60 million of investment tax credits for the three months ended March 31, 2020 and 2019, respectively.
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

(Dollars in thousands)	March 31, 2020	December 31, 2019
Investment carrying amount	$18,075	$19,843
Unfunded capital and other commitments	11,969	17,420
Maximum exposure to loss	41,269	37,904
The Company is required to consolidate VIEs in which it has concluded it has significant involvement in and the ability to direct the activities that impact the entity’s economic performance. The Company is the managing general partner of entities to which it shares interest in tax-advantaged investments with third parties. At March 31, 2020 and December 31, 2019, approximately $53.10 million and $41.24 million of the Company’s assets and $23.83 million and $18.68 million of its liabilities included on the Consolidated Statements of Financial Condition were related to tax-advantaged investment VIEs which the Company has consolidated, respectively. The assets of the consolidated VIEs are reported in Other Assets, the liabilities are reported in Other Liabilities and the non-controlling interest is reported in Equity on the Consolidated Statements of Financial Condition. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIE do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIE is generally limited to the carrying value of its variable interest plus any related tax credits previously recognized.
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
The following table shows subordinated notes at March 31, 2020.

(Dollars in thousands)	Amount of Subordinated Notes	Interest Rate	Maturity Date
June 2007 issuance (1)	$41,238	7.22%	6/15/2037
August 2007 issuance (2)	17,526	2.22%	9/15/2037
Total	$58,764

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
Stock options, where the exercise price was greater than the average market price of the common shares, were excluded from the computation of diluted earnings per common share because the result would have been antidilutive. There were no stock options outstanding as of March 31, 2020 and 2019.
The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended March 31,
(Dollars in thousands - except per share amounts)	2020	2019
Distributed earnings allocated to common stock	$7,399	$6,966
Undistributed earnings allocated to common stock	8,941	15,102
Net earnings allocated to common stock	16,340	22,068
Net earnings allocated to participating securities	73	128
Net income allocated to common stock and participating securities	$16,413	$22,196

Weighted average shares outstanding for basic earnings per common share	25,523,356	25,759,186
Dilutive effect of stock compensation	—	—
Weighted average shares outstanding for diluted earnings per common share	25,523,356	25,759,186

Basic earnings per common share	$0.64	$0.86
Diluted earnings per common share	$0.64	$0.86

Note 12 — Stock Based Compensation
As of March 31, 2020, the Company had four active stock-based employee compensation plans, which are more fully described in Note 16 of the Consolidated Financial Statements in 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2019. These plans include three executive stock award plans, the Executive Incentive Plan, the Restricted Stock Award Plan, the Strategic Deployment Incentive Plan; and the Employee Stock Purchase Plan. The 2011 Stock Option Plan was approved by the shareholders on April 21, 2011 but the Company had not made any grants through March 31, 2020.

Stock-based compensation expense for all stock-based compensation awards granted is based on the grant-date fair value. For all awards except stock option awards, the grant date fair value is either the fair market value per share or book value per share (corresponding to the type of stock awarded) as of the grant date. For stock option awards, the grant date fair value is estimated using the Black-Scholes option pricing model. For all awards, the Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, for which the Company uses the related vesting term.
Total fair value of options vested and expensed was zero for the three months ended March 31, 2020 and 2019. As of March 31, 2020 and 2019 there were no outstanding stock options. There were no stock options exercised during the three months ended March 31, 2020 and 2019. All shares issued in connection with stock option exercises are issued from available treasury stock.
As of March 31, 2020, there was $8.12 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 3.73 years.
Note 13 — Accumulated Other Comprehensive Income (Loss)
The following table presents reclassifications out of accumulated other comprehensive income (loss) related to unrealized gains and losses on available-for-sale securities.

	Three Months Ended March 31,		Affected Line Item in the Statements of Income
(Dollars in thousands)	2020	2019
Realized gains included in net income	$280	$—	Gains on investment securities available-for-sale
	280	—	Income before income taxes
Tax effect	(67)	—	Income tax expense
Net of tax	$213	$—	Net income

Note 14 — Income Taxes
The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized was zero at March 31, 2020 and December 31, 2019. Interest and penalties are recognized through the income tax provision. For the three months ended March 31, 2020 and 2019, the Company recognized no interest or penalties. There were no accrued interest and penalties at March 31, 2020 and December 31, 2019.
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
•Level 2 — The valuation is based on observable inputs such as quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.
•Level 3 — The valuation is based on unobservable inputs that are supported by minimal or no market activity and that are significant to the fair value of the instrument. Level 3 valuations are typically performed using pricing models, discounted cash flow methodologies, or similar techniques that incorporate management’s own estimates of assumptions that market participants would use in pricing the instrument, or valuations that require significant management judgment or estimation.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.
The Company elected fair value accounting for mortgages held for sale and for its best-efforts forward sales commitments. The Company economically hedges its mortgages held for sale by either selling corresponding forward contracts on agency securities (free-standing derivatives) or obtaining best-efforts forward sales commitments with an investor to sell the loans at an agreed-upon price at the time the interest rate locks are issued to customers. The Company believes the election for mortgages held for sale will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives or best-best efforts forward sales commitments. At March 31, 2020 and December 31, 2019, all mortgages held for sale were carried at fair value.
The following table shows the differences between the fair value carrying amount of mortgages held for sale measured at fair value and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity.

(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Excess of fair value carrying amount over (under) unpaid principal
March 31, 2020
Mortgages held for sale reported at fair value	$13,449	$12,094	$1,355	(1)

December 31, 2019
Mortgages held for sale reported at fair value	$20,277	$19,890	$387	(1)

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
Both the market and income valuation approaches are implemented using the following types of inputs:
•U.S. treasuries are priced using the market approach and utilizing live data feeds from active market exchanges for identical securities.
•Government-sponsored agency debt securities and corporate bonds are primarily priced using available market information through processes such as benchmark curves, market valuations of like securities, sector groupings and matrix pricing.
•Other government-sponsored agency securities, mortgage-backed securities and some of the actively traded REMICs and CMOs, are primarily priced using available market information including benchmark yields, prepayment speeds, spreads and volatility of similar securities.

•State and political subdivisions are largely grouped by characteristics, i.e., geographical data and source of revenue in trade dissemination systems. Since some securities are not traded daily and due to other grouping limitations, active market quotes are often obtained using benchmarking for like securities. Local direct placement municipal securities, with very little market activity, are priced using an appropriate market yield curve, which includes a credit spread assumption.
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
The following table shows the balance of assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2020
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$82,813	$454,608	$—	$537,421
U.S. States and political subdivisions securities	—	75,719	5,295	81,014
Mortgage-backed securities — Federal agencies	—	392,309	—	392,309
Corporate debt securities	—	45,725	—	45,725
Foreign government and other securities	—	700	—	700
Total debt securities available-for-sale	82,813	969,061	5,295	1,057,169
Mortgages held for sale	—	13,449	—	13,449
Accrued income and other assets (interest rate swap agreements)	—	52,485	—	52,485
Total	$82,813	$1,034,995	$5,295	$1,123,103

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$53,382	$—	$53,382
Total	$—	$53,382	$—	$53,382

December 31, 2019
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$80,393	$446,571	$—	$526,964
U.S. States and political subdivisions securities	—	82,213	2,292	84,505
Mortgage-backed securities — Federal agencies	—	375,389	—	375,389
Corporate debt securities	—	53,025	—	53,025
Foreign government and other securities	—	700	—	700
Total debt securities available-for-sale	80,393	957,898	2,292	1,040,583
Mortgages held for sale	—	20,277	—	20,277
Accrued income and other assets (interest rate swap agreements)	—	21,975	—	21,975
Total	$80,393	$1,000,150	$2,292	$1,082,835

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$22,352	$—	$22,352
Total	$—	$22,352	$—	$22,352

The following table shows changes in Level 3 assets measured at fair value on a recurring basis for the quarter ended March 31, 2020 and 2019.

(Dollars in thousands)	U.S. States and political subdivisions securities
Beginning balance January 1, 2020	$2,292
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	(17)
Purchases	3,100
Issuances	—
Sales	—
Settlements	—
Maturities	(80)
Transfers into Level 3	—
Transfers out of Level 3	—
Ending balance March 31, 2020	$5,295

Beginning balance January 1, 2019	$1,025
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	19
Purchases	4,100
Issuances	—
Sales	—
Settlements	—
Maturities	(80)
Transfers into Level 3	—
Transfers out of Level 3	—
Ending balance March 31, 2019	$5,064
There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2020 or 2019.
The following table shows the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a recurring basis.

(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
March 31, 2020
Debt securities available-for sale
Direct placement municipal securities	$5,295	Discounted cash flows	Credit spread assumption	0.95% - 3.24%	1.69%

December 31, 2019
Debt securities available-for sale
Direct placement municipal securities	$2,292	Discounted cash flows	Credit spread assumption	0.12% - 2.85%
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
For assets measured at fair value on a nonrecurring basis the following represents impairment charges (recoveries) recognized on these assets during the quarter ended March 31, 2020: impaired loans - $1.28 million; mortgage servicing rights - $0.00 million; repossessions - $0.29 million; and other real estate - $0.00 million.

The following table shows the carrying value of assets measured at fair value on a non-recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2020
Impaired loans - collateral based	$—	$—	$8,639	$8,639
Accrued income and other assets (mortgage servicing rights)	—	—	4,153	4,153
Accrued income and other assets (repossessions)	—	—	9,020	9,020
Accrued income and other assets (other real estate)	—	—	362	362
Total	$—	$—	$22,174	$22,174

December 31, 2019
Impaired loans - collateral based	$—	$—	$8,492	$8,492
Accrued income and other assets (mortgage servicing rights)	—	—	4,200	4,200
Accrued income and other assets (repossessions)	—	—	8,623	8,623
Accrued income and other assets (other real estate)	—	—	522	522
Total	$—	$—	$21,837	$21,837
The following table below shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a non-recurring basis.

(Dollars in thousands)	Carrying Value	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
March 31, 2020
Impaired loans	$8,639	$8,639	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	10% - 60%	22%

Mortgage servicing rights	4,153	4,538	Discounted cash flows	Constant prepayment rate (CPR)	13.3% - 23.9%	17.6%
				Discount rate	9.0% - 11.9%	9.3%

Repossessions	9,020	9,508	Appraisals, trade publications and auction values	Discount for lack of marketability	3% - 19%	5%

Other real estate	362	383	Appraisals	Discount for lack of marketability	0% - 6%	5%

December 31, 2019
Impaired loans	$8,492	$8,492	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	0% - 90%

Mortgage servicing rights	4,200	5,986	Discounted cash flows	Constant prepayment rate (CPR)	10.2% - 28.1%
				Discount rate	9.3% - 12.1%

Repossessions	8,623	9,211	Appraisals, trade publications and auction values	Discount for lack of marketability	3% - 25%

Other real estate	522	564	Appraisals	Discount for lack of marketability	0% - 11%
GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.

The following table shows the fair values of the Company’s financial instruments.

(Dollars in thousands)	Carrying or Contract Value	Fair Value	Level 1	Level 2	Level 3
March 31, 2020
Assets:
Cash and due from banks	$72,756	$72,756	$72,756	$—	$—
Federal funds sold and interest bearing deposits with other banks	49,543	49,543	49,543	—	—
Investment securities, available-for-sale	1,057,169	1,057,169	82,813	969,061	5,295
Other investments	28,414	28,414	28,414	—	—
Mortgages held for sale	13,449	13,449	—	13,449	—
Loans and leases, net of reserve for loan and lease losses	5,008,716	5,052,121	—	—	5,052,121
Mortgage servicing rights	4,153	4,538	—	—	4,538
Accrued interest receivable	19,827	19,827	—	19,827	—
Interest rate swaps	52,485	52,485	—	52,485	—
Liabilities:
Deposits	$5,275,911	$5,290,109	$3,651,352	$1,638,757	$—
Short-term borrowings	282,845	282,845	135,154	147,691	—
Long-term debt and mandatorily redeemable securities	81,877	82,393	—	82,393	—
Subordinated notes	58,764	49,893	—	49,893	—
Accrued interest payable	13,719	13,719	—	13,719	—
Interest rate swaps	53,382	53,382	—	53,382	—
Off-balance-sheet instruments *	—	283	—	283	—

December 31, 2019
Assets:
Cash and due from banks	$67,215	$67,215	$67,215	$—	$—
Federal funds sold and interest bearing deposits with other banks	16,150	16,150	16,150	—	—
Investment securities, available-for-sale	1,040,583	1,040,583	80,393	957,898	2,292
Other investments	28,414	28,414	28,414	—	—
Mortgages held for sale	20,277	20,277	—	20,277	—
Loans and leases, net of reserve for loan and lease losses	4,974,273	4,992,684	—	—	4,992,684
Mortgage servicing rights	4,200	5,986	—	—	5,986
Accrued interest receivable	19,125	19,125	—	19,125	—
Interest rate swaps	21,975	21,975	—	21,975	—
Liabilities:
Deposits	$5,357,326	$5,362,633	$3,708,828	$1,653,805	$—
Short-term borrowings	145,893	145,893	120,891	25,002	—
Long-term debt and mandatorily redeemable securities	71,639	71,084	—	71,084	—
Subordinated notes	58,764	61,469	—	61,469	—
Accrued interest payable	13,918	13,918	—	13,918	—
Interest rate swaps	22,352	22,352	—	22,352	—
Off-balance-sheet instruments *	—	281	—	281	—

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
ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis is presented to provide information concerning 1st Source Corporation and its subsidiaries’ (collectively referred to as “the Company”, “we”, and “our”) financial condition as of March 31, 2020, as compared to December 31, 2019, and the results of operations for the three months ended March 31, 2020 and 2019. This discussion and analysis should be read in conjunction with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2019 Annual Report.
Except for historical information contained herein, the matters discussed in this document express “forward-looking statements.” Generally, the words “believe,” “contemplate,” “seek,” “plan,” “possible,” “assume,” “expect,” “intend,” “targeted,” “continue,” “remain,” “estimate,” “anticipate,” “project,” “will,” “should,” “indicate,” “would,” “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Those statements, including statements, projections, estimates or assumptions concerning future events or performance, and other statements that are other than statements of historical fact, are subject to material risks and uncertainties. We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. We may make other written or oral forward-looking statements from time to time. Readers are advised that various important factors could cause our actual results or circumstances for future periods to differ materially from those anticipated or projected in such forward-looking statements. Such factors include, but are not limited to, changes in law, regulations or GAAP; our competitive position within the markets we serve; increasing consolidation within the banking industry; unforeseen changes in interest rates; unforeseen changes in loan prepayment assumptions; unforeseen downturns in or major events affecting the local, regional or national economies or the industries in which we have credit concentrations; more recently, potential impacts of the COVID-19 pandemic; and other matters discussed in our filings with the SEC, including our Annual Report on Form 10-K  for 2019, which filings are available from the SEC. We undertake no obligation to publicly update or revise any forward-looking statements.
FINANCIAL CONDITION
Our total assets at March 31, 2020 were $6.74 billion, an increase of $112.34 million or 1.70% from December 31, 2019. Total investment securities, available-for-sale were $1.06 billion, an increase of $16.59 million or 1.59% from December 31, 2019. Federal funds sold and interest bearing deposits with other banks were $49.54 million, an increase of $33.39 million or 206.77% from December 31, 2019.
Total loans and leases were $5.13 billion, an increase of $43.99 million or 0.86% from December 31, 2019. Our foreign loan and lease outstandings, all denominated in U.S. dollars were $176.94 million and $184.24 million as of March 31, 2020 and December 31, 2019, respectively. Foreign loans and leases are in aircraft financing. Loan and lease outstandings to borrowers in Brazil and Mexico were $54.73 million and $102.41 million as of March 31, 2020, respectively, compared to $58.29 million and $111.91 million as of December 31, 2019, respectively. As of March 31, 2020 and December 31, 2019 there was not a significant concentration in any other country. Solar loan and lease outstandings were $178.35 million as of March 31, 2020, an increase of $14.75 million or 9.02% from the $163.60 million at December 31, 2019. Solar loan and lease outstandings are included in commercial and agricultural loans. Equipment owned under operating leases was $101.24 million, a decrease of $10.45 million, or 9.35% compared to December 31, 2019.
Total deposits were $5.28 billion, a decrease of $81.42 million or 1.52% from the end of 2019. Short-term borrowings were $282.85 million, an increase of $136.95 million or 93.87% from December 31, 2019. Long-term debt and mandatorily redeemable securities were $81.88 million, an increase of $10.24 million or 14.29% from December 31, 2019.

The following table shows accrued income and other assets.

(Dollars in thousands)	March 31, 2020	December 31, 2019
Accrued income and other assets:
Bank owned life insurance cash surrender value	$69,280	$68,774
Operating lease right of use assets	23,451	24,147
Accrued interest receivable	19,827	19,125
Mortgage servicing rights	4,153	4,200
Other real estate	362	522
Repossessions	9,020	8,623
Partnership investments carrying amount	71,178	61,083
All other assets	70,167	41,516
Total accrued income and other assets	$267,438	$227,990

CORONAVIRUS (COVID-19) IMPACT
The following is a description of the impact the Coronavirus (COVID-19) pandemic is having on our financial condition and results of operations and certain risks to our business that the pandemic creates or exacerbates.
Loan and lease modifications
We began receiving requests from our borrowers for loan and lease deferrals in March. Modifications include the deferral of principal payments or the deferral of principal and interest payments for terms generally 90 - 180 days. Requests are evaluated individually and approved modifications are based on the unique circumstances of each borrower. We are committed to working with our clients to allow time to work through the challenges of this pandemic. At this time, it is uncertain what future impact loan and lease modifications related to COVID-19 difficulties will have on our financial condition, results of operations and reserve for loan and lease losses. The following table shows coronavirus loan and lease modifications approved as of mid-April.

	Principal-only Deferrals		Principal and Interest Deferrals		Total Coronavirus Modifications	Recorded Investment at March 31, 2020
(Dollars in millions)	90 Days or Less	91 Days - 180 Days	90 Days or Less	91 Days - 180 Days
Auto and light truck rental	$86	$—	$28	$—	$114	$427
Specialty vehicle(1)	2	—	51	—	53	151
Medium and heavy duty truck	12	7	3	—	22	278
Aircraft	43	16	13	—	72	773
Construction	78	4	12	20	114	718
Commercial	48	30	17	24	119	2,097
Total	$269	$57	$124	$44	$494	$4,444
(1) Includes motor coaches, shuttle buses, step vans, work trucks and funeral cars.
Paycheck Protection Program (PPP) and Liquidity
As part of the CARES Act, approved by the President on March 27, 2020, the Small Business Administration (SBA) has been authorized to guarantee loans under the PPP through June 30, 2020 for small businesses who meet the necessary eligibility requirements in order to keep their workers on the payroll. We began accepting applications on April 3, 2020. As of mid-April, we had processed 2,061 PPP loans totaling $554 million. PPP loans are fully guaranteed by the SBA and as such do not represent a credit risk.
On April 9, 2020, the FDIC, Federal Reserve and OCC created the Paycheck Protection Program Liquidity Facility (PPPLF) to bolster the effectiveness of the PPP by providing liquidity to and neutralizing the regulatory capital effects on participating financial institutions. We intend to utilize the liquidity relief offered by the PPPLF to the extent needed and as such do not expect our participation in the PPP to have a negative impact on our liquidity position, capital resources, financial condition or results of operations.

Asset impairment
At this time, we do not believe there exists any impairment to our goodwill and intangible assets, long-lived assets, MSRs, right of use assets, or available-for-sale investment securities due to the COVID-19 pandemic. Our MSRs have experienced a decrease in their fair value as of March 31, 2020 and we will continue to evaluate MSRs at each reporting date to determine whether a valuation allowance is appropriate. It is uncertain whether prolonged effects of the COVID-19 pandemic will result in future impairment charges related to any of the aforementioned assets.
Risks
See Part II Other Information, Item 1A, Risk Factors for more information.
Reserve for loan and lease losses
See Part I Financial Information, Note 5 to the Consolidated Financial Statements and Part I Financial Information, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Provision and Reserve for Loan and Lease Losses” for more information.
CAPITAL
As of March 31, 2020, total shareholders’ equity was $850.90 million, up $22.62 million, or 2.73% from the $828.28 million at December 31, 2019. In addition to net income of $16.41 million, other significant changes in shareholders’ equity during the first three months of 2020 included $7.41 million of dividends paid. The accumulated other comprehensive income component of shareholders’ equity totaled $17.65 million at March 31, 2020, compared to $5.17 million at December 31, 2019. Our shareholders’ equity-to-assets ratio was 12.63% as of March 31, 2020, compared to 12.51% at December 31, 2019. Book value per common share rose to $33.32 at March 31, 2020, from $32.47 at December 31, 2019.
We declared and paid cash dividends per common share of $0.29 during the first quarter of 2020. The trailing four quarters dividend payout ratio, representing cash dividends per common share divided by diluted earnings per common share, was 33.43%. The dividend payout is continually reviewed by management and the Board of Directors subject to the Company’s capital and dividend policy.
The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations.
The actual capital amounts and ratios of 1st Source Corporation and 1st Source Bank as of March 31, 2020, are presented in the table below.

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$912,548	15.23%	$479,457	8.00%	$629,288	10.50%	$599,322	10.00%
1st Source Bank	830,076	13.84	479,812	8.00	629,753	10.50	599,765	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	837,026	13.97	359,593	6.00	509,423	8.50	479,457	8.00
1st Source Bank	754,499	12.58	359,859	6.00	509,800	8.50	479,812	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	753,621	12.57	269,695	4.50	419,525	7.00	389,559	6.50
1st Source Bank	728,094	12.14	269,894	4.50	419,835	7.00	389,847	6.50
Tier 1 Capital (to Average Assets):
1st Source Corporation	837,026	12.82	261,190	4.00	N/A	N/A	326,488	5.00
1st Source Bank	754,499	11.56	261,168	4.00	N/A	N/A	326,460	5.00

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

We have borrowing sources available to supplement deposits and meet our funding needs. 1st Source Bank has established relationships with several banks to provide short term borrowings in the form of federal funds purchased. At March 31, 2020, we had no borrowings in the federal funds market. We could borrow $225.00 million in additional funds for a short time from these banks on a collective basis. As of March 31, 2020, we had $196.64 million outstanding in FHLB advances and could borrow an additional $401.88 million contingent on the FHLB activity-based stock ownership requirement. We also had no outstandings with the FRB and could borrow $543.27 million as of March 31, 2020.
Our loan to asset ratio was 76.16% at March 31, 2020 compared to 76.79% at December 31, 2019 and 77.22% at March 31, 2019. Cash and cash equivalents totaled $122.30 million at March 31, 2020 compared to $83.37 million at December 31, 2019 and $67.68 million at March 31, 2019. At March 31, 2020, the Consolidated Statements of Financial Condition was rate sensitive by $224.39 million more assets than liabilities scheduled to reprice within one year, or approximately 1.08%. Management believes that the present funding sources provide adequate liquidity to meet our cash flow needs.
Under Indiana law governing the collateralization of public fund deposits, the Indiana Board of Depositories determines which financial institutions are required to pledge collateral based on the strength of their financial ratings. We have been informed that no collateral is required for our public fund deposits. However, the Board of Depositories could alter this requirement in the future and adversely impact our liquidity. Our potential liquidity exposure if we must pledge collateral is approximately $657 million.
RESULTS OF OPERATIONS
Net income available to common shareholders for the three month period ended March 31, 2020 was $16.41 million, compared to $22.20 million for the same period in 2019. Diluted net income per common share was $0.64 for the three month period ended March 31, 2020, compared to $0.86 for the same period in 2019. Return on average common shareholders’ equity was 7.81% for the three months ended March 31, 2020, compared to 11.61% in 2019. The return on total average assets was 1.00% for the three months ended March 31, 2020, compared to 1.43% in 2019.
Net income decreased for the three months ended March 31, 2020 compared to the first three months of 2019. Noninterest income increased which was offset by an increase in the provision for loan and lease losses and noninterest expense. Details of the changes in the various components of net income are discussed further below.

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
DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL

				Three Months Ended
	March 31, 2020			December 31, 2019			March 31, 2019
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
ASSETS
Investment securities available-for-sale:
Taxable	$973,421	$5,550	2.29%	$982,839	$5,189	2.09%	$909,422	$5,515	2.46%
Tax exempt(1)	57,219	325	2.28%	62,078	365	2.33%	78,171	472	2.45%
Mortgages held for sale	11,294	96	3.42%	21,489	192	3.54%	8,826	101	4.64%
Loans and leases, net of unearned discount(1)	5,098,397	61,520	4.85%	5,046,639	63,159	4.97%	4,858,183	62,677	5.23%
Other investments	41,463	346	3.36%	145,893	798	2.17%	42,095	438	4.22%
Total earning assets(1)	6,181,794	67,837	4.41%	6,258,938	69,703	4.42%	5,896,697	69,203	4.76%
Cash and due from banks	65,407			73,438			63,886
Reserve for loan and lease losses	(112,239)			(110,209)			(101,697)
Other assets	476,159			486,308			431,500
Total assets	$6,611,121			$6,708,475			$6,290,386

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$4,076,270	$10,851	1.07%	$4,170,250	$12,523	1.19%	$3,934,921	$11,470	1.18%
Short-term borrowings	202,545	254	0.50%	183,244	170	0.37%	251,379	931	1.50%
Subordinated notes	58,764	884	6.05%	58,764	907	6.12%	58,764	928	6.40%
Long-term debt and mandatorily redeemable securities	77,973	853	4.40%	71,428	647	3.59%	70,481	744	4.28%
Total interest-bearing liabilities	4,415,552	12,842	1.17%	4,483,686	14,247	1.26%	4,315,545	14,073	1.32%
Noninterest-bearing deposits	1,196,106			1,244,173			1,124,441
Other liabilities	131,858			136,169			73,183
Shareholders’ equity	844,724			824,361			775,657
Noncontrolling interests	22,881			20,086			1,560
Total liabilities and equity	$6,611,121			$6,708,475			$6,290,386
Less: Fully tax-equivalent adjustments		(151)			(160)			(182)
Net interest income/margin (GAAP-derived)(1)		$54,844	3.57%		$55,296	3.51%		$54,948	3.78%
Fully tax-equivalent adjustments		151			160			182
Net interest income/margin - FTE(1)		$54,995	3.58%		$55,456	3.52%		$55,130	3.79%

(1) See “Reconciliation of Non-GAAP Financial Measures” at the end of this section for additional information on this performance measure/ratio.
Quarter Ended March 31, 2020 compared to the Quarter Ended March 31, 2019
The taxable-equivalent net interest income for the three months ended March 31, 2020 was $55.00 million, a decrease of 0.24% over the same period in 2019. The net interest margin on a fully taxable-equivalent basis was 3.58% for the three months ended March 31, 2020, compared to 3.79% for the three months ended March 31, 2019.
During the three month period ended March 31, 2020, average earning assets increased $285.10 million, up 4.83% over the comparable period in 2019. Average interest-bearing liabilities increased $100.01 million or 2.32%. The yield on average earning assets decreased 35 basis points to 4.41% from 4.76% primarily due to lower rates on loans and leases and investment securities. Total cost of average interest-bearing liabilities decreased 15 basis points to 1.17% from 1.32% as a result of a lower interest rate environment during 2020. The result to the net interest margin, or the ratio of net interest income to average earning assets, was a decrease of 21 basis points.

The largest contributor to the reduced yield on average earning assets for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, was a decrease in yields on net loans and leases of 38 basis points primarily due to market conditions as a result of several Federal Reserve interest rate decreases during the second half of 2019 and first three months of 2020. The yield on net loans and leases was also positively impacted by one basis point due to net interest recoveries of $0.09 million in the first quarter of 2020 vs. net interest recoveries of $0.08 million in the first quarter of 2019. Average net loans and leases increased $240.21 million or 4.94% with the largest increases occurring within the construction equipment and commercial real estate portfolios as a result of market demand. Total average investment securities increased $43.05 million or 4.36%. Average mortgages held for sale increased $2.47 million or 27.96%. Average other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank (FHLB) stock and commercial paper decreased $0.63 million or 1.50% from the first quarter of 2019.
Average interest-bearing deposits increased $141.35 million or 3.59% for the first quarter of 2020 over the same period in 2019 primarily due to organic customer growth. The effective rate paid on average interest-bearing deposits decreased 11 basis points to 1.07% from 1.18%. The decrease in the average cost of interest-bearing deposits was primarily the result of lower rates and a shift in the deposit mix from the first quarter of 2019.
Average short-term borrowings decreased $48.83 million or 19.43% for the first quarter of 2020 compared to the same period in 2019. Interest paid on short-term borrowings decreased 100 basis points. Interest paid on subordinated notes decreased 35 basis points during the first quarter of 2020 from the same period a year ago due to a variable rate on one traunche. Average long-term debt and mandatorily redeemable securities balances increased $7.49 million or 10.63%. Interest paid on long-term debt and mandatorily redeemable securities increased 12 basis points during the first quarter of 2020 from the same period in 2019 primarily due to higher rates on mandatorily redeemable securities.

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

		Three Months Ended
(Dollars in thousands)		March 31, 2020	December 31, 2019	March 31, 2019
Calculation of Net Interest Margin
(A)	Interest income (GAAP)	$67,686	$69,543	$69,021
	Fully tax-equivalent adjustments:
(B)	- Loans and leases	90	92	95
(C)	- Tax-exempt investment securities	61	68	87
(D)	Interest income - FTE (A+B+C)	67,837	69,703	69,203
(E)	Interest expense (GAAP)	12,842	14,247	14,073
(F)	Net interest income (GAAP) (A–E)	54,844	55,296	54,948
(G)	Net interest income - FTE (D–E)	54,995	55,456	55,130
(H)	Annualization factor	4.022	3.967	4.056
(I)	Total earning assets	$6,181,794	$6,258,938	$5,896,697
	Net interest margin (GAAP-derived) (F*H)/I	3.57%	3.51%	3.78%
	Net interest margin - FTE (G*H)/I	3.58%	3.52%	3.79%

PROVISION AND RESERVE FOR LOAN AND LEASE LOSSES
The provision for loan and lease losses for the three months ended March 31, 2020 was $11.35 million compared to a provision for loan and lease losses in the three months ended March 31, 2019 of $4.92 million. Net charge-offs of $1.81 million or 0.14% of average loans and leases were recorded for the first quarter 2020, compared to net charge-offs of $3.54 million or 0.30% of average loans and leases for the same quarter a year ago.

The provision for the three months ended March 31, 2020 was principally driven by increases in special attention outstandings and exposures in special attention credits. In addition, increased uncertainty in the loan portfolio and in specific portfolio segments related to COVID-19 concerns and a charge-off in the construction equipment portfolio contributed to the higher provision, as well as to support loan growth during the quarter. Loan outstandings went up by $44 million in the first quarter. There were 29 accounts greater than $100,000 downgraded to special attention this quarter compared to 40 accounts for all of 2019. The largest was unrelated to COVID-19, a construction equipment relationship for which we also have a sizeable impairment. COVID-19 related downgrades to special attention included a total of 26 accounts aggregating $12.33 million, of which 15 accounts aggregating $11.88 million were greater than $100,000. Most of these customers were granted payment deferrals. The initial wave of customers experiencing difficulties related to shutdowns imposed to reduce the spread of the coronavirus were primarily in the transportation and hospitality industries.
We continue to evaluate risks which may impact our loan portfolios. As a result of the coronavirus pandemic and resultant business shutdowns and unemployment spikes, we reviewed our loan portfolio segments, assessing the likely impact of COVID-19 on each segment and established specific qualitative adjustment factors. We remain concerned that geopolitical events, particularly in the aftermath of the pandemic, will have the potential to further negatively impact the U.S. economy. Current concerns include slower growth projections for world economies and the sharp decline in global trade growth exacerbated by trade supply concerns raised during the pandemic and ongoing tariff disputes, particularly between China and the U.S. Political uncertainty continues in Latin America, with ongoing corruption scandals, fueling U.S. border concerns. Concerns continue to be heightened globally due to actual and potential terrorist attacks.
Another area of concern continues to be our aircraft portfolio where we have a collateral concentration and $177 million in foreign exposure. The majority of our foreign exposure is in Mexico and Brazil. As we ended 2019, the Brazilian economy was on a path of gradual improvement and Mexico’s economy, although stronger, was beginning to exhibit some weaknesses. Now, in light of the pandemic, both are projected to contract in 2020. We continue to monitor individual customer performance and assess risks in the portfolio as a whole.
On March 31, 2020, 30 day and over loan and lease delinquencies as a percentage of loan and lease outstandings were 0.24%, compared to 0.31% on March 31, 2019. The reserve for loan and lease losses as a percentage of loans and leases outstanding at the end of the period was 2.35% compared to 2.07% one year ago. The increase in the reserve as a percent of loans and leases outstanding was primarily due to higher special attention loan outstanding balances and qualitative adjustment factors related to COVID-19 concerns. A summary of loan and lease loss experience during the three months ended March 31, 2020 and 2019 is located in Note 5 of the Consolidated Financial Statements.
A loan or lease is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement. We evaluate loans and leases exceeding $100,000 for impairment and establish a specific reserve as a component of the reserve for loan and lease losses when it is probable all amounts due will not be collected pursuant to the contractual terms of the loan or lease and the recorded investment in the loan or lease exceeds its fair value. A summary of impaired loans as of March 31, 2020 and December 31, 2019 is reflected in Note 4 of the Consolidated Financial Statements.
Current Expected Credit Losses (CECL)
As permitted by the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), we opted to delay adoption of CECL until the earlier of the end of the coronavirus national emergency or December 31, 2020. We will recognize a one-time cumulative effect adjustment through retained earnings of $2.58 million to increase the allowance for credit losses as of January 1, 2020. As of March 31, 2020, we estimate an additional increase to the allowance for credit losses of between $2 million and $10 million which will be recognized through earnings after adoption. We believe that as of March 31, 2020, a sizeable forecast adjustment is necessary as well as qualitative factor adjustments for portfolio segments most severely impacted by the COVID-19 business shutdowns. Given the shelter in place orders, resultant business shutdowns and skyrocketing unemployment, we project the next twelve-month period as the most adverse and applied a more severe forecast adjustment. Furthermore, we reviewed portfolio segments on a granular level, adjusting for greater loss potential in segments immediately impacted such as transportation and hospitality, as evidenced by deferral requests. Additionally, the forecast factor adjustment and the life of loan methodology have a more significant impact on longer duration portfolios.

NONPERFORMING ASSETS
The following table shows nonperforming assets.

(Dollars in thousands)	March 31, 2020	December 31, 2019	March 31, 2019
Loans and leases past due 90 days or more	$191	$309	$178
Nonaccrual loans and leases	26,301	9,789	13,622
Other real estate	362	522	417
Repossessions	9,020	8,623	10,411
Equipment owned under operating leases	—	—	64
Total nonperforming assets	$35,874	$19,243	$24,692
Nonperforming assets as a percentage of loans and leases were 0.68% at March 31, 2020, 0.37% at December 31, 2019, and 0.49% at March 31, 2019. Nonperforming assets totaled $35.87 million at March 31, 2020, an increase of 86.43% from the $19.24 million reported at December 31, 2019, and a 45.29% increase from the $24.69 million reported at March 31, 2019. The increase in nonperforming assets during the first three months of 2020 was related to higher nonaccrual loans and leases. The increase in nonperforming assets at March 31, 2020 from March 31, 2019 also occurred primarily in nonaccrual loans and leases.
The increase in nonaccrual loans and leases at March 31, 2020 from December 31, 2019 occurred primarily in the construction equipment, commercial and agricultural and aircraft portfolios. During the first quarter of 2020, one relationship of $14.95 million primarily within the construction equipment portfolio went into nonaccrual. The increase in nonaccrual loans and leases at March 31, 2020 from March 31, 2019 occurred primarily in the construction equipment, medium and heavy duty truck and aircraft portfolios offset by a decrease in the auto and light truck portfolio. A summary of nonaccrual loans and leases and past due aging for the period ended March 31, 2020 and December 31, 2019 is located in Note 4 of the Consolidated Financial Statements.
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
The following table shows a summary of other real estate and repossessions.

(Dollars in thousands)	March 31, 2020	December 31, 2019	March 31, 2019
Commercial and agricultural	$—	$—	$22
Auto and light truck	1,165	1,865	5,293
Medium and heavy duty truck	—	—	—
Aircraft	7,808	6,707	4,400
Construction equipment	35	35	603
Commercial real estate	303	303	—
Residential real estate and home equity	59	219	417
Consumer	12	16	93
Total	$9,382	$9,145	$10,828
For financial statement purposes, nonaccrual loans and leases are included in loan and lease outstandings, whereas repossessions and other real estate are included in other assets.

NONINTEREST INCOME
The following table shows the details of noninterest income.

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019	$ Change	% Change
Noninterest income:
Trust and wealth advisory	$4,848	$4,858	(10)	(0.21)%
Service charges on deposit accounts	2,605	2,498	107	4.28%
Debit card	3,373	3,220	153	4.75%
Mortgage banking	2,336	936	1,400	NM
Insurance commissions	1,881	2,174	(293)	(13.48)%
Equipment rental	6,630	7,982	(1,352)	(16.94)%
Gains on investment securities available-for-sale	280	—	280	NM
Other	2,669	2,456	213	8.67%
Total noninterest income	$24,622	$24,124	498	2.06%
NM = Not Meaningful
Trust and wealth advisory fees (which include investment management fees, estate administration fees, mutual fund fees, annuity fees, and fiduciary fees) were flat during the three months ended March 31, 2020 compared with the same period a year ago. Trust and wealth advisory fees are largely based on the number and size of client relationships and the market value of assets under management. The market value of trust assets under management at March 31, 2020, December 31, 2019, and March 31, 2019 was $3.78 billion, $4.48 billion, and $4.18 billion, respectively. The decrease in assets under management as of March 31, 2020 was the result of market changes during the end of the quarter.
Service charges on deposit accounts increased for the three months ended March 31, 2020 over the comparable period in 2019. The increase in service charges on deposit accounts primarily reflects a higher volume of nonsufficient fund transactions and increased business deposit account fees.
Debit card income improved in the three months ended March 31, 2020 over the same period a year ago. The majority of the improvement in debit card income was the result of an increased volume of debit card transactions in 2020.
Mortgage banking income increased in the three months ended March 31, 2020 as compared to the same period in 2019. The increase was primarily caused by increased gains on a higher volume of loan sales as a result of more loans originated for the secondary market offset by higher mortgage servicing amortization expense.
Insurance commissions were lower during the three months ended March 31, 2020 over the same period a year ago. The decrease in insurance commissions was primarily due to a reduction in contingent commissions received.
Equipment rental income decreased for the three months ended March 31, 2020 over the comparable period in 2019. The decrease was the result of reduced leasing volume primarily in the construction equipment and auto and light truck portfolios resulting in the average equipment rental portfolio decreasing by 16.80% over the same period a year ago.
Gains on investment securities available-for-sale during the three months ended March 31, 2019 were primarily from the sale of corporate securities in managing portfolio risk.
Other income increased for the three months ended March 31, 2020 over the comparable periods in 2019. The increase was primarily a result of higher partnership investment gains and increased brokerage fees and commissions offset by lower customer swap fees.

NONINTEREST EXPENSE
The following table shows the details of noninterest expense.

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$24,401	$23,495	906	3.86%
Net occupancy	2,721	2,772	(51)	(1.84)%
Furniture and equipment	6,407	6,024	383	6.36%
Depreciation – leased equipment	5,427	6,524	(1,097)	(16.81)%
Professional fees	1,442	1,598	(156)	(9.76)%
Supplies and communication	1,634	1,493	141	9.44%
FDIC and other insurance	288	645	(357)	(55.35)%
Business development and marketing	1,359	949	410	43.20%
Loan and lease collection and repossession	763	1,361	(598)	(43.94)%
Other	2,093	343	1,750	NM
Total noninterest expense	$46,535	$45,204	1,331	2.94%
NM = Not Meaningful
Salaries and employee benefits increased during the three months ended March 31, 2020 compared to the same period in 2019. The increase was mainly due to higher base salaries as a result of normal merit increases and a slight increase in staffing levels along with a rise in group insurance claims offset by a decrease in incentive compensation as compared to the same period in 2019.
Net occupancy expense decreased during the three months ended March 31, 2020 compared to the same period a year ago. The decrease for 2020 was primarily attributable to lower repair and utility expenses and reduced snow removal costs offset by higher building depreciation.
Furniture and equipment expense, including depreciation, increased during the three months ended March 31, 2020 compared to the same period a year ago. Furniture and equipment expense was higher in 2020 mainly due to higher computer processing charges and increased software maintenance costs offset by a reduction in equipment depreciation.
Depreciation on leased equipment decreased for the three months ended March 31, 2020 compared to the same period in 2019. Depreciation on leased equipment correlates with the decrease in equipment rental income.
Professional fees decreased during the first quarter of 2020 compared to the same period a year ago. The decrease was mainly due to lower legal fees and reduced utilization of consulting services offset by an increase in board of director fees.
Supplies and communication increased during the first quarter of 2020 compared to the same period a year ago. The increase resulted primarily from higher postage and shipping expenses.
FDIC and other insurance was lower during the three months ended March 31, 2020 compared to the same period in 2019. The decrease in 2020 was mainly due to $0.45 million in FDIC insurance premium credits received in the first quarter of 2020.
Business development and marketing expense increased during the first quarter of 2020 compared to the same period a year ago. The increase during the first quarter was due to higher marketing promotions compared to the first quarter of 2019.
Loan and lease collection and repossession expense decreased during the first quarter 2020 compared to the same period in 2019. The decrease was mainly due to fewer valuation adjustments on repossessed assets offset by reduced gains on the sale of repossessed assets.
Other expenses increased during the three months ended March 31, 2020 compared to the same period in 2019. During the first three months of 2020, reduced gains on the sale of fixed assets, a higher provision for interest rate swaps with customers and an increase in the provision for unfunded loan commitments were offset by higher gains on the sale of operating lease equipment.
INCOME TAXES
The provision for income taxes for the three month period ended March 31, 2020 was $5.16 million, compared to $6.75 million for the same period in 2019. The effective tax rate was 23.91% and 23.33% for the quarter ended March 31, 2020 and 2019, respectively. The effective tax rate was slightly higher in 2020 compared to 2019 due to higher combined state taxes in 2020.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risks faced by 1st Source since December 31, 2019. For information regarding our market risk, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2019.
ITEM 4.
CONTROLS AND PROCEDURES
As of the end of the period covered by this report an evaluation was carried out, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2020, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the first fiscal quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION
ITEM 1.         Legal Proceedings.
1st Source and its subsidiaries are involved in various legal proceedings incidental to the conduct of our businesses. Management does not expect that the outcome of any such proceedings will have a material adverse effect on our consolidated financial position or results of operations.
ITEM 1A.      Risk Factors.
1st Source has made the following addition to the risk factors disclosed in Item 1A of Part 1 of its Annual Report on Form 10-K for the year ended December 31, 2019.
We may be adversely affected by the world-wide coronavirus (COVID-19) pandemic.
The coronavirus (COVID-19) outbreak may have an adverse impact on certain of our customers directly or indirectly. Entire industries within our loan and lease portfolio such as motor coach, shuttle bus and auto rental have been impacted due to reduced demand related to quarantines and travel restrictions. Other industries within our loan and lease portfolio or the communities we serve are likely to experience similar disruptions and economic hardships as the current coronavirus pandemic persists. In addition, such events could affect the stability of our deposit base, lead to mass layoffs and furloughs which could impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, result in lost revenue or cause us to incur additional expenses.
Additionally, the Federal Reserve has reduced interest rates substantially in an attempt to boost consumer spending due to the coronavirus pandemic which could have a sustained negative impact on our results of operations. The U.S. Congress has also passed a massive stimulus package (the “Coronavirus Aid, Relief, and Economic Security Act”) intended to provide relief to consumers and small businesses however the effectiveness of this package could be disrupted by operational challenges in successfully implementing all of its provisions in a timely manner and could ultimately prove to be insufficient in scale.
Although we maintain contingency and disaster recovery plans for pandemic outbreaks, we created a dedicated executive COVID-19 response team that is closely monitoring developments and providing guidance for additional precautions and initiatives. We have established separate teams within departments to help ensure that infection will not spread across entire departments. We are encouraging virtual meetings and conference calls in place of in-person meetings, including our annual shareholder meeting which will be held virtually this year. Employees with health conditions putting them at higher risk of adverse effects from coronavirus infection are working remotely. Additionally, travel has been restricted. We are promoting social distancing, frequent hand washing and thorough disinfection of all surfaces. Our banking center lobbies have been closed except for advance appointments only. Banking center drive-ups, ATMs and online/mobile banking services continue to operate.

Even with precautions, the continued spread or prolonged impact of the coronavirus could negatively impact the availability of key personnel or significant numbers of our staff, who are necessary to conduct our business. Such a spread or outbreak could also impact the business and operations of third party service providers who perform critical services for our business. If the coronavirus spreads or the containment and mitigation response is unsuccessful for a prolonged period of time, we could experience a material adverse effect on our business, financial condition, and results of operations.
ITEM 2.         Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs
January 01 - 31, 2020	—	$—	—	859,374
February 01 - 29, 2020	—	—	—	859,374
March 01 - 31, 2020	—	—	—	859,374

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
ITEM 3.         Defaults Upon Senior Securities.
None
ITEM 4.         Mine Safety Disclosures.
None
ITEM 5.         Other Information.
None
ITEM 6.         Exhibits
The following exhibits are filed with this report:

3(b)	By-Laws of Registrant, as amended March 20, 2020, filed herewith.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Chief Financial Officer.

101.INS	XBRL Instance Document — The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1st Source Corporation

DATE	April 23, 2020	/s/ CHRISTOPHER J. MURPHY III
Christopher J. Murphy III Chairman of the Board and CEO

DATE	April 23, 2020	/s/ ANDREA G. SHORT
Andrea G. Short Treasurer and Chief Financial Officer Principal Accounting Officer