Form 10-Q
period 2020-06-30
1ST SOURCE CORP
filed 2020-07-23
CIK 34782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Number of shares of common stock outstanding as of July 17, 2020 — 25,550,365 shares

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited - Dollars in thousands)

	June 30, 2020	December 31, 2019
ASSETS
Cash and due from banks	$67,591	$67,215
Federal funds sold and interest bearing deposits with other banks	112,645	16,150
Investment securities available-for-sale	1,055,797	1,040,583
Other investments	30,619	28,414
Mortgages held for sale	36,508	20,277
Loans and leases, net of unearned discount:
Commercial and agricultural	1,710,712	1,132,791
Auto and light truck	563,606	588,807
Medium and heavy duty truck	284,432	294,824
Aircraft	782,160	784,040
Construction equipment	739,027	705,451
Commercial real estate	942,971	908,177
Residential real estate and home equity	531,972	532,003
Consumer	137,442	139,434
Total loans and leases	5,692,322	5,085,527
Reserve for loan and lease losses	(131,283)	(111,254)
Net loans and leases	5,561,039	4,974,273
Equipment owned under operating leases, net	86,183	111,684
Net premises and equipment	51,486	52,219
Goodwill and intangible assets	83,959	83,971
Accrued income and other assets	279,319	227,990
Total assets	$7,365,146	$6,622,776

LIABILITIES
Deposits:
Noninterest-bearing demand	$1,684,102	$1,216,834
Interest-bearing deposits:
Interest-bearing demand	1,866,415	1,677,200
Savings	942,891	814,794
Time	1,500,048	1,648,498
Total interest-bearing deposits	4,309,354	4,140,492
Total deposits	5,993,456	5,357,326
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	169,483	120,459
Other short-term borrowings	7,536	25,434
Total short-term borrowings	177,019	145,893
Long-term debt and mandatorily redeemable securities	81,760	71,639
Subordinated notes	58,764	58,764
Accrued expenses and other liabilities	152,494	140,518
Total liabilities	6,463,493	5,774,140

SHAREHOLDERS’ EQUITY
Preferred stock; no par value
Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock; no par value
Authorized 40,000,000 shares; issued 28,205,674 at June 30, 2020 and December 31, 2019	436,538	436,538
Retained earnings	484,491	463,269
Cost of common stock in treasury (2,655,319 shares at June 30, 2020 and 2,696,200 shares at December 31, 2019)	(75,922)	(76,702)
Accumulated other comprehensive income	19,888	5,172
Total shareholders’ equity	864,995	828,277
Noncontrolling interests	$36,658	$20,359
Total equity	$901,653	$848,636
Total liabilities and equity	$7,365,146	$6,622,776
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income:
Loans and leases	$58,815	$65,599	$120,341	$128,282
Investment securities, taxable	4,487	5,186	10,037	10,701
Investment securities, tax-exempt	232	353	496	738
Other	316	499	662	937
Total interest income	63,850	71,637	131,536	140,658
Interest expense:
Deposits	8,265	12,978	19,116	24,448
Short-term borrowings	90	540	344	1,471
Subordinated notes	835	928	1,719	1,856
Long-term debt and mandatorily redeemable securities	659	764	1,512	1,508
Total interest expense	9,849	15,210	22,691	29,283
Net interest income	54,001	56,427	108,845	111,375
Provision for loan and lease losses	10,375	4,247	21,728	9,165
Net interest income after provision for loan and lease losses	43,626	52,180	87,117	102,210
Noninterest income:
Trust and wealth advisory	5,589	5,583	10,437	10,441
Service charges on deposit accounts	1,910	2,785	4,515	5,283
Debit card	3,601	3,669	6,974	6,889
Mortgage banking	3,315	999	5,651	1,935
Insurance commissions	1,695	1,518	3,576	3,692
Equipment rental	5,990	7,809	12,620	15,791
(Losses) gains on investment securities available-for-sale	(1)	—	279	—
Other	3,142	3,301	5,811	5,757
Total noninterest income	25,241	25,664	49,863	49,788
Noninterest expense:
Salaries and employee benefits	23,999	23,787	48,400	47,282
Net occupancy	2,504	2,481	5,225	5,253
Furniture and equipment	6,258	6,289	12,665	12,313
Depreciation – leased equipment	5,142	6,400	10,569	12,924
Professional fees	1,258	1,706	2,700	3,304
Supplies and communication	1,390	1,608	3,024	3,101
FDIC and other insurance	599	608	887	1,253
Business development and marketing	1,121	1,678	2,480	2,627
Loan and lease collection and repossession	838	230	1,601	1,591
Other	1,716	2,566	3,809	2,909
Total noninterest expense	44,825	47,353	91,360	92,557
Income before income taxes	24,042	30,491	45,620	59,441
Income tax expense	5,516	7,074	10,676	13,828
Net income	18,526	23,417	34,944	45,613
Net (income) loss attributable to noncontrolling interests	(24)	(32)	(29)	(32)
Net income available to common shareholders	$18,502	$23,385	$34,915	$45,581
Per common share:
Basic net income per common share	$0.72	$0.91	$1.36	$1.76
Diluted net income per common share	$0.72	$0.91	$1.36	$1.76
Cash dividends	$0.28	$0.27	$0.57	$0.54
Basic weighted average common shares outstanding	25,540,855	25,615,718	25,532,105	25,687,056
Diluted weighted average common shares outstanding	25,540,855	25,615,718	25,532,105	25,687,056
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$18,526	$23,417	$34,944	$45,613
Other comprehensive income:
Unrealized appreciation of available-for-sale securities	2,946	7,668	19,663	17,241
Reclassification adjustment for realized losses (gains) included in net income	1	—	(279)	—
Income tax effect	(710)	(1,847)	(4,668)	(4,152)
Other comprehensive income, net of tax	2,237	5,821	14,716	13,089
Comprehensive income	20,763	29,238	$49,660	$58,702
Comprehensive (income) loss attributable to noncontrolling interests	(24)	(32)	(29)	(32)
Comprehensive income available to common shareholders	$20,739	$29,206	$49,631	$58,670
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - Dollars in thousands, except per share amounts)

	Three Months Ended
	Preferred Stock	Common Stock	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss), Net	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at April 1, 2019	$—	$436,538	$414,428	$(69,136)	$(3,408)	$778,422	$2,679	$781,101
Net income	—	—	23,385	—	—	23,385	32	23,417
Other comprehensive income	—	—	—	—	5,821	5,821	—	5,821
Issuance of 8,906 common shares under stock based compensation awards	—	—	217	177	—	394	—	394
Cost of 141,627 shares of common stock acquired for treasury	—	—	—	(6,421)	—	(6,421)	—	(6,421)
Common stock dividend ($0.27 per share)	—	—	(6,939)	—	—	(6,939)	—	(6,939)
Contributions from noncontrolling interests	—	—	—	—	—	—	7,313	7,313
Balance at June 30, 2019	$—	$436,538	$431,091	$(75,380)	$2,413	$794,662	$10,024	804,686

Balance at April 1, 2020	$—	$436,538	$472,911	$(76,203)	$17,651	$850,897	$26,405	$877,302
Net income	—	—	18,502	—	—	18,502	24	18,526
Other comprehensive income	—	—	—	—	2,237	2,237	—	2,237
Issuance of 14,971 common shares under stock based compensation awards	—	—	244	281	—	525	—	525
Cost of 0 shares of common stock acquired for treasury	—	—	—	—	—	—	—	—
Common stock dividend ($0.28 per share)	—	—	(7,166)	—	—	(7,166)	—	(7,166)
Contributions from noncontrolling interests	—	—	—	—	—	—	10,301	10,301
Distributions to noncontrolling interests	—	—	—	—	—	—	(72)	(72)
Balance at June 30, 2020	$—	$436,538	$484,491	$(75,922)	$19,888	$864,995	$36,658	$901,653

	Six Months Ended
	Preferred Stock	Common Stock	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss), Net	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2019	$—	$436,538	$398,980	$(62,760)	$(10,676)	$762,082	$1,508	$763,590
Cumulative-effect adjustment	—	—	(301)	—	—	(301)	—	(301)
Balance at January 1, 2019, adjusted	—	436,538	398,679	(62,760)	(10,676)	761,781	1,508	763,289
Net income	—	—	45,581	—	—	45,581	32	45,613
Other comprehensive income	—	—	—	—	13,089	13,089	—	13,089
Issuance of 47,271 common shares under stock based compensation awards	—	—	750	1,059	—	1,809	—	1,809
Cost of 295,787 shares of common stock acquired for treasury	—	—	—	(13,679)	—	(13,679)	—	(13,679)
Common stock dividend ($0.54 per share)	—	—	(13,919)	—	—	(13,919)	—	(13,919)
Contributions from noncontrolling interests	—	—	—	—	—	—	8,484	8,484
Balance at June 30, 2019	$—	$436,538	$431,091	$(75,380)	$2,413	$794,662	$10,024	804,686

Balance at January 1, 2020	$—	$436,538	$463,269	$(76,702)	$5,172	$828,277	$20,359	$848,636
Net income	—	—	34,915	—	—	34,915	29	34,944
Other comprehensive income	—	—	—	—	14,716	14,716	—	14,716
Issuance of 40,881 common shares under stock based compensation awards	—	—	882	780	—	1,662	—	1,662
Cost of 0 shares of common stock acquired for treasury	—	—	—	—	—	—	—	—
Common stock dividend ($0.57 per share)	—	—	(14,575)	—	—	(14,575)	—	(14,575)
Contributions from noncontrolling interests	—	—	—	—	—	—	16,441	16,441
Distributions to noncontrolling interests	—	—	—	—	—	—	(171)	(171)
Balance at June 30, 2020	$—	$436,538	$484,491	$(75,922)	$19,888	$864,995	$36,658	$901,653
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Dollars in thousands)

	Six Months Ended June 30,
	2020	2019
Operating activities:
Net income	$34,944	$45,613
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	21,728	9,165
Depreciation of premises and equipment	2,847	2,957
Depreciation of equipment owned and leased to others	10,569	12,924
Stock-based compensation	1,519	1,341
Amortization of investment securities premiums and accretion of discounts, net	2,356	1,737
Amortization of mortgage servicing rights	1,103	527
Mortgage servicing rights impairments	546	—
Amortization of right of use assets	1,410	1,581
Deferred income taxes	(7,786)	(1,677)
Gains on investment securities available-for-sale	(279)	—
Originations of loans held for sale, net of principal collected	(154,212)	(52,505)
Proceeds from the sales of loans held for sale	142,680	45,610
Net gain on sale of loans held for sale	(4,699)	(993)
Net gain on sale of other real estate and repossessions	(9)	(470)
Net gain on sale of premises and equipment	—	(1,289)
Change in interest receivable	(1,851)	(2,234)
Change in interest payable	(4,491)	3,953
Change in other assets	2,055	(8,474)
Change in other liabilities	(4,828)	9,938
Other	755	1,106
Net change in operating activities	44,357	68,810

Investing activities:
Proceeds from sales of investment securities available-for-sale	8,403	—
Proceeds from maturities and paydowns of investment securities available-for-sale	198,105	59,683
Purchases of investment securities available-for-sale	(204,415)	(76,137)
Net change in partnership investments	(30,356)	(12,825)
Net change in other investments	(2,205)	—
Loans sold or participated to others	8,004	16,740
Proceeds from principal payments on direct finance leases	25,238	27,446
Proceeds from PPP lender origination fees	18,913	—
Net change in loans and leases	(662,772)	(332,743)
Net change in equipment owned under operating leases	14,932	(5,109)
Purchases of premises and equipment	(2,126)	(4,526)
Proceeds from disposal of premises and equipment	12	3,427
Proceeds from sales of other real estate and repossessions	4,547	5,964
Net change in investing activities	(623,720)	(318,080)

Financing activities:
Net change in demand deposits and savings accounts	784,580	59,626
Net change in time deposits	(148,450)	221,897
Net change in short-term borrowings	31,126	(13,335)
Proceeds from issuance of long-term debt	10,000	—
Payments on long-term debt	(2,343)	(2,052)
Stock issued under stock purchase plans	39	49
Acquisition of treasury stock	—	(13,679)
Net change in noncontrolling interests	16,271	8,484
Cash dividends paid on common stock	(14,989)	(14,311)
Net change in financing activities	676,234	246,679

Net change in cash and cash equivalents	96,871	(2,591)
Cash and cash equivalents, beginning of year	83,365	99,079
Cash and cash equivalents, end of period	$180,236	$96,488
Supplemental Information:
Non-cash transactions:
Loans transferred to other real estate and repossessed assets	$2,123	$9,961
Common stock matching contribution to Employee Stock Ownership and Profit Sharing Plan	622	300
Right of use assets obtained in exchange for lease obligations	31	1,383
The accompanying notes are a part of the unaudited consolidated financial statements.

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
As previously disclosed, the Company formed a cross-functional team to work through its implementation plan. The Company’s cross-functional team is substantially complete with the assessment and documentation of processes, internal controls, data and model validation testing, parallel testing, qualitative factors and forecast periods as well as model development. The Company implemented a third-party software solution to assist in the application of the new standard including portfolio segmentation according to shared risk characteristics and modeling methodologies. The Company had finalized the formal review and approval process and the results of its CECL estimate as of year-end but has elected to delay its adoption of ASU 2016-13, as provided by the Coronavirus Aid, Relief, and Economic Security (CARES) Act, until the date on which the national emergency related to the COVID-19 outbreak is terminated or December 31, 2020, whichever occurs first. Upon adoption of ASU 2016-13, the Company will recognize a one-time cumulative effect adjustment through retained earnings of $2.58 million to increase its allowance for credit losses and $0.78 million to increase the unfunded loan commitment liability as of January 1, 2020. As of June 30, 2020, the Company estimates an additional increase to its allowance for credit losses of between $0 million and $8 million which will be recognized through earnings after adoption.
Upon adopting ASU 2016-13, the Company will not record an allowance as of January 1, 2020 with respect to its available-for-sale debt securities as the majority of these securities are government agency-backed securities for which the risk of loss is minimal. The adoption of ASU 2016-13 is not expected to have a significant impact on the Company’s regulatory capital ratios.
Note 3 — Investment Securities Available-For-Sale
The following table shows investment securities available-for-sale.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2020
U.S. Treasury and Federal agencies securities	$533,794	$11,834	$(9)	$545,619
U.S. States and political subdivisions securities	72,169	2,101	(158)	74,112
Mortgage-backed securities — Federal agencies	380,606	10,796	(124)	391,278
Corporate debt securities	42,332	1,756	—	44,088
Foreign government and other securities	700	—	—	700
Total debt securities available-for-sale	$1,029,601	$26,487	$(291)	$1,055,797

December 31, 2019
U.S. Treasury and Federal agencies securities	$524,896	$2,538	$(470)	$526,964
U.S. States and political subdivisions securities	83,566	1,048	(109)	84,505
Mortgage-backed securities — Federal agencies	372,458	3,948	(1,017)	375,389
Corporate debt securities	52,151	890	(16)	53,025
Foreign government and other securities	700	—	—	700
Total debt securities available-for-sale	$1,033,771	$8,424	$(1,612)	$1,040,583

At June 30, 2020 and December 31, 2019, the residential mortgage-backed securities held by the Company consisted primarily of GNMA, FNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government (Government Sponsored Enterprise, GSEs).
The following table shows the contractual maturities of investments in debt securities available-for-sale at June 30, 2020. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$176,637	$177,803
Due after one year through five years	441,222	455,537
Due after five years through ten years	30,556	30,680
Due after ten years	580	499
Mortgage-backed securities	380,606	391,278
Total debt securities available-for-sale	$1,029,601	$1,055,797
The following table summarizes gross unrealized losses and fair value by investment category and age. At June 30, 2020, the Company’s available-for-sale securities portfolio consisted of 595 securities, 61 of which were in an unrealized loss position.

	Less than 12 Months		12 months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2020
U.S. Treasury and Federal agencies securities	$30,051	$(9)	$—	$—	$30,051	$(9)
U.S. States and political subdivisions securities	3,099	(158)	—	—	3,099	(158)
Mortgage-backed securities - Federal agencies	18,921	(85)	7,825	(39)	26,746	(124)
Corporate debt securities	—	—	—	—	—	—
Foreign government and other securities	500	—	—	—	500	—
Total debt securities available-for-sale	$52,571	$(252)	$7,825	$(39)	$60,396	$(291)

December 31, 2019
U.S. Treasury and Federal agencies securities	$87,352	$(171)	$69,053	$(299)	$156,405	$(470)
U.S. States and political subdivisions securities	9,283	(107)	1,042	(2)	10,325	(109)
Mortgage-backed securities - Federal agencies	81,951	(383)	51,165	(634)	133,116	(1,017)
Corporate debt securities	—	—	8,091	(16)	8,091	(16)
Foreign government and other securities	—	—	—	—	—	—
Total debt securities available-for-sale	$178,586	$(661)	$129,351	$(951)	$307,937	$(1,612)
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
At June 30, 2020, the Company does not have the intent to sell any of the debt securities available-for-sale in the table above and believes that it is more likely than not, that it will not have to sell any such securities before an anticipated recovery of cost. Primarily the unrealized losses on debt securities are due to increases in market rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover on all debt securities as they approach their maturity date or re-pricing date or if market yields for such investments decline. The Company does not believe any of the securities are impaired due to reasons of credit quality.

The following table shows the gross realized gains and losses from the available-for-sale debt securities portfolio. Realized gains and losses of all securities are computed using the specific identification cost basis.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Gross realized gains	$5	$—	$285	$—
Gross realized losses	(6)	—	(6)	—
OTTI losses	—	—	—	—
Net realized gains (losses)	$(1)	$—	$279	$—
At June 30, 2020 and December 31, 2019, investment securities available-for-sale with carrying values of $381.27 million and $281.38 million, respectively, were pledged as collateral for security repurchase agreements and for other purposes.
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
The following table shows the credit quality grades of the recorded investment in loans and leases, segregated by class.

	Credit Quality Grades
(Dollars in thousands)	1-6	7-12	Total
June 30, 2020
Commercial and agricultural	$1,650,853	$59,859	$1,710,712
Auto and light truck	512,482	51,124	563,606
Medium and heavy duty truck	282,038	2,394	284,432
Aircraft	757,575	24,585	782,160
Construction equipment	684,190	54,837	739,027
Commercial real estate	918,796	24,175	942,971
Total	$4,805,934	$216,974	$5,022,908

December 31, 2019
Commercial and agricultural	$1,080,933	$51,858	$1,132,791
Auto and light truck	569,234	19,573	588,807
Medium and heavy duty truck	293,736	1,088	294,824
Aircraft	764,564	19,476	784,040
Construction equipment	668,076	37,375	705,451
Commercial real estate	888,154	20,023	908,177
Total	$4,264,697	$149,393	$4,414,090
*Paycheck Protection Program (PPP) loans are included in the Commercial and agricultural category in the Grades 1-6 column above.

For residential real estate and home equity and consumer loans, credit quality is based on the aging status of the loan and by payment activity. The following table shows the recorded investment in residential real estate and home equity and consumer loans by performing or nonperforming status. Nonperforming loans are those loans which are on nonaccrual status or are 90 days or more past due.

(Dollars in thousands)	Performing	Nonperforming	Total
June 30, 2020
Residential real estate and home equity	$529,773	$2,199	$531,972
Consumer	136,991	451	137,442
Total	$666,764	$2,650	$669,414

December 31, 2019
Residential real estate and home equity	$529,557	$2,446	$532,003
Consumer	138,951	483	139,434
Total	$668,508	$2,929	$671,437
The following table shows the recorded investment of loans and leases, segregated by class, with delinquency aging and nonaccrual status.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Total Accruing Loans	Nonaccrual	Total Financing Receivables
June 30, 2020
Commercial and agricultural	$1,705,959	$1,722	$—	$—	$1,707,681	$3,031	$1,710,712
Auto and light truck	530,884	1,806	—	—	532,690	30,916	563,606
Medium and heavy duty truck	283,363	—	—	—	283,363	1,069	284,432
Aircraft	754,386	12,701	13,102	—	780,189	1,971	782,160
Construction equipment	715,389	1,376	2	—	716,767	22,260	739,027
Commercial real estate	939,186	2,318	304	—	941,808	1,163	942,971
Residential real estate and home equity	529,272	377	124	234	530,007	1,965	531,972
Consumer	136,733	212	46	23	137,014	428	137,442
Total	$5,595,172	$20,512	$13,578	$257	$5,629,519	$62,803	$5,692,322

December 31, 2019
Commercial and agricultural	$1,131,704	$118	$—	$—	$1,131,822	$969	$1,132,791
Auto and light truck	586,212	1,268	77	—	587,557	1,250	588,807
Medium and heavy duty truck	293,736	14	—	—	293,750	1,074	294,824
Aircraft	772,846	7,026	3,293	—	783,165	875	784,040
Construction equipment	702,671	819	609	—	704,099	1,352	705,451
Commercial real estate	906,468	58	—	—	906,526	1,651	908,177
Residential real estate and home equity	528,844	561	152	257	529,814	2,189	532,003
Consumer	138,132	632	187	54	139,005	429	139,434
Total	$5,060,613	$10,496	$4,318	$311	$5,075,738	$9,789	$5,085,527

The following table shows impaired loans and leases, segregated by class, and the corresponding reserve for impaired loan and lease losses.

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Reserve
June 30, 2020
With no related reserve recorded:
Commercial and agricultural	$182	$182	$—
Auto and light truck	16,629	16,629	—
Medium and heavy duty truck	955	955	—
Aircraft	1,971	1,971	—
Construction equipment	476	476	—
Commercial real estate	1,016	1,016	—
Residential real estate and home equity	—	—	—
Consumer	—	—	—
Total with no related reserve recorded	21,229	21,229	—
With a reserve recorded:
Commercial and agricultural	10,339	10,339	5,622
Auto and light truck	14,032	14,029	2,559
Medium and heavy duty truck	114	114	34
Aircraft	—	—	—
Construction equipment	13,756	13,756	8,243
Commercial real estate	—	—	—
Residential real estate and home equity	333	335	113
Consumer	—	—	—
Total with a reserve recorded	38,574	38,573	16,571
Total impaired loans	$59,803	$59,802	$16,571

December 31, 2019
With no related reserve recorded:
Commercial and agricultural	$218	$218	$—
Auto and light truck	853	853	—
Medium and heavy duty truck	1,074	1,074	—
Aircraft	875	875	—
Construction equipment	615	615	—
Commercial real estate	1,487	1,487	—
Residential real estate and home equity	—	—	—
Consumer	—	—	—
Total with no related reserve recorded	5,122	5,122	—
With a reserve recorded:
Commercial and agricultural	10,366	10,366	3,003
Auto and light truck	278	278	30
Medium and heavy duty truck	—	—	—
Aircraft	—	—	—
Construction equipment	736	736	75
Commercial real estate	—	—	—
Residential real estate and home equity	337	339	117
Consumer	—	—	—
Total with a reserve recorded	11,717	11,719	3,225
Total impaired loans	$16,839	$16,841	$3,225

The following table shows average recorded investment and interest income recognized on impaired loans and leases, segregated by class.

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
(Dollars in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Commercial and agricultural	$5,381	$35	$4,080	$13	$6,594	$138	$3,450	$13
Auto and light truck	10,783	—	2,791	—	5,763	—	3,898	—
Medium and heavy duty truck	1,023	—	562	—	1,024	—	308	—
Aircraft	2,307	—	1,589	—	2,044	—	3,517	—
Construction equipment	14,302	—	1,417	—	11,040	4	1,673	—
Commercial real estate	1,028	—	1,834	—	1,200	—	1,846	—
Residential real estate and home equity	334	4	341	5	335	7	342	10
Consumer	—	—	—	—	—	—	—	—
Total	$35,158	$39	$12,614	$18	$28,000	$149	$15,034	$23
There were two nonperforming loan and lease modifications classified as a troubled debt restructuring (TDR) during the three and six months ended June 30, 2020 and one nonperforming TDR during the three and six months ended June 30, 2019. The TDRs during the second quarter of 2020 were the result of issues that predated the COVID-19 pandemic. The classification between nonperforming and performing is determined at the time of modification. Modification programs focus on extending maturity dates or modifying payment patterns with most TDRs experiencing a combination of concessions. Modifications do not result in the contractual forgiveness of principal or interest. There were no modifications during the three and six months ended June 30, 2020 and 2019 that resulted in an interest rate below market rate. Consequently, the financial impact of the modification was immaterial.
There were no TDRs which had payment defaults within the twelve months following modification during the three months ended June 30, 2020 and 2019, respectively. There was one TDR which had a payment default within the twelve months following modification during the six months ended June 30, 2020 and 2019. Default occurs when a loan or lease is 90 days or more past due under the modified terms or transferred to nonaccrual.
The following table shows the recorded investment of loans and leases classified as troubled debt restructurings as of June 30, 2020 and December 31, 2019.

(Dollars in thousands)	June 30, 2020	December 31, 2019
Performing TDRs	$334	$10,238
Nonperforming TDRs	14,782	486
Total TDRs	$15,116	$10,724

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

The following table shows the changes in the reserve for loan and lease losses, segregated by class, for the three months ended June 30, 2020 and 2019.

(Dollars in thousands)	Commercial and agricultural	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer	Total
June 30, 2020
Balance, beginning of period	$23,179	$15,471	$4,356	$30,069	$22,693	$19,588	$3,908	$1,534	$120,798
Charge-offs	42	—	—	254	129	—	—	187	612
Recoveries	136	58	—	55	379	13	3	78	722
Net charge-offs (recoveries)	(94)	(58)	—	199	(250)	(13)	(3)	109	(110)
Provision (recovery of provision)	5,734	1,842	293	1,231	929	335	(90)	101	10,375
Balance, end of period	$29,007	$17,371	$4,649	$31,101	$23,872	$19,936	$3,821	$1,526	$131,283

June 30, 2019
Balance, beginning of period	$18,307	$14,259	$4,409	$33,440	$10,883	$15,834	$3,386	$1,334	$101,852
Charge-offs	9	57	1,132	1	1	—	—	313	1,513
Recoveries	28	20	—	117	15	51	3	91	325
Net charge-offs (recoveries)	(19)	37	1,132	(116)	(14)	(51)	(3)	222	1,188
Provision (recovery of provision)	726	2,119	1,394	(1,638)	1,387	(128)	129	258	4,247
Balance, end of period	$19,052	$16,341	$4,671	$31,918	$12,284	$15,757	$3,518	$1,370	$104,911

The following table shows the changes in the reserve for loan and lease losses, segregated by class, for the six months ended June 30, 2020 and 2019.

(Dollars in thousands)	Commercial and agricultural loans	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer loans	Total
June 30, 2020
Balance, beginning of period	$23,671	$14,400	$4,612	$31,058	$14,120	$18,350	$3,609	$1,434	$111,254
Charge-offs	571	34	—	840	1,561	1	13	430	3,450
Recoveries	302	140	—	503	590	28	30	158	1,751
Net charge-offs (recoveries)	269	(106)	—	337	971	(27)	(17)	272	1,699
Provision (recovery of provision)	5,605	2,865	37	380	10,723	1,559	195	364	21,728
Balance, end of period	$29,007	$17,371	$4,649	$31,101	$23,872	$19,936	$3,821	$1,526	$131,283

June 30, 2019
Balance, beginning of period	$17,063	$14,689	$4,303	$33,047	$10,922	$15,705	$3,425	$1,315	$100,469
Charge-offs	88	466	1,132	3,001	196	—	21	563	5,467
Recoveries	62	29	—	302	119	60	6	166	744
Net charge-offs (recoveries)	26	437	1,132	2,699	77	(60)	15	397	4,723
Provision (recovery of provision)	2,015	2,089	1,500	1,570	1,439	(8)	108	452	9,165
Balance, end of period	$19,052	$16,341	$4,671	$31,918	$12,284	$15,757	$3,518	$1,370	$104,911

The following table shows the reserve for loan and lease losses and recorded investment in loans and leases, segregated by class, separated between individually and collectively evaluated for impairment as of June 30, 2020 and December 31, 2019.

(Dollars in thousands)	Commercial and agricultural loans	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer loans	Total
June 30, 2020
Reserve for loan and lease losses
Ending balance, individually evaluated for impairment	$5,622	$2,559	$34	$—	$8,243	$—	$113	$—	$16,571
Ending balance, collectively evaluated for impairment	23,385	14,812	4,615	31,101	15,629	19,936	3,708	1,526	114,712
Total reserve for loan and lease losses	$29,007	$17,371	$4,649	$31,101	$23,872	$19,936	$3,821	$1,526	$131,283

Recorded investment in loans
Ending balance, individually evaluated for impairment	$10,521	$30,661	$1,069	$1,971	$14,232	$1,016	$333	$—	$59,803
Ending balance, collectively evaluated for impairment	1,700,191	532,945	283,363	780,189	724,795	941,955	531,639	137,442	5,632,519
Total recorded investment in loans	$1,710,712	$563,606	$284,432	$782,160	$739,027	$942,971	$531,972	$137,442	$5,692,322

December 31, 2019
Reserve for loan and lease losses
Ending balance, individually evaluated for impairment	$3,003	$30	$—	$—	$75	$—	$117	$—	$3,225
Ending balance, collectively evaluated for impairment	20,668	14,370	4,612	31,058	14,045	18,350	3,492	1,434	108,029
Total reserve for loan and lease losses	$23,671	$14,400	$4,612	$31,058	$14,120	$18,350	$3,609	$1,434	$111,254

Recorded investment in loans
Ending balance, individually evaluated for impairment	$10,584	$1,131	$1,074	$875	$1,351	$1,487	$337	$—	$16,839
Ending balance, collectively evaluated for impairment	1,122,207	587,676	293,750	783,165	704,100	906,690	531,666	139,434	5,068,688
Total recorded investment in loans	$1,132,791	$588,807	$294,824	$784,040	$705,451	$908,177	$532,003	$139,434	$5,085,527

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Direct finance leases:
Interest income on lease receivable	$2,097	$3,241	$4,430	$6,419

Operating leases:
Income related to lease payments	$5,990	$7,809	$12,620	$15,791
Depreciation expense	5,142	6,400	10,569	12,924
Income related to reimbursements from lessees for personal property tax on operating leased equipment for the three months ended June 30, 2020 and 2019 was $0.17 million and $0.11 million, respectively and for the six months ended June 30, 2020 and 2019 was $0.42 million and $0.35 million, respectively. Expense related to personal property tax payments on operating leased equipment for the three months ended June 30, 2020 and 2019 was $0.17 million and $0.11 million, respectively and for the six months ended June 30, 2020 and 2019 was $0.42 million and $0.35 million, respectively.

Note 7 — Mortgage Servicing Rights
The Company recognizes the rights to service residential mortgage loans for others as separate assets, whether the servicing rights are acquired through a separate purchase or through the sale of originated loans with servicing rights retained. The Company allocates a portion of the total proceeds of a mortgage loan to servicing rights based on the relative fair value. The unpaid principal balance of residential mortgage loans serviced for third parties was $766.15 million and $740.91 million at June 30, 2020 and December 31, 2019, respectively.
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
The following table shows changes in the carrying value of MSRs and the associated valuation allowance.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Mortgage servicing rights:
Balance at beginning of period	$4,153	$4,247	$4,200	$4,283
Additions	835	188	1,197	385
Amortization	(694)	(294)	(1,103)	(527)
Sales	—	—	—	—
Carrying value before valuation allowance at end of period	4,294	4,141	4,294	4,141
Valuation allowance:
Balance at beginning of period	—	—	—	—
Impairment charges	(546)	—	(546)	—
Balance at end of period	$(546)	$—	$(546)	$—
Net carrying value of mortgage servicing rights at end of period	$3,748	$4,141	$3,748	$4,141
Fair value of mortgage servicing rights at end of period	$4,023	$5,987	$4,023	$5,987
At June 30, 2020 and 2019, the fair value of MSRs exceeded the carrying value reported in the Consolidated Statements of Financial Condition by $0.28 million and $1.85 million, respectively. This difference represents increases in the fair value of certain MSRs that could not be recorded above cost basis.
Mortgage loan contractual servicing fees, including late fees and ancillary income, were $0.81 million and $0.63 million for the three months ended June 30, 2020 and 2019, respectively. Mortgage loan contractual servicing fees, including late fees and ancillary income, were $1.50 million and $1.25 million for the six months ended June 30, 2020 and 2019, respectively. Mortgage loan contractual servicing fees are included in Mortgage Banking on the Consolidated Statements of Income.
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
The following table shows financial instruments whose contract amounts represent credit risk.

(Dollars in thousands)	June 30, 2020	December 31, 2019
Amounts of commitments:
Loan commitments to extend credit	$1,072,937	$1,095,054
Standby letters of credit	$25,871	$27,549
Commercial and similar letters of credit	$4,005	$2,332
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
The following table shows the amounts of non-hedging derivative financial instruments.

		Asset derivatives		Liability derivatives
(Dollars in thousands)	Notional or contractual amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
June 30, 2020
Interest rate swap contracts	$1,154,479	Other assets	$55,782	Other liabilities	$56,793
Loan commitments	36,271	Mortgages held for sale	1,071	N/A	—
Forward contracts - mortgage loan	35,725	N/A	—	Mortgages held for sale	101
Total	$1,226,475		$56,853		$56,894

December 31, 2019
Interest rate swap contracts	$1,074,809	Other assets	$21,975	Other liabilities	$22,352
Loan commitments	9,950	Mortgages held for sale	185	N/A	—
Forward contracts - mortgage loan	23,632	N/A	—	Mortgages held for sale	38
Total	$1,108,391		$22,160		$22,390

The following table shows the amounts included in the Consolidated Statements of Income for non-hedging derivative financial instruments.

		Gain (loss)
		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	Statement of Income classification	2020	2019	2020	2019
Interest rate swap contracts	Other expense	$(114)	$(192)	$(633)	$(249)
Interest rate swap contracts	Other income	446	505	537	784
Loan commitments	Mortgage banking	(310)	15	886	92
Forward contracts - mortgage loan	Mortgage banking	257	(49)	(63)	(39)
Total		$279	$279	$727	$588
The following table shows the offsetting of financial assets and derivative assets.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2020
Interest rate swaps	$60,579	$4,797	$55,782	$—	$—	$55,782

December 31, 2019
Interest rate swaps	$22,279	$304	$21,975	$—	$—	$21,975
 The following table shows the offsetting of financial liabilities and derivative liabilities.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
June 30, 2020
Interest rate swaps	$61,590	$4,797	$56,793	$56,352	$—	$441
Repurchase agreements	169,483	—	169,483	169,483	—	—
Total	$231,073	$4,797	$226,276	$225,835	$—	$441

December 31, 2019
Interest rate swaps	$22,656	$304	$22,352	$23,482	$—	$(1,130)
Repurchase agreements	120,459	—	120,459	120,459	—	—
Total	$143,115	$304	$142,811	$143,941	$—	$(1,130)
If a default in performance of any obligation of a repurchase agreement occurs, each party will set-off property held in respect of transactions against obligations owing in respect of any other transactions. At June 30, 2020 and December 31, 2019, repurchase agreements had a remaining contractual maturity of $167.34 million and $119.45 million in overnight and $2.14 million and $1.01 million in up to 30 days, respectively and were collateralized by U.S. Treasury and Federal agencies securities.
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
The Company is involved in various entities that are considered to be VIEs. The Company’s investments in VIEs are primarily related to investments promoting affordable housing, community development and renewable energy sources. Some of these tax-advantaged investments support the Company’s regulatory compliance with the Community Reinvestment Act. The Company’s investments in these entities generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These tax credits are recognized as a reduction of tax expense or, for investments qualifying as investment tax credits, as a reduction to the related investment asset. The Company recognized federal income tax credits related to its affordable housing and community development tax-advantaged investments in tax expense of $0.43 million and $0.35 million for the three months ended June 30, 2020 and 2019, respectively and $0.86 million and $0.70 million for the six months ended June 30, 2020 and 2019, respectively. The Company also recognized $5.60 million and $3.95 million of investment tax credits for the three months ended June 30, 2020 and 2019, respectively and $7.84 million and $5.55 million for the six months ended June 30, 2020 and 2019, respectively.
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

(Dollars in thousands)	June 30, 2020	December 31, 2019
Investment carrying amount	$24,312	$19,843
Unfunded capital and other commitments	18,801	17,420
Maximum exposure to loss	45,119	37,904
The Company is required to consolidate VIEs in which it has concluded it has significant involvement in and the ability to direct the activities that impact the entity’s economic performance. The Company is the managing general partner of entities to which it shares interest in tax-advantaged investments with third parties. At June 30, 2020 and December 31, 2019, approximately $52.83 million and $41.24 million of the Company’s assets and $12.20 million and $18.68 million of its liabilities included on the Consolidated Statements of Financial Condition were related to tax-advantaged investment VIEs which the Company has consolidated, respectively. The assets of the consolidated VIEs are reported in Other Assets, the liabilities are reported in Other Liabilities and the non-controlling interest is reported in Equity on the Consolidated Statements of Financial Condition. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIE do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIE is generally limited to the carrying value of its variable interest plus any related tax credits previously recognized.
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
The following table shows subordinated notes at June 30, 2020.

(Dollars in thousands)	Amount of Subordinated Notes	Interest Rate	Maturity Date
June 2007 issuance (1)	$41,238	7.22%	6/15/2037
August 2007 issuance (2)	17,526	1.79%	9/15/2037
Total	$58,764

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
Stock options, where the exercise price was greater than the average market price of the common shares, were excluded from the computation of diluted earnings per common share because the result would have been antidilutive. There were no stock options outstanding as of June 30, 2020 and 2019.
The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands - except per share amounts)	2020	2019	2020	2019
Distributed earnings allocated to common stock	$7,149	$6,930	$14,548	$13,896
Undistributed earnings allocated to common stock	11,245	16,323	20,186	31,425
Net earnings allocated to common stock	18,394	23,253	34,734	45,321
Net earnings allocated to participating securities	108	132	181	260
Net income allocated to common stock and participating securities	$18,502	$23,385	$34,915	$45,581

Weighted average shares outstanding for basic earnings per common share	25,540,855	25,615,718	25,532,105	25,687,056
Dilutive effect of stock compensation	—	—	—	—
Weighted average shares outstanding for diluted earnings per common share	25,540,855	25,615,718	25,532,105	25,687,056

Basic earnings per common share	$0.72	$0.91	$1.36	$1.76
Diluted earnings per common share	$0.72	$0.91	$1.36	$1.76

Note 12 — Stock Based Compensation
As of June 30, 2020, the Company had four active stock-based employee compensation plans, which are more fully described in Note 16 of the Consolidated Financial Statements in 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2019. These plans include three executive stock award plans, the Executive Incentive Plan, the Restricted Stock Award Plan, the Strategic Deployment Incentive Plan; and the Employee Stock Purchase Plan. The 2011 Stock Option Plan was approved by the shareholders on April 21, 2011 but the Company had not made any grants through June 30, 2020.

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
Total fair value of options vested and expensed was zero for the six months ended June 30, 2020 and 2019. As of June 30, 2020 and 2019 there were no outstanding stock options. There were no stock options exercised during the six months ended June 30, 2020 and 2019. All shares issued in connection with stock option exercises are issued from available treasury stock.
As of June 30, 2020, there was $8.51 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 3.71 years.
Note 13 — Accumulated Other Comprehensive Income (Loss)
The following table presents reclassifications out of accumulated other comprehensive income (loss) related to unrealized gains and losses on available-for-sale securities.

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Statements of Income
(Dollars in thousands)	2020	2019	2020	2019
Realized (losses) gains included in net income	$(1)	$—	$279	$—	(Losses) gains on investment securities available-for-sale
	(1)	—	279	—	Income before income taxes
Tax effect	—	—	(65)	—	Income tax expense
Net of tax	$(1)	$—	$214	$—	Net income

Note 14 — Income Taxes
The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized was zero at June 30, 2020 and December 31, 2019. Interest and penalties are recognized through the income tax provision. For the three and six months ended June 30, 2020 and 2019, the Company recognized no interest or penalties. There were no accrued interest and penalties at June 30, 2020 and December 31, 2019.
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
The Company elected fair value accounting for mortgages held for sale and for its best-efforts forward sales commitments. The Company economically hedges its mortgages held for sale by either selling corresponding forward contracts on agency securities (free-standing derivatives) or obtaining best-efforts forward sales commitments with an investor to sell the loans at an agreed-upon price at the time the interest rate locks are issued to customers. The Company believes the election for mortgages held for sale will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives or best-best efforts forward sales commitments. At June 30, 2020 and December 31, 2019, all mortgages held for sale were carried at fair value.
The following table shows the differences between the fair value carrying amount of mortgages held for sale measured at fair value and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity.

(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Excess of fair value carrying amount over (under) unpaid principal
June 30, 2020
Mortgages held for sale reported at fair value	$36,508	$34,478	$2,030	(1)

December 31, 2019
Mortgages held for sale reported at fair value	$20,277	$19,890	$387	(1)

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
The following table shows the balance of assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2020
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$82,605	$463,014	$—	$545,619
U.S. States and political subdivisions securities	—	70,933	3,179	74,112
Mortgage-backed securities — Federal agencies	—	391,278	—	391,278
Corporate debt securities	—	44,088	—	44,088
Foreign government and other securities	—	700	—	700
Total debt securities available-for-sale	82,605	970,013	3,179	1,055,797
Mortgages held for sale	—	36,508	—	36,508
Accrued income and other assets (interest rate swap agreements)	—	55,782	—	55,782
Total	$82,605	$1,062,303	$3,179	$1,148,087

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$56,793	$—	$56,793
Total	$—	$56,793	$—	$56,793

December 31, 2019
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$80,393	$446,571	$—	$526,964
U.S. States and political subdivisions securities	—	82,213	2,292	84,505
Mortgage-backed securities — Federal agencies	—	375,389	—	375,389
Corporate debt securities	—	53,025	—	53,025
Foreign government and other securities	—	700	—	700
Total debt securities available-for-sale	80,393	957,898	2,292	1,040,583
Mortgages held for sale	—	20,277	—	20,277
Accrued income and other assets (interest rate swap agreements)	—	21,975	—	21,975
Total	$80,393	$1,000,150	$2,292	$1,082,835

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$22,352	$—	$22,352
Total	$—	$22,352	$—	$22,352

The following table shows changes in Level 3 assets measured at fair value on a recurring basis for the quarter ended June 30, 2020 and 2019.

(Dollars in thousands)	U.S. States and political subdivisions securities
Beginning balance April 1, 2020	$5,295
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	(97)
Purchases	—
Issuances	—
Sales	—
Settlements	—
Maturities	(2,019)
Transfers into Level 3	—
Transfers out of Level 3	—
Ending balance June 30, 2020	$3,179

Beginning balance April 1, 2019	$5,064
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	16
Purchases	—
Issuances	—
Sales	—
Settlements	—
Maturities	(19)
Transfers into Level 3	—
Transfers out of Level 3	—
Ending balance June 30, 2019	$5,061
There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2020 or 2019.
The following table shows the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a recurring basis.

(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
June 30, 2020
Debt securities available-for sale
Direct placement municipal securities	$3,179	Discounted cash flows	Credit spread assumption	0.16% - 3.99%	3.10%

December 31, 2019
Debt securities available-for sale
Direct placement municipal securities	$2,292	Discounted cash flows	Credit spread assumption	0.12% - 2.85%
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
For assets measured at fair value on a nonrecurring basis the following represents impairment charges (recoveries) recognized on these assets during the quarter ended June 30, 2020: impaired loans - $0.00 million; mortgage servicing rights - $0.55 million; repossessions - $0.00 million; and other real estate - $0.00 million.

The following table shows the carrying value of assets measured at fair value on a non-recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2020
Impaired loans - collateral based	$—	$—	$22,002	$22,002
Accrued income and other assets (mortgage servicing rights)	—	—	3,748	3,748
Accrued income and other assets (repossessions)	—	—	6,132	6,132
Accrued income and other assets (other real estate)	—	—	303	303
Total	$—	$—	$32,185	$32,185

December 31, 2019
Impaired loans - collateral based	$—	$—	$8,492	$8,492
Accrued income and other assets (mortgage servicing rights)	—	—	4,200	4,200
Accrued income and other assets (repossessions)	—	—	8,623	8,623
Accrued income and other assets (other real estate)	—	—	522	522
Total	$—	$—	$21,837	$21,837
The following table below shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a non-recurring basis.

(Dollars in thousands)	Carrying Value	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
June 30, 2020
Impaired loans	$22,002	$22,002	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	10% - 50%	18%

Mortgage servicing rights	3,748	4,023	Discounted cash flows	Constant prepayment rate (CPR)	14.4% - 25.1%	19.9%
				Discount rate	8.6% - 11.5%	8.9%

Repossessions	6,132	6,474	Appraisals, trade publications and auction values	Discount for lack of marketability	3% - 19%	5%

Other real estate	303	324	Appraisals	Discount for lack of marketability	0% - 6%	6%

December 31, 2019
Impaired loans	$8,492	$8,492	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	0% - 90%

Mortgage servicing rights	4,200	5,986	Discounted cash flows	Constant prepayment rate (CPR)	10.2% - 28.1%
				Discount rate	9.3% - 12.1%

Repossessions	8,623	9,211	Appraisals, trade publications and auction values	Discount for lack of marketability	3% - 25%

Other real estate	522	564	Appraisals	Discount for lack of marketability	0% - 11%
GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.

The following table shows the fair values of the Company’s financial instruments.

(Dollars in thousands)	Carrying or Contract Value	Fair Value	Level 1	Level 2	Level 3
June 30, 2020
Assets:
Cash and due from banks	$67,591	$67,591	$67,591	$—	$—
Federal funds sold and interest bearing deposits with other banks	112,645	112,645	112,645	—	—
Investment securities, available-for-sale	1,055,797	1,055,797	82,605	970,013	3,179
Other investments	30,619	30,619	30,619	—	—
Mortgages held for sale	36,508	36,508	—	36,508	—
Loans and leases, net of reserve for loan and lease losses	5,561,039	5,645,890	—	—	5,645,890
Mortgage servicing rights	3,748	4,023	—	—	4,023
Accrued interest receivable	20,976	20,976	—	20,976	—
Interest rate swaps	55,782	55,782	—	55,782	—
Liabilities:
Deposits	$5,993,456	$6,009,207	$4,493,408	$1,515,799	$—
Short-term borrowings	177,019	177,019	169,982	7,037	—
Long-term debt and mandatorily redeemable securities	81,760	82,954	—	82,954	—
Subordinated notes	58,764	51,391	—	51,391	—
Accrued interest payable	9,427	9,427	—	9,427	—
Interest rate swaps	56,793	56,793	—	56,793	—
Off-balance-sheet instruments *	—	288	—	288	—

December 31, 2019
Assets:
Cash and due from banks	$67,215	$67,215	$67,215	$—	$—
Federal funds sold and interest bearing deposits with other banks	16,150	16,150	16,150	—	—
Investment securities, available-for-sale	1,040,583	1,040,583	80,393	957,898	2,292
Other investments	28,414	28,414	28,414	—	—
Mortgages held for sale	20,277	20,277	—	20,277	—
Loans and leases, net of reserve for loan and lease losses	4,974,273	4,992,684	—	—	4,992,684
Mortgage servicing rights	4,200	5,986	—	—	5,986
Accrued interest receivable	19,125	19,125	—	19,125	—
Interest rate swaps	21,975	21,975	—	21,975	—
Liabilities:
Deposits	$5,357,326	$5,362,633	$3,708,828	$1,653,805	$—
Short-term borrowings	145,893	145,893	120,891	25,002	—
Long-term debt and mandatorily redeemable securities	71,639	71,084	—	71,084	—
Subordinated notes	58,764	61,469	—	61,469	—
Accrued interest payable	13,918	13,918	—	13,918	—
Interest rate swaps	22,352	22,352	—	22,352	—
Off-balance-sheet instruments *	—	281	—	281	—

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
ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis is presented to provide information concerning 1st Source Corporation and its subsidiaries’ (collectively referred to as “the Company”, “we”, and “our”) financial condition as of June 30, 2020, as compared to December 31, 2019, and the results of operations for the three and six months ended June 30, 2020 and 2019. This discussion and analysis should be read in conjunction with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2019 Annual Report.
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
FINANCIAL CONDITION
Our total assets at June 30, 2020 were $7.37 billion, an increase of $742.37 million or 11.21% from December 31, 2019. Total investment securities, available-for-sale were $1.06 billion, an increase of $15.21 million or 1.46% from December 31, 2019. Federal funds sold and interest bearing deposits with other banks were $112.65 million, an increase of $96.50 million or 597.49% from December 31, 2019.
Total loans and leases were $5.69 billion, an increase of $606.80 million or 11.93% from December 31, 2019. The largest contributor to the increase in loans and leases was PPP loans funded during the second quarter of 2020. PPP loans are discussed in the “COVID-19 Impact” section below. Our foreign loan and lease balances, all denominated in U.S. dollars were $160.41 million and $184.24 million as of June 30, 2020 and December 31, 2019, respectively. Foreign loans and leases are in aircraft financing. Loan and lease balances to borrowers in Brazil and Mexico were $44.28 million and $109.36 million as of June 30, 2020, respectively, compared to $58.29 million and $111.91 million as of December 31, 2019, respectively. As of June 30, 2020 and December 31, 2019 there was not a significant concentration in any other country. Solar loan and lease balances were $248.40 million as of June 30, 2020, an increase of $78.78 million or 46.45% from the $169.62 million at December 31, 2019. Solar loan and lease balances are included in commercial and agricultural loans. Equipment owned under operating leases was $86.18 million, a decrease of $25.50 million, or 22.83% compared to December 31, 2019. The largest contributor to the decrease in equipment owned under operating leases was reduced leasing volume primarily due to a change in customer preferences.
Total deposits were $5.99 billion, an increase of $636.13 million or 11.87% from the end of 2019. The largest contributors to the increase in total deposits was PPP loan fundings into business accounts and government stimulus payments. Short-term borrowings were $177.02 million, an increase of $31.13 million or 21.33% from December 31, 2019. Long-term debt and mandatorily redeemable securities were $81.76 million, an increase of $10.12 million or 14.13% from December 31, 2019.

The following table shows accrued income and other assets.

(Dollars in thousands)	June 30, 2020	December 31, 2019
Accrued income and other assets:
Bank owned life insurance cash surrender value	$69,879	$68,774
Operating lease right of use assets	22,744	24,147
Accrued interest receivable	20,976	19,125
Mortgage servicing rights	3,748	4,200
Other real estate	303	522
Repossessions	6,132	8,623
Partnership investments carrying amount	77,147	61,083
All other assets	78,390	41,516
Total accrued income and other assets	$279,319	$227,990
The largest contributors to the increase in accrued income and other assets from December 31, 2019 was an increase in the fair value of interest rate swaps contracts with customers and higher partnership investment carrying amounts.
CORONAVIRUS (COVID-19) IMPACT
The following is a description of the impact the Coronavirus (COVID-19) pandemic is having on our financial condition and results of operations and certain risks to our business that the pandemic creates or exacerbates.
Operational Impact
As part of our contingency and disaster recovery plans for pandemic outbreaks, we created a dedicated executive COVID-19 response team that is closely monitoring developments and providing guidance for additional precautions and initiatives. We have established separate teams within departments to help ensure that infection will not spread across entire departments. We are encouraging virtual meetings and conference calls in place of in-person meetings, including our annual shareholder meeting which was held virtually this year. Employees with health conditions putting them at higher risk of adverse effects from coronavirus infection are working remotely. Additionally, travel has been restricted. We are promoting social distancing, frequent hand washing, thorough disinfection of all surfaces, and the use of masks or nose and mouth coverings have been mandated in all of our locations. Our banking center lobbies have been closed except for advance appointments only. Banking center drive-ups, ATMs and online/mobile banking services continue to operate. It remains undetermined how long our banking centers will operate at these service levels. Infection rates in the communities we serve vary by region and we will make prudent decisions for the safety of our colleagues and our clients.

Loan and lease modifications
We began receiving requests from our borrowers for loan and lease deferrals in March. Modifications include the deferral of principal payments or the deferral of principal and interest payments for terms generally 90 - 180 days. Requests are evaluated individually and approved modifications are based on the unique circumstances of each borrower. We are committed to working with our clients to allow time to work through the challenges of this pandemic. At this time, it is uncertain what future impact loan and lease modifications related to COVID-19 difficulties will have on our financial condition, results of operations and reserve for loan and lease losses. The following table shows coronavirus loan and lease modifications approved as of June 30, 2020.

(Dollars in millions)	Principal Only Deferrals	Principal and Interest Deferrals	Total COVID-19 Related Modifications	Recorded Investment at June 30, 2020	Modifications as a % of June 30, 2020 Balance
Auto and light truck rental	$13	$211	$224	$411	55%
Specialty vehicle(1)	—	75	75	153	49%
Medium and heavy duty truck	7	80	87	284	31%
Aircraft	19	74	93	782	12%
Construction	16	123	139	739	19%
Commercial	49	161	210	2,654	8%
Residential real estate and home equity	—	4	4	532	1%
Consumer	—	8	8	137	6%
Total loans	104	736	840	5,692	15%
PPP loans, net of unearned discount(2)	—	—	—	573	—%
Total loans less PPP loans	$104	$736	$840	$5,119	16%
(1) Includes motor coaches, shuttle buses, step vans, work trucks and funeral cars.
(2) PPP loan balances are located within the Commercial category above.
Paycheck Protection Program (PPP) and Liquidity
As part of the CARES Act, approved by the President on March 27, 2020 and extended on July 4, 2020, the Small Business Administration (SBA) has been authorized to guarantee loans under the PPP through August 8, 2020 for businesses who meet the necessary eligibility requirements in order to keep their workers on the payroll. We began accepting applications on April 3, 2020. PPP loans are fully guaranteed by the SBA and as such do not represent a credit risk. The following table shows PPP loan disbursements as of June 30, 2020.

	Number of Loans	$ of Loans (000's)	Average Loan Size
Phase One	2,024	$520,583	$257,000
Phase Two	1,326	71,649	54,000
Total	3,350	$592,232	$177,000
As of June 30, 2020, PPP loans were $573.15 million which is net of an unearned discount of $16.43 million and located within the commercial and agricultural portfolio. At June 30, 2020, specialty finance customers had $103.43 million of PPP loans and traditional commercial banking customers had $469.72 million of PPP loans.
On April 9, 2020, the FDIC, Federal Reserve and OCC created the Paycheck Protection Program Liquidity Facility (PPPLF) to bolster the effectiveness of the PPP by providing liquidity to and neutralizing the regulatory capital effects on participating financial institutions. We intend to utilize the liquidity relief offered by the PPPLF to the extent needed and as such do not expect our participation in the PPP to have a negative impact on our liquidity position, capital resources, financial condition or results of operations. As of June 30, 2020, we had not yet utilized the PPPLF.
See Part I Financial Information, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Capital” for more information regarding the COVID-19 impact on share repurchases and dividend activity.
Asset impairment
Our MSRs have experienced a decrease in their fair value as of June 30, 2020 resulting in impairment charges of $0.55 million due to decreased mortgage rates leading to faster prepayment speeds. We will continue to evaluate MSRs at each reporting date to determine whether further valuation allowances are appropriate.

We evaluate goodwill for impairment during the fourth quarter of each year, with financial data as of September 30. Based on the analysis performed as of October 1, 2019, we determined that goodwill for our reporting units was not impaired. During the first quarter of 2020, management determined that the deterioration in general economic conditions as a result of the COVID-19 pandemic and responses thereto represented a triggering event prompting an evaluation of goodwill impairment. Based on the analyses performed during the first and second quarters of 2020, we determined that goodwill was not impaired.
At this time, we do not believe there exists any impairment to our intangible assets, long-lived assets, right of use assets, or available-for-sale investment securities due to the COVID-19 pandemic. It is uncertain whether prolonged effects of the COVID-19 pandemic will result in future impairment charges related to any of the aforementioned assets.
Risks
See Part II Other Information, Item 1A, Risk Factors for more information.
Reserve for loan and lease losses
We have experienced increasing downgrades and defaults as a result of the impact COVID-19 is having on our borrowers as evidenced by increasing special attention and non-performing loan balances. Special attention loan balances increased $46.72 million in the second quarter of 2020 and $67.58 million since December 31, 2019 and we anticipate further downgrades during the latter half of 2020 and into 2021. Likewise, non-performing loans increased by $36.56 million during the second quarter and $52.96 million since year-end. Second quarter 2020 downgrades were concentrated in auto rental and bus segments within the auto and light truck portfolio as well as a couple of industry specific downgrades in the construction equipment portfolio. We are in communication with our customers to gain a better understanding of our highest risk exposures and probable defaults. This quarter, we sent questionnaires to all of our bus customers in order to better understand their current situations, their customer bases and the likely long-term impact of the economic downturn on their business models, i.e. their ability to withstand reduced revenues for an extended period of time. As a result of the responses and discussions with our customers, we downgraded an additional eleven bus accounts to special attention and placed several of these accounts on nonaccrual status. We anticipate further defaults in our bus lending during the third quarter of 2020. Furthermore, the bus collateral may be difficult to liquidate, particularly in this environment. We believe our auto rental customers will continue to struggle; however, vehicle auctions are well established and are an effective means of liquidating collateral and used vehicle values, to date, have remained strong, so our loss exposure, with the exception of possible fraud, is well managed. Our local market customers have been buoyed in the short-term with funds from the PPP program. Thus far, we have not seen many downgrades or defaults in our commercial lending, but we anticipate this will change particularly as businesses continue to struggle. During the last recession, we also noted a delayed impact on our commercial lending as compared to our specialty finance lending. Our losses year-to-date remain low but we continue to build reserves as we anticipate some of the current and future downgrades and defaults will eventually result in losses.
See Part I Financial Information, Note 5 to the Consolidated Financial Statements and Part I Financial Information, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Provision and Reserve for Loan and Lease Losses” for more information.
CAPITAL
As of June 30, 2020, total shareholders’ equity was $865.00 million, up $36.72 million, or 4.43% from the $828.28 million at December 31, 2019. In addition to net income of $34.92 million, other significant changes in shareholders’ equity during the first six months of 2020 included $14.58 million of dividends paid. The accumulated other comprehensive income component of shareholders’ equity totaled $19.89 million at June 30, 2020, compared to $5.17 million at December 31, 2019. Our shareholders’ equity-to-assets ratio was 11.74% as of June 30, 2020, compared to 12.51% at December 31, 2019. Book value per common share rose to $33.85 at June 30, 2020, from $32.47 at December 31, 2019.
We declared and paid cash dividends per common share of $0.28 during the second quarter of 2020. The trailing four quarters dividend payout ratio, representing cash dividends per common share divided by diluted earnings per common share, was 35.65%. The dividend payout is continually reviewed by management and the Board of Directors subject to the Company’s capital and dividend policy. Due to COVID-19, we have temporarily suspended the repurchase of common shares from the open market. Management and the Board of Directors will evaluate future share repurchases and dividend payments based on a careful examination of facts and circumstances at such time and in accordance with the Company’s capital and dividend policy.
The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations.

The actual capital amounts and ratios of 1st Source Corporation and 1st Source Bank as of June 30, 2020, are presented in the table below.

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$934,880	15.58%	$479,935	8.00%	$629,915	10.50%	$599,919	10.00%
1st Source Bank	848,568	14.13	480,442	8.00	630,580	10.50	600,553	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	859,152	14.32	359,951	6.00	509,931	8.50	479,935	8.00
1st Source Bank	772,761	12.87	360,332	6.00	510,470	8.50	480,442	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	765,494	12.76	269,964	4.50	419,943	7.00	389,947	6.50
1st Source Bank	736,103	12.26	270,249	4.50	420,387	7.00	390,359	6.50
Tier 1 Capital (to Average Assets):
1st Source Corporation	859,152	12.12	283,609	4.00	N/A	N/A	354,511	5.00
1st Source Bank	772,761	10.90	283,585	4.00	N/A	N/A	354,481	5.00
As part of the CARES Act, PPP loan balances have been assigned a zero percent risk weight and therefore had no impact on our total risk-weighted assets at June 30, 2020.
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
We have borrowing sources available to supplement deposits and meet our funding needs. 1st Source Bank has established relationships with several banks to provide short term borrowings in the form of federal funds purchased. At June 30, 2020, we had no borrowings in the federal funds market. We could borrow $225.00 million in additional funds for a short time from these banks on a collective basis. As of June 30, 2020, we had $55.48 million outstanding in FHLB advances and could borrow an additional $550.54 million contingent on the FHLB activity-based stock ownership requirement. We also had no outstandings with the FRB and could borrow $449.80 million as of June 30, 2020.
Our loan to asset ratio was 77.29% at June 30, 2020 compared to 76.79% at December 31, 2019 and 76.83% at June 30, 2019. Cash and cash equivalents totaled $180.24 million at June 30, 2020 compared to $83.37 million at December 31, 2019 and $96.49 million at June 30, 2019. The largest contributors to the increase in cash and cash equivalents was higher deposit balances from PPP loan fundings, customer receipts from the government’s Economic Impact Payment program and the Treasury Department’s and Internal Revenue Service’s decision to delay the deadline for tax filings and payments. At June 30, 2020, the Consolidated Statements of Financial Condition was rate sensitive by $303.41 million more assets than liabilities scheduled to reprice within one year, or approximately 1.09%. Management believes that the present funding sources provide adequate liquidity to meet our cash flow needs.
Under Indiana law governing the collateralization of public fund deposits, the Indiana Board of Depositories determines which financial institutions are required to pledge collateral based on the strength of their financial ratings. We have been informed that no collateral is required for our public fund deposits. However, the Board of Depositories could alter this requirement in the future and adversely impact our liquidity. Our potential liquidity exposure if we must pledge collateral is approximately $807 million.
RESULTS OF OPERATIONS
Net income available to common shareholders for the three and six month periods ended June 30, 2020 was $18.50 million and $34.92 million, compared to $23.39 million and $45.58 million for the same periods in 2019. Diluted net income per common share was $0.72 and $1.36 for the three and six month periods ended June 30, 2020, compared to $0.91 and $1.76 for the same periods in 2019. Return on average common shareholders’ equity was 8.23% for the six months ended June 30, 2020, compared to 11.75% in 2019. The return on total average assets was 1.02% for the six months ended June 30, 2020, compared to 1.44% in 2019.

Net income decreased for the six months ended June 30, 2020 compared to the first six months of 2019. Net interest income decreased and the provision for loan and lease losses increased which was offset by a decrease in noninterest expense. Details of the changes in the various components of net income are discussed further below.
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
DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL

				Three Months Ended
	June 30, 2020			March 31, 2020			June 30, 2019
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
ASSETS
Investment securities available-for-sale:
Taxable	$995,776	$4,487	1.81%	$973,421	$5,550	2.29%	$929,264	$5,186	2.24%
Tax exempt(1)	49,534	286	2.32%	57,219	325	2.28%	71,878	437	2.44%
Mortgages held for sale	27,016	198	2.95%	11,294	96	3.42%	12,014	127	4.24%
Loans and leases, net of unearned discount(1)	5,565,160	58,700	4.24%	5,098,397	61,520	4.85%	5,001,392	65,565	5.26%
Other investments	89,525	316	1.42%	41,463	346	3.36%	53,323	499	3.75%
Total earning assets(1)	6,727,011	63,987	3.83%	6,181,794	67,837	4.41%	6,067,871	71,814	4.75%
Cash and due from banks	73,523			65,407			67,448
Reserve for loan and lease losses	(124,186)			(112,239)			(102,787)
Other assets	509,058			476,159			455,212
Total assets	$7,185,406			$6,611,121			$6,487,744

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$4,248,478	$8,265	0.78%	$4,076,270	$10,851	1.07%	$4,137,118	$12,978	1.26%
Short-term borrowings	191,411	90	0.19%	202,545	254	0.50%	201,401	540	1.08%
Subordinated notes	58,764	835	5.71%	58,764	884	6.05%	58,764	928	6.33%
Long-term debt and mandatorily redeemable securities	81,766	659	3.24%	77,973	853	4.40%	71,308	764	4.30%
Total interest-bearing liabilities	4,580,419	9,849	0.86%	4,415,552	12,842	1.17%	4,468,591	15,210	1.37%
Noninterest-bearing deposits	1,562,100			1,196,106			1,127,794
Other liabilities	151,281			131,858			98,475
Shareholders’ equity	862,209			844,724			789,009
Noncontrolling interests	29,397			22,881			3,875
Total liabilities and equity	$7,185,406			$6,611,121			$6,487,744
Less: Fully tax-equivalent adjustments		(137)			(151)			(177)
Net interest income/margin (GAAP-derived)(1)		$54,001	3.23%		$54,844	3.57%		$56,427	3.73%
Fully tax-equivalent adjustments		137			151			177
Net interest income/margin - FTE(1)		$54,138	3.24%		$54,995	3.58%		$56,604	3.74%

(1) See “Reconciliation of Non-GAAP Financial Measures” at the end of this section for additional information on this performance measure/ratio.
Quarter Ended June 30, 2020 compared to the Quarter Ended June 30, 2019
The taxable-equivalent net interest income for the three months ended June 30, 2020 was $54.14 million, a decrease of 4.36% over the same period in 2019. The net interest margin on a fully taxable-equivalent basis was 3.24% for the three months ended June 30, 2020, compared to 3.74% for the three months ended June 30, 2019.
During the three month period ended June 30, 2020, average earning assets increased $659.14 million, up 10.86% over the comparable period in 2019. Average interest-bearing liabilities increased $111.83 million or 2.50%. The yield on average earning assets decreased 92 basis points to 3.83% from 4.75% primarily due to lower rates on loans and leases and investment securities. Total cost of average interest-bearing liabilities decreased 51 basis points to 0.86% from 1.37% as a result of a lower interest rate environment during 2020. The result to the net interest margin, or the ratio of net interest income to average earning assets, was a decrease of 50 basis points.

The largest contributor to the reduced yield on average earning assets for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, was a decrease in yields on net loans and leases of 102 basis points primarily due to market conditions as a result of several Federal Reserve interest rate decreases during the second half of 2019 and first three months of 2020. The yield on net loans and leases was also negatively impacted by a net 16 basis points due to PPP loans which earn interest at 1.00% and negatively impacted by two basis points due to net interest reversals of $0.26 million in the second quarter of 2020. Average net loans and leases increased $563.77 million or 11.27% with the largest increase due to average PPP loans of $464.38 million in the commercial and agricultural loan portfolio. The construction equipment and commercial real estate portfolios also increased during the quarter as a result of market demand. Total average investment securities increased $44.17 million or 4.41%. Average mortgages held for sale increased $15.00 million or 124.87%. Average other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank (FHLB) stock and commercial paper increased $36.20 million or 67.89% from the second quarter of 2019.
Average interest-bearing deposits increased $111.36 million or 2.69% for the second quarter of 2020 over the same period in 2019 primarily due to government stimulus payments. The effective rate paid on average interest-bearing deposits decreased 48 basis points to 0.78% from 1.26%. The decrease in the average cost of interest-bearing deposits was primarily the result of lower rates and a shift in the deposit mix from the second quarter of 2019. Average noninterest-bearing deposits grew $434.31 million or 38.51% for the second quarter of 2020 over the same period in 2019 primarily due to PPP loan fundings in business accounts.
Average short-term borrowings decreased $9.99 million or 4.96% for the second quarter of 2020 compared to the same period in 2019. Interest paid on short-term borrowings decreased 89 basis points. Interest paid on subordinated notes decreased 62 basis points during the second quarter of 2020 from the same period a year ago due to a variable rate on one traunche. Average long-term debt and mandatorily redeemable securities balances increased $10.46 million or 14.67%. Interest paid on long-term debt and mandatorily redeemable securities decreased 106 basis points during the second quarter of 2020 from the same period in 2019 primarily due to lower rates on mandatorily redeemable securities.

	Six Months Ended
	June 30, 2020			June 30, 2019
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
ASSETS
Investment securities available-for-sale:
Taxable	$984,598	$10,037	2.05%	$919,398	$10,701	2.35%
Tax exempt(1)	53,377	611	2.30%	75,007	909	2.44%
Mortgages held for sale	19,155	294	3.09%	10,429	228	4.41%
Loans and leases, net of unearned discount(1)	5,331,779	120,220	4.53%	4,930,183	128,242	5.25%
Other investments	65,494	662	2.03%	47,740	937	3.96%
Total earning assets(1)	6,454,403	131,824	4.11%	5,982,757	141,017	4.75%
Cash and due from banks	69,465			65,677
Reserve for loan and lease losses	(118,212)			(102,245)
Other assets	492,608			443,421
Total assets	$6,898,264			$6,389,610

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$4,162,374	$19,116	0.92%	$4,036,578	$24,448	1.22%
Short-term borrowings	196,978	344	0.35%	226,252	1,471	1.31%
Subordinated notes	58,764	1,719	5.88%	58,764	1,856	6.37%
Long-term debt and mandatorily redeemable securities	79,870	1,512	3.81%	70,897	1,508	4.29%
Total interest-bearing liabilities	4,497,986	22,691	1.01%	4,392,491	29,283	1.34%
Noninterest-bearing deposits	1,379,103			1,126,126
Other liabilities	141,570			85,899
Shareholders’ equity	853,467			782,370
Noncontrolling interests	26,138			2,724
Total liabilities and equity	$6,898,264			$6,389,610
Less: Fully tax-equivalent adjustments		(288)			(359)
Net interest income/margin (GAAP-derived)(1)		$108,845	3.39%		$111,375	3.75%
Fully tax-equivalent adjustments		288			359
Net interest income/margin - FTE(1)		$109,133	3.40%		$111,734	3.77%

(1) See “Reconciliation of Non-GAAP Financial Measures” at the end of this section for additional information on this performance measure/ratio.

Six Months Ended June 30, 2020 compared to the Six Months Ended June 30, 2019

The taxable-equivalent net interest income for the six months ended June 30, 2020 was $109.13 million, a decrease of 2.33% over the comparable period in 2019. The net interest margin on a fully taxable-equivalent basis was 3.40% compared to a net interest margin of 3.77% for the same period in 2019.

During the six month period ended June 30, 2020, average earning assets increased $471.65 million or 7.88% over the comparable period in 2019. Average interest-bearing liabilities increased $105.50 million or 2.40%. The yield on average earning assets decreased 64 basis points to 4.11% from 4.75% primarily due to lower rates on loans and leases and taxable investment securities available-for-sale. The total cost of average interest-bearing liabilities decreased 33 basis points to 1.01% from 1.34%. The result to the net interest margin, or the ratio of net interest income to average earning assets, was a decrease of 37 basis points.

The largest contributor to the lower yield on average earning assets for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, was a decrease in yields on net loans and leases of 72 basis points primarily due to market conditions as a result of several Federal Reserve interest rate decreases during the second half of 2019 and first three months of 2020. The yield on net loans and leases was also negatively impacted by a net nine basis points due to PPP loan balances that earn interest at 1.00% and negatively impacted by two basis points due to net interest reversals of $0.17 million in 2020 vs. net interest recoveries of $0.08 million in 2019. Average net loans and leases increased $401.60 million or 8.15% primarily due to average PPP loan balances of $232.19 million in the commercial and agricultural portfolio and also due to increases in the commercial real estate portfolio as a result of market demand. Total average investment securities increased $43.57 million or 4.38%. Average mortgages held for sale increased $8.73 million or 83.67%. Average other investments, which include federal funds sold, time deposits with other banks, Federal Reserve bank excess balances, Federal Reserve Bank and FHLB stock and commercial paper, increased $17.75 million or 37.19%.

Average interest-bearing deposits increased $125.80 million or 3.12% for the first six months of 2020 over the same period in 2019 largely due to government stimulus payments in the second quarter. The effective rate paid on average interest-bearing deposits decreased 30 basis points to 0.92% compared to 1.22%. The decrease in the average cost of interest-bearing deposits was primarily the result of lower rates and a shift in the deposit mix. Average noninterest-bearing deposits grew $252.98 million or 22.46% for the first six months of 2020 over the same period in 2019 primarily due to PPP loan fundings in business accounts.

Average short-term borrowings decreased $29.27 million or 12.94% for the first six months of 2020 compared to the same period in 2019. Interest paid on short-term borrowings decreased 96 basis points. The decrease in short-term borrowings was primarily the result of lower borrowings with the FHLB. Interest paid on subordinated notes decreased 49 basis points due to a variable rate associated with one traunche. Average long-term debt and mandatorily redeemable securities increased $8.97 million or 12.66%. Interest paid on long-term debt and mandatorily redeemable securities decreased 48 basis points due to lower rates on mandatorily redeemable securities.

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

		Three Months Ended			Six Months Ended
(Dollars in thousands)		June 30, 2020	March 31, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Calculation of Net Interest Margin
(A)	Interest income (GAAP)	$63,850	$67,686	$71,637	$131,536	$140,658
	Fully tax-equivalent adjustments:
(B)	- Loans and leases	83	90	93	173	188
(C)	- Tax-exempt investment securities	54	61	84	115	171
(D)	Interest income - FTE (A+B+C)	63,987	67,837	71,814	131,824	141,017
(E)	Interest expense (GAAP)	9,849	12,842	15,210	22,691	29,283
(F)	Net interest income (GAAP) (A–E)	54,001	54,844	56,427	108,845	111,375
(G)	Net interest income - FTE (D–E)	54,138	54,995	56,604	109,133	111,734
(H)	Annualization factor	4.022	4.022	4.011	2.011	2.017
(I)	Total earning assets	$6,727,011	$6,181,794	$6,067,871	$6,454,403	$5,982,757
	Net interest margin (GAAP-derived) (F*H)/I	3.23%	3.57%	3.73%	3.39%	3.75%
	Net interest margin - FTE (G*H)/I	3.24%	3.58%	3.74%	3.40%	3.77%

PROVISION AND RESERVE FOR LOAN AND LEASE LOSSES
The provision for loan and lease losses for the three and six months ended June 30, 2020 was $10.38 million and $21.73 million compared to a provision for loan and lease losses in the three and six months ended June 30, 2019 of $4.25 million and $9.17 million. Net recoveries of $0.11 million or (0.01)% of average loans and leases were recorded for the second quarter 2020, compared to net charge-offs of $1.19 million or 0.10% of average loans and leases for the same quarter a year ago. Year-to-date net charge-offs of $1.70 million or 0.06% of average loans and leases have been recorded in 2020, compared to net charge-offs of $4.72 million or 0.19% of average loans and leases through June 30, 2019.
The provision for the three months ended June 30, 2020 was principally driven by increases in special attention loan balances and nonperforming loans. Loan growth this quarter was related to the PPP loan program. The Bank funded $592 million under this program, which carries a 100% SBA guarantee and a debt forgiveness component by the CARES Act, thus PPP loans did not drive a material increase in the provision. The Bank established a small reserve against this pool of loans to cover procedural and other unanticipated risks. Five accounts with loan balances greater than $5 million were downgraded to special attention this quarter, three in the auto and light truck portfolio, one in the construction equipment portfolio and one construction-related account which is included in the commercial and agricultural portfolio as our exposure is a line of credit secured by accounts receivable and inventory. Of these five accounts, two of the auto and light truck accounts and the line of credit were placed in nonaccrual status in June. The line of credit has a large impairment reserve and the nonperforming auto account also has an impairment reserve. The construction equipment account downgraded last quarter which had a sizeable impairment reserve continues to have a similar impairment reserve this quarter. We continued to have COVID-19 related downgrades this quarter, including all five large-dollar accounts plus numerous additional accounts with less exposure. There were 21 accounts greater than $100,000 downgraded to special attention this quarter compared to 29 last quarter and 40 accounts for all of 2019. The initial wave of customers experiencing difficulties related to shutdowns imposed to reduce the spread of the coronavirus were primarily in the transportation (including auto rental and bus) and hotel industries. As of June 30, 2020, COVID-19 related loan modifications for our bus lending were $70.05 million or 76% of our total bus loan balances and COVID-19 related loan modifications for the hotel industry were $83.33 million or 53% of our total hotel loan balances. This quarter, we also continued to see downgrades in these industries as well as in construction equipment. We extended PPP loans to 45 of our special attention customers aggregating $19.87 million.
We continue to evaluate risks which may impact our loan portfolios. Last quarter, as a result of the coronavirus pandemic and resultant business shutdowns and unemployment spikes, we reviewed our loan portfolio segments, assessing the likely impact of COVID-19 on each segment and established specific qualitative adjustment factors which we believe continue to be appropriate. We remain concerned that geopolitical events, particularly in the aftermath of the pandemic, will have the potential to further negatively impact the U.S. economy. Current concerns include slower growth projections for world economies and the sharp decline in global trade growth exacerbated by trade supply concerns raised during the pandemic and ongoing tariff disputes, particularly between China and the U.S. Political uncertainty continues in Latin America, with governments facing increased pressures with the pandemic and ongoing corruption scandals, fueling U.S. border concerns. Concerns continue to be heightened globally due to actual and potential terrorist attacks.

Another area of concern continues to be our aircraft portfolio where we have a collateral concentration and $160 million in foreign exposure. The majority of our foreign exposure is in Mexico and Brazil. As we ended 2019, the Brazilian economy was on a path of gradual improvement and Mexico’s economy, although stronger, was beginning to exhibit some weaknesses. Now, considering the pandemic, both are projected to contract in 2020. We continue to monitor individual customer performance and assess risks in the portfolio as a whole.
On June 30, 2020, 30 day and over loan and lease delinquencies as a percentage of loan and lease balances were 0.60%, compared to 0.37% on June 30, 2019. The reserve for loan and lease losses as a percentage of loans and leases outstanding at the end of the period was 2.31% compared to 2.05% one year ago. The reserve as a percentage of loans and leases outstanding, net of PPP loans, was 2.54%. The increase in the reserve as a percent of loans and leases outstanding was primarily due to higher special attention loan outstanding balances and qualitative adjustment factors related to COVID-19 concerns. A summary of loan and lease loss experience during the three and six months ended June 30, 2020 and 2019 is located in Note 5 of the Consolidated Financial Statements.
A loan or lease is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement. We evaluate loans and leases exceeding $100,000 for impairment and establish a specific reserve as a component of the reserve for loan and lease losses when it is probable all amounts due will not be collected pursuant to the contractual terms of the loan or lease and the recorded investment in the loan or lease exceeds its fair value. A summary of impaired loans as of June 30, 2020 and December 31, 2019 is reflected in Note 4 of the Consolidated Financial Statements.
Current Expected Credit Losses (CECL)
As permitted by the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), we opted to delay adoption of CECL until the earlier of the end of the coronavirus national emergency or December 31, 2020. We will recognize a one-time cumulative effect adjustment through retained earnings of $2.58 million to increase the allowance for credit losses as of January 1, 2020. As of June 30, 2020, we estimate an additional increase to the allowance for credit losses of between $0 million and $8 million which will be recognized through earnings after adoption. We believe that as of June 30, 2020, a forecast adjustment is necessary as well as qualitative factor adjustments for portfolio segments most severely impacted by the COVID-19 business shutdowns. Given the shelter in place orders, resultant business shutdowns and skyrocketing unemployment, we project the next twelve-month period as the most adverse and applied a more severe forecast adjustment. Furthermore, we reviewed portfolio segments on a granular level, adjusting for greater loss potential in segments immediately impacted such as transportation and hotels, as evidenced by deferral requests. Additionally, the forecast factor adjustment and the life of loan methodology have a more significant impact on longer duration portfolios.
NONPERFORMING ASSETS
The following table shows nonperforming assets.

(Dollars in thousands)	June 30, 2020	December 31, 2019	June 30, 2019
Loans and leases past due 90 days or more	$256	$309	$156
Nonaccrual loans and leases	62,800	9,789	12,212
Other real estate	303	522	543
Repossessions	6,132	8,623	8,799
Equipment owned under operating leases	57	—	—
Total nonperforming assets	$69,548	$19,243	$21,710
Nonperforming assets as a percentage of loans and leases were 1.20% at June 30, 2020, 0.37% at December 31, 2019, and 0.41% at June 30, 2019. Excluding PPP loans, nonperforming assets as a percentage of loan and leases were 1.33% at June 30, 2020, 0.37% at December 31, 2019, and 0.14% at June 30, 2019. Nonperforming assets totaled $69.55 million at June 30, 2020, an increase of 261.42% from the $19.24 million reported at December 31, 2019, and a 220.35% increase from the $21.71 million reported at June 30, 2019. The increase in nonperforming assets during the first six months of 2020 was related to higher nonaccrual loans and leases. The increase in nonperforming assets at June 30, 2020 from June 30, 2019 also occurred primarily in nonaccrual loans and leases.
The increase in nonaccrual loans and leases at June 30, 2020 from December 31, 2019 occurred primarily in the auto and light truck, construction equipment and commercial and agricultural. During the first half of 2020, two relationships of a combined $25.70 million in the auto and light truck portfolio and two relationships of a combined $21.49 million in the construction equipment portfolio went into nonaccrual. The increase in nonaccrual loans and leases at June 30, 2020 from June 30, 2019 occurred primarily in the auto and light truck and construction equipment. A summary of nonaccrual loans and leases and past due aging for the period ended June 30, 2020 and December 31, 2019 is located in Note 4 of the Consolidated Financial Statements.

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
The following table shows a summary of other real estate and repossessions.

(Dollars in thousands)	June 30, 2020	December 31, 2019	June 30, 2019
Commercial and agricultural	$—	$—	$16
Auto and light truck	630	1,865	3,810
Medium and heavy duty truck	—	—	554
Aircraft	5,450	6,707	4,400
Construction equipment	35	35	—
Commercial real estate	303	303	—
Residential real estate and home equity	—	219	543
Consumer	17	16	19
Total	$6,435	$9,145	$9,342
For financial statement purposes, nonaccrual loans and leases are included in loan and lease outstandings, whereas repossessions and other real estate are included in other assets.
NONINTEREST INCOME
The following table shows the details of noninterest income.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Noninterest income:
Trust and wealth advisory	$5,589	$5,583	6	0.11%	$10,437	$10,441	(4)	(0.04)%
Service charges on deposit accounts	1,910	2,785	(875)	(31.42)%	4,515	5,283	(768)	(14.54)%
Debit card	3,601	3,669	(68)	(1.85)%	6,974	6,889	85	1.23%
Mortgage banking	3,315	999	2,316	NM	5,651	1,935	3,716	NM
Insurance commissions	1,695	1,518	177	11.66%	3,576	3,692	(116)	(3.14)%
Equipment rental	5,990	7,809	(1,819)	(23.29)%	12,620	15,791	(3,171)	(20.08)%
(Losses) gains on investment securities available-for-sale	(1)	—	(1)	NM	279	—	279	NM
Other	3,142	3,301	(159)	(4.82)%	5,811	5,757	54	0.94%
Total noninterest income	$25,241	$25,664	(423)	(1.65)%	$49,863	$49,788	75	0.15%
NM = Not Meaningful
Trust and wealth advisory fees (which include investment management fees, estate administration fees, mutual fund fees, annuity fees, and fiduciary fees) were flat during the three and six months ended June 30, 2020 compared with the same periods a year ago. Trust and wealth advisory fees are largely based on the number and size of client relationships and the market value of assets under management. The market value of trust assets under management at June 30, 2020, December 31, 2019, and June 30, 2019 was $4.20 billion, $4.48 billion, and $4.25 billion, respectively.
Service charges on deposit accounts decreased for the three and six months ended June 30, 2020 over the comparable periods in 2019. The decrease in service charges on deposit accounts primarily reflects a lower volume of nonsufficient fund transactions and reduced ATM fees. Higher deposit balances from government stimulus payments resulted in fewer overdrawn accounts.
Debit card income was relatively flat in the three and six months ended June 30, 2020 over the same periods a year ago.
Mortgage banking income increased in the three and six months ended June 30, 2020 as compared to the same periods in 2019. The increase was primarily caused by increased gains on a higher volume of loan sales as a result of more loans originated for the secondary market offset by higher mortgage servicing rights amortization expense and a $0.55 million impairment charge on mortgage servicing rights.

Insurance commissions were higher during the three months ended June 30, 2020 compared to the same period a year ago and were lower during the six months ended June 30, 2020 over the same period a year ago. The increase in insurance commissions during the second quarter was primarily due to increased business. The decrease over the first six months of 2020 was the result of a reduction in contingent commissions received offset by higher insurance commissions primarily from increased business.
Equipment rental income decreased for the three and six months ended June 30, 2020 over the comparable periods in 2019. The decrease was the result of reduced leasing volume primarily in the construction equipment, aircraft and auto and light truck portfolios resulting in the average equipment rental portfolio decreasing by 18.3% over the same period a year ago.
Gains on investment securities available-for-sale during the six months ended June 30, 2019 were primarily from the sale of corporate securities in managing portfolio risk.
Other income decreased for the three months ended June 30, 2020 compared to one year ago and was relatively stable for the six months ended June 30, 2020 over the comparable period in 2019. The decrease during the second quarter was primarily a result of lower claim proceeds from bank owned life insurance, reduced rental income on a repossessed asset, and a decrease in customer swap fees offset by higher partnership investment gains.
NONINTEREST EXPENSE
The following table shows the details of noninterest expense.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$23,999	$23,787	212	0.89%	$48,400	$47,282	1,118	2.36%
Net occupancy	2,504	2,481	23	0.93%	5,225	5,253	(28)	(0.53)%
Furniture and equipment	6,258	6,289	(31)	(0.49)%	12,665	12,313	352	2.86%
Depreciation – leased equipment	5,142	6,400	(1,258)	(19.66)%	10,569	12,924	(2,355)	(18.22)%
Professional fees	1,258	1,706	(448)	(26.26)%	2,700	3,304	(604)	(18.28)%
Supplies and communication	1,390	1,608	(218)	(13.56)%	3,024	3,101	(77)	(2.48)%
FDIC and other insurance	599	608	(9)	(1.48)%	887	1,253	(366)	(29.21)%
Business development and marketing	1,121	1,678	(557)	(33.19)%	2,480	2,627	(147)	(5.60)%
Loan and lease collection and repossession	838	230	608	NM	1,601	1,591	10	0.63%
Other	1,716	2,566	(850)	(33.13)%	3,809	2,909	900	30.94%
Total noninterest expense	$44,825	$47,353	(2,528)	(5.34)%	$91,360	$92,557	(1,197)	(1.29)%
NM = Not Meaningful
Salaries and employee benefits increased during the three and six months ended June 30, 2020 compared to the same periods in 2019. The increase was mainly due to higher base salaries as a result of normal merit increases and a slight increase in average staffing levels along with a rise in commission compensation primarily in our mortgage area offset by a decrease in group insurance claims and incentive compensation.
Net occupancy expense was relatively flat during the three and six months ended June 30, 2020 compared to the same periods a year ago.
Furniture and equipment expense, including depreciation, was flat during the three months ended June 30, 2020 compared to one year ago and increased during the six months ended June 30, 2020 compared to the same period a year ago. Furniture and equipment expense was higher in the first six months of 2020 mainly due to higher computer processing charges, increased software maintenance costs and a rise in general furniture and equipment expense from new branch openings/remodels and COVID-19 related items offset by a reduction in equipment depreciation.
Depreciation on leased equipment decreased for the three and six months ended June 30, 2020 compared to the same periods in 2019. Depreciation on leased equipment correlates with the decrease in equipment rental income.
Professional fees decreased during the second quarter and first six months of 2020 compared to the same periods a year ago. The decrease was mainly due to reduced utilization of consulting services offset by an increase in board of director fees.
Supplies and communication decreased during the second quarter and first six months of 2020 compared to the same periods a year ago. The decrease resulted primarily from lower printing costs and reduced telephone line and equipment expenses.

FDIC and other insurance was lower during the three and six months ended June 30, 2020 compared to the same periods in 2019. The decrease in 2020 was mainly due to $0.55 million in FDIC insurance premium credits received in 2020.
Business development and marketing expense decreased during the second quarter and first six months of 2020 compared to the same periods a year ago. The decrease during the first six months of 2020 was primarily due to lower business development expense as a result of fewer business entertainment and travel opportunities tied to COVID-19 precautions offset by higher marketing promotions compared to 2019.
Loan and lease collection and repossession expense increased during the second quarter 2020 compared to the same period in 2019 and was flat during the first half of 2020 compared to the first half of 2019. The increase in the second quarter was mainly due to higher collection expenses related to the repossession of an aircraft and fewer gains on the sale of repossessed assets.
Other expenses decreased during the second quarter of 2020 compared to the same period in 2019 and increased during the first six months of 2020 compared to the same period in 2019. The decrease during the second quarter of 2020 was primarily the result of lower employee training expenses due to COVID-19 precautions, a decrease in the provision for unfunded loan commitments, a reduced valuation provision for interest rate swaps with customers, and a trust loss recovery of $0.17 million. The increase during the first six months was primarily the result of lower gains on the sale of fixed assets, a higher provision for interest rate swaps with customers offset by increased gains on the sale of operating lease equipment.
INCOME TAXES
The provision for income taxes for the three and six month periods ended June 30, 2020 was $5.52 million and $10.68 million, compared to $7.07 million and $13.83 million for the same periods in 2019. The effective tax rate was 22.94% and 23.20% for the quarter ended June 30, 2020 and 2019, respectively and 23.40% and 23.26% for the first six months ended June 30, 2020 and 2019, respectively.
ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risks faced by 1st Source since December 31, 2019. For information regarding our market risk, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2019.
ITEM 4.
CONTROLS AND PROCEDURES
As of the end of the period covered by this report an evaluation was carried out, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2020, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the second fiscal quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Additionally, the Federal Reserve has reduced interest rates substantially in an attempt to boost consumer spending due to the coronavirus pandemic which could have a sustained negative impact on our results of operations. The U.S. Congress has also passed a massive stimulus package (the “Coronavirus Aid, Relief, and Economic Security Act”) intended to provide relief to consumers and small businesses, however the effectiveness of this package could be disrupted by operational challenges in successfully implementing all of its provisions in a timely manner and could ultimately prove to be insufficient in scale.
Even with operational precautions we have implemented such as mask utilization, social distancing and thorough disinfection of surfaces, the continued spread or prolonged impact of the coronavirus could negatively impact the availability of key personnel or significant numbers of our staff, who are necessary to conduct our business. Such a spread or outbreak could also impact the business and operations of third party service providers who perform critical services for our business. Similarly, the adverse impacts already seen by our commercial and retail customers from the pandemic, may be exacerbated or more prolonged than we currently anticipate. If the coronavirus spreads or the containment and mitigation response is unsuccessful for a prolonged period of time, we could experience a material adverse effect on our business, financial condition, and results of operations.
ITEM 2.         Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs
April 01 - 30, 2020	—	$—	—	859,374
May 01 - 31, 2020	—	—	—	859,374
June 01 - 30, 2020	—	—	—	859,374

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

1st Source Corporation

DATE	July 23, 2020	/s/ CHRISTOPHER J. MURPHY III
Christopher J. Murphy III Chairman of the Board, President and CEO

DATE	July 23, 2020	/s/ ANDREA G. SHORT
Andrea G. Short Treasurer and Chief Financial Officer Principal Accounting Officer