Form 10-Q/A
period 2020-06-30
1ST SOURCE CORP
filed 2020-07-31
CIK 34782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE

1st Source Corporation (the Registrant) is filing this amendment to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, as filed with the Securities and Exchange on July 23, 2020, solely to amend the “Coronavirus (COVID-19) Impact” section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of Part I. The table providing information about coronavirus loan and lease modifications was inaccurate with regards to the breakdown between principal only deferrals and principal and interest deferrals of COVID-19 related loan and lease modification balances as of June 30, 2020.

This Form 10-Q/A includes only the Cover Page to this Form 10-Q/A, this Explanatory Note, Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, as amended, the Signature Page and Exhibits 31.1, 31.2, 32.1, and 32.2. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q and except as specifically noted above, does not modify or update in any way disclosures in the original Form 10-Q and does not reflect events that may have occurred subsequent to the original filing date.

		Page

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

PART II. OTHER INFORMATION

Item 6.	Exhibits	15

SIGNATURES		16

EXHIBITS
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1
	Exhibit 32.2

PART I.  FINANCIAL INFORMATION
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

Loan and lease modifications
We began receiving requests from our borrowers for loan and lease deferrals in March. Modifications include the deferral of principal payments or the deferral of principal and interest payments for terms generally 90 - 180 days. Requests are evaluated individually and approved modifications are based on the unique circumstances of each borrower. We are committed to working with our clients to allow time to work through the challenges of this pandemic. At this time, it is uncertain what future impact loan and lease modifications related to COVID-19 difficulties will have on our financial condition, results of operations and reserve for loan and lease losses. The following table shows coronavirus loan and lease modification balances as of June 30, 2020.

(Dollars in millions)	Principal Only Deferrals	Principal and Interest Deferrals	Total COVID-19 Related Modifications	Recorded Investment at June 30, 2020	Modifications as a % of June 30, 2020 Balance
Auto and light truck rental	$170	$54	$224	$411	55%
Specialty vehicle(1)	2	73	75	153	49%
Medium and heavy duty truck	87	—	87	284	31%
Aircraft	80	13	93	782	12%
Construction	120	19	139	739	19%
Commercial	129	81	210	2,654	8%
Residential real estate and home equity	2	2	4	532	1%
Consumer	—	8	8	137	6%
Total loans	590	250	840	5,692	15%
PPP loans, net of unearned discount(2)	—	—	—	573	—%
Total loans less PPP loans	$590	$250	$840	$5,119	16%
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

PART II.  OTHER INFORMATION
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

1st Source Corporation

DATE	July 31, 2020	/s/ CHRISTOPHER J. MURPHY III
Christopher J. Murphy III Chairman of the Board, President and CEO

DATE	July 31, 2020	/s/ ANDREA G. SHORT
Andrea G. Short Treasurer and Chief Financial Officer Principal Accounting Officer