Form 10-Q
period 2020-09-30
1ST SOURCE CORP
filed 2020-10-22
CIK 34782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Number of shares of common stock outstanding as of October 16, 2020 — 25,553,644 shares

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited - Dollars in thousands)

	September 30, 2020	December 31, 2019
ASSETS
Cash and due from banks	$62,575	$67,215
Federal funds sold and interest bearing deposits with other banks	91,641	16,150
Investment securities available-for-sale	1,083,427	1,040,583
Other investments	27,674	28,414
Mortgages held for sale	20,990	20,277
Loans and leases, net of unearned discount:
Commercial and agricultural	1,681,519	1,132,791
Auto and light truck	527,582	588,807
Medium and heavy duty truck	271,248	294,824
Aircraft	806,162	784,040
Construction equipment	723,596	705,451
Commercial real estate	961,550	908,177
Residential real estate and home equity	519,881	532,003
Consumer	135,498	139,434
Total loans and leases	5,627,036	5,085,527
Reserve for loan and lease losses	(136,817)	(111,254)
Net loans and leases	5,490,219	4,974,273
Equipment owned under operating leases, net	79,703	111,684
Net premises and equipment	49,933	52,219
Goodwill and intangible assets	83,953	83,971
Accrued income and other assets	300,834	227,990
Total assets	$7,290,949	$6,622,776

LIABILITIES
Deposits:
Noninterest-bearing demand	$1,720,768	$1,216,834
Interest-bearing deposits:
Interest-bearing demand	1,885,771	1,677,200
Savings	992,320	814,794
Time	1,297,996	1,648,498
Total interest-bearing deposits	4,176,087	4,140,492
Total deposits	5,896,855	5,357,326
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	158,834	120,459
Other short-term borrowings	6,740	25,434
Total short-term borrowings	165,574	145,893
Long-term debt and mandatorily redeemable securities	81,659	71,639
Subordinated notes	58,764	58,764
Accrued expenses and other liabilities	173,082	140,518
Total liabilities	6,375,934	5,774,140

SHAREHOLDERS’ EQUITY
Preferred stock; no par value
Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock; no par value
Authorized 40,000,000 shares; issued 28,205,674 at September 30, 2020 and December 31, 2019	436,538	436,538
Retained earnings	497,419	463,269
Cost of common stock in treasury (2,652,030 shares at September 30, 2020 and 2,696,200 shares at December 31, 2019)	(75,861)	(76,702)
Accumulated other comprehensive income	19,658	5,172
Total shareholders’ equity	877,754	828,277
Noncontrolling interests	37,261	20,359
Total equity	915,015	848,636
Total liabilities and equity	$7,290,949	$6,622,776
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income:
Loans and leases	$58,318	$66,807	$178,659	$195,089
Investment securities, taxable	4,103	5,056	14,140	15,757
Investment securities, tax-exempt	207	316	703	1,054
Other	289	497	951	1,434
Total interest income	62,917	72,676	194,453	213,334
Interest expense:
Deposits	6,532	13,524	25,648	37,972
Short-term borrowings	83	293	427	1,764
Subordinated notes	824	914	2,543	2,770
Long-term debt and mandatorily redeemable securities	610	750	2,122	2,258
Total interest expense	8,049	15,481	30,740	44,764
Net interest income	54,868	57,195	163,713	168,570
Provision for loan and lease losses	9,303	3,717	31,031	12,882
Net interest income after provision for loan and lease losses	45,565	53,478	132,682	155,688
Noninterest income:
Trust and wealth advisory	5,153	4,982	15,590	15,423
Service charges on deposit accounts	2,336	2,892	6,851	8,175
Debit card	4,019	3,727	10,993	10,616
Mortgage banking	6,474	1,362	12,125	3,297
Insurance commissions	1,825	1,603	5,401	5,295
Equipment rental	5,593	7,578	18,213	23,369
Gains on investment securities available-for-sale	—	—	279	—
Other	2,641	3,621	8,452	9,378
Total noninterest income	28,041	25,765	77,904	75,553
Noninterest expense:
Salaries and employee benefits	25,609	24,434	74,009	71,716
Net occupancy	2,512	2,635	7,737	7,888
Furniture and equipment	6,247	6,027	18,912	18,340
Depreciation – leased equipment	4,694	6,198	15,263	19,122
Professional fees	2,041	1,603	4,741	4,907
Supplies and communication	1,305	1,643	4,329	4,744
FDIC and other insurance	868	260	1,755	1,513
Business development and marketing	923	1,844	3,403	4,471
Loan and lease collection and repossession	1,054	697	2,655	2,288
Other	1,790	1,765	5,599	4,674
Total noninterest expense	47,043	47,106	138,403	139,663
Income before income taxes	26,563	32,137	72,183	91,578
Income tax expense	6,509	7,689	17,185	21,517
Net income	20,054	24,448	54,998	70,061
Net loss (income) attributable to noncontrolling interests	4	(10)	(25)	(42)
Net income available to common shareholders	$20,058	$24,438	$54,973	$70,019
Per common share:
Basic net income per common share	$0.78	$0.95	$2.14	$2.72
Diluted net income per common share	$0.78	$0.95	$2.14	$2.72
Cash dividends	$0.28	$0.27	$0.85	$0.81
Basic weighted average common shares outstanding	25,552,374	25,520,035	25,538,910	25,630,771
Diluted weighted average common shares outstanding	25,552,374	25,520,035	25,538,910	25,630,771
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$20,054	$24,448	$54,998	$70,061
Other comprehensive income:
Unrealized (depreciation) appreciation of available-for-sale securities	(303)	2,920	19,360	20,161
Reclassification adjustment for realized gains included in net income	—	—	(279)	—
Income tax effect	73	(703)	(4,595)	(4,855)
Other comprehensive (loss) income, net of tax	(230)	2,217	14,486	15,306
Comprehensive income	19,824	26,665	$69,484	$85,367
Comprehensive loss (income) attributable to noncontrolling interests	4	(10)	(25)	(42)
Comprehensive income available to common shareholders	$19,828	$26,655	$69,459	$85,325
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - Dollars in thousands, except per share amounts)

	Three Months Ended
	Preferred Stock	Common Stock	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss), Net	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at July 1, 2019	$—	$436,538	$431,091	$(75,380)	$2,413	$794,662	$10,024	$804,686
Net income	—	—	24,438	—	—	24,438	10	24,448
Other comprehensive income	—	—	—	—	2,217	2,217	—	2,217
Issuance of 3,544 common shares under stock based compensation awards	—	—	91	70	—	161	—	161
Cost of 30,000 shares of common stock acquired for treasury	—	—	—	(1,406)	—	(1,406)	—	(1,406)
Common stock dividend ($0.27 per share)	—	—	(6,905)	—	—	(6,905)	—	(6,905)
Contributions from noncontrolling interests	—	—	—	—	—	—	9,879	9,879
Distributions to noncontrolling interests	—	—	—	—	—	—	(38)	(38)
Balance at September 30, 2019	$—	$436,538	$448,715	$(76,716)	$4,630	$813,167	$19,875	833,042

Balance at July 1, 2020	$—	$436,538	$484,491	$(75,922)	$19,888	$864,995	$36,658	$901,653
Net income (loss)	—	—	20,058	—	—	20,058	(4)	20,054
Other comprehensive loss	—	—	—	—	(230)	(230)	—	(230)
Issuance of 3,289 common shares under stock based compensation awards	—	—	52	61	—	113	—	113
Cost of 0 shares of common stock acquired for treasury	—	—	—	—	—	—	—	—
Common stock dividend ($0.28 per share)	—	—	(7,182)	—	—	(7,182)	—	(7,182)
Contributions from noncontrolling interests	—	—	—	—	—	—	928	928
Distributions to noncontrolling interests	—	—	—	—	—	—	(321)	(321)
Balance at September 30, 2020	$—	$436,538	$497,419	$(75,861)	$19,658	$877,754	$37,261	$915,015

	Nine Months Ended
	Preferred Stock	Common Stock	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss), Net	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2019	$—	$436,538	$398,980	$(62,760)	$(10,676)	$762,082	$1,508	$763,590
Cumulative-effect adjustment	—	—	(301)	—	—	(301)	—	(301)
Balance at January 1, 2019, adjusted	—	436,538	398,679	(62,760)	(10,676)	761,781	1,508	763,289
Net income	—	—	70,019	—	—	70,019	42	70,061
Other comprehensive income	—	—	—	—	15,306	15,306	—	15,306
Issuance of 50,815 common shares under stock based compensation awards	—	—	841	1,129	—	1,970	—	1,970
Cost of 325,787 shares of common stock acquired for treasury	—	—	—	(15,085)	—	(15,085)	—	(15,085)
Common stock dividend ($0.81 per share)	—	—	(20,824)	—	—	(20,824)	—	(20,824)
Contributions from noncontrolling interests	—	—	—	—	—	—	18,363	18,363
Distributions to noncontrolling interests	—	—	—	—	—	—	(38)	(38)
Balance at September 30, 2019	$—	$436,538	$448,715	$(76,716)	$4,630	$813,167	$19,875	833,042

Balance at January 1, 2020	$—	$436,538	$463,269	$(76,702)	$5,172	$828,277	$20,359	$848,636
Net income	—	—	54,973	—	—	54,973	25	54,998
Other comprehensive income	—	—	—	—	14,486	14,486	—	14,486
Issuance of 44,170 common shares under stock based compensation awards	—	—	934	841	—	1,775	—	1,775
Cost of 0 shares of common stock acquired for treasury	—	—	—	—	—	—	—	—
Common stock dividend ($0.85 per share)	—	—	(21,757)	—	—	(21,757)	—	(21,757)
Contributions from noncontrolling interests	—	—	—	—	—	—	17,369	17,369
Distributions to noncontrolling interests	—	—	—	—	—	—	(492)	(492)
Balance at September 30, 2020	$—	$436,538	$497,419	$(75,861)	$19,658	$877,754	$37,261	$915,015
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Dollars in thousands)

	Nine Months Ended September 30,
	2020	2019
Operating activities:
Net income	$54,998	$70,061
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	31,031	12,882
Depreciation of premises and equipment	4,255	4,412
Depreciation of equipment owned and leased to others	15,263	19,122
Stock-based compensation	2,377	2,069
Amortization of investment securities premiums and accretion of discounts, net	4,238	2,857
Amortization of mortgage servicing rights	1,757	879
Mortgage servicing rights impairments	808	—
Amortization of right of use assets	2,115	2,348
Deferred income taxes	(10,509)	(4,586)
Gains on investment securities available-for-sale	(279)	—
Originations of loans held for sale, net of principal collected	(248,639)	(100,903)
Proceeds from the sales of loans held for sale	258,253	85,400
Net gain on sale of loans held for sale	(10,327)	(1,861)
Net gain on sale of other real estate and repossessions	(73)	(473)
Net gain on sale of premises and equipment	—	(1,289)
Change in interest receivable	(2,440)	(1,717)
Change in interest payable	(6,271)	5,885
Change in other assets	2,312	7,889
Change in other liabilities	(2,906)	8,763
Other	1,049	1,348
Net change in operating activities	97,012	113,086

Investing activities:
Proceeds from sales of investment securities available-for-sale	8,403	—
Proceeds from maturities and paydowns of investment securities available-for-sale	301,050	128,257
Purchases of investment securities available-for-sale	(337,175)	(153,310)
Net change in partnership investments	(31,298)	(29,823)
Net change in other investments	740	—
Loans sold or participated to others	10,722	50,140
Proceeds from principal payments on direct finance leases	35,384	56,798
Proceeds from PPP lender origination fees	19,375	—
Net change in loans and leases	(615,427)	(386,170)
Net change in equipment owned under operating leases	16,691	(3,975)
Purchases of premises and equipment	(1,988)	(6,091)
Proceeds from disposal of premises and equipment	19	3,427
Proceeds from sales of other real estate and repossessions	6,303	9,522
Net change in investing activities	(587,201)	(331,225)

Financing activities:
Net change in demand deposits and savings accounts	890,031	17,518
Net change in time deposits	(350,502)	251,839
Net change in short-term borrowings	19,681	(2,193)
Proceeds from issuance of long-term debt	10,000	—
Payments on long-term debt	(2,710)	(2,499)
Stock issued under stock purchase plans	39	49
Acquisition of treasury stock	—	(15,085)
Net change in noncontrolling interests	16,877	18,325
Cash dividends paid on common stock	(22,376)	(21,409)
Net change in financing activities	561,040	246,545

Net change in cash and cash equivalents	70,851	28,406
Cash and cash equivalents, beginning of year	83,365	99,079
Cash and cash equivalents, end of period	$154,216	$127,485
Supplemental Information:
Non-cash transactions:
Loans transferred to other real estate and repossessed assets	$2,969	$10,740
Common stock matching contribution to Employee Stock Ownership and Profit Sharing Plan	622	300
Right of use assets obtained in exchange for lease obligations	253	16,006
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
Basis of Presentation – The accompanying unaudited consolidated financial statements reflect all adjustments (all of which are normal and recurring in nature) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, the results of operations, changes in comprehensive income (loss), changes in shareholders’ equity, and cash flows for the periods presented. These unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (SEC) and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been omitted.
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
On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which provides entities with optional temporary relief from certain accounting and financial reporting requirements under U.S. GAAP. Section 4013 of the CARES Act allows financial institutions to suspend application of certain TDR accounting guidance for loan and lease modifications related to the COVID-19 pandemic made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the COVID-19 national emergency, provided certain criteria are met. This relief can be applied to loan and lease modifications for borrowers that were not more than 30 days past due as of December 31, 2019 and to loan and lease modifications that defer or delay the payment of principal or interest, or change the interest rate on the loan. The Company chose to apply this relief to eligible loan and lease modifications.
Note 2 — Recent Accounting Pronouncements
Nonrefundable Fees and Other Costs: In October 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-08 “Codification Improvements to Subtopic 310-20, Receivables–Nonrefundable Fees and Other Costs.” This ASU clarifies that an entity should reevaluate whether a callable debt security is within the scope of ASC paragraph 310-20-35-33 for each reporting period. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early application is not permitted. All entities should apply ASU 2020-08 on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. The Company is assessing ASU 2020-08 and its impact its accounting and disclosures.
Reference Rate Reform: In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is implementing a transition plan to identify and modify its loans and other financial instruments with attributes that are either directly or indirectly influenced by LIBOR. The Company is continuing to assess ASU 2020-04 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments.
Partnership Investments and Derivatives: In January 2020, the FASB issued ASU No. 2020-01 “Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” These amendments, among other things, clarify that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments-Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The amendments also clarify that, when determining the accounting for certain forward contracts and purchased options a company should not consider, whether upon settlement or exercise, if the underlying securities would be accounted for under the equity method or fair value option. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early application is permitted, including early adoption in an interim period. An entity should apply ASU 2020-01 prospectively at the beginning of the interim period that includes the adoption date. The Company has assessed ASU 2020-01 and does not expect it to have a material impact on its accounting and disclosures.

Income Taxes: In December 2019, the FASB issued ASU 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” These amendments remove specific exceptions to the general principles in Topic 740 in GAAP. It eliminates the need for an organization to analyze whether the following apply in a given period: exception to the incremental approach for intraperiod tax allocation; exceptions to accounting for basis differences where there are ownership changes in foreign investments; and exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. It also improves financial statement preparers’ application of income tax-related guidance and simplifies GAAP for: franchise taxes that are partially based on income; transactions with a government that result in a step up in the tax basis of goodwill; separate financial statements of legal entities that are not subject to tax; and enacts changes in tax laws in interim periods. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The Company has assessed ASU 2019-12 and does not expect it to have a material impact on its accounting and disclosures.
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
As previously disclosed, the Company formed a cross-functional team to work through its implementation plan. The Company’s cross-functional team is substantially complete with the assessment and documentation of processes, internal controls, data and model validation testing, parallel testing, qualitative factors and forecast periods as well as model development. The Company implemented a third-party software solution to assist in the application of the new standard including portfolio segmentation according to shared risk characteristics and modeling methodologies. The Company had finalized the formal review and approval process and the results of its CECL estimate as of year-end but has elected to delay its adoption of ASU 2016-13, as provided by the Coronavirus Aid, Relief, and Economic Security (CARES) Act, until the date on which the national emergency related to the COVID-19 outbreak is terminated or December 31, 2020, whichever occurs first. Upon adoption of ASU 2016-13, the Company will recognize a one-time cumulative effect adjustment through retained earnings of $2.58 million to increase its allowance for credit losses and $0.78 million to increase the unfunded loan commitment liability as of January 1, 2020. As of September 30, 2020, the Company estimates an additional increase to its allowance for credit losses of between $0 million and $2 million which will be recognized through earnings upon adoption.
Upon adopting ASU 2016-13, the Company will not record an allowance as of January 1, 2020 with respect to its available-for-sale debt securities as the majority of these securities are government agency-backed securities for which the risk of loss is minimal. The adoption of ASU 2016-13 is not expected to have a significant impact on the Company’s regulatory capital ratios.

Note 3 — Investment Securities Available-For-Sale
The following table shows investment securities available-for-sale.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2020
U.S. Treasury and Federal agencies securities	$557,262	$10,954	$(208)	$568,008
U.S. States and political subdivisions securities	66,323	2,423	(13)	68,733
Mortgage-backed securities — Federal agencies	392,427	11,154	(91)	403,490
Corporate debt securities	40,822	1,674	—	42,496
Foreign government and other securities	700	—	—	700
Total debt securities available-for-sale	$1,057,534	$26,205	$(312)	$1,083,427

December 31, 2019
U.S. Treasury and Federal agencies securities	$524,896	$2,538	$(470)	$526,964
U.S. States and political subdivisions securities	83,566	1,048	(109)	84,505
Mortgage-backed securities — Federal agencies	372,458	3,948	(1,017)	375,389
Corporate debt securities	52,151	890	(16)	53,025
Foreign government and other securities	700	—	—	700
Total debt securities available-for-sale	$1,033,771	$8,424	$(1,612)	$1,040,583
At September 30, 2020 and December 31, 2019, the residential mortgage-backed securities held by the Company consisted primarily of GNMA, FNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government (Government Sponsored Enterprise, GSEs).
The following table shows the contractual maturities of investments in debt securities available-for-sale at September 30, 2020. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$126,626	$127,388
Due after one year through five years	454,199	468,075
Due after five years through ten years	83,702	83,903
Due after ten years	580	571
Mortgage-backed securities	392,427	403,490
Total debt securities available-for-sale	$1,057,534	$1,083,427
The following table summarizes gross unrealized losses and fair value by investment category and age. At September 30, 2020, the Company’s available-for-sale securities portfolio consisted of 600 securities, 35 of which were in an unrealized loss position.

	Less than 12 Months		12 months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2020
U.S. Treasury and Federal agencies securities	$47,792	$(208)	$—	$—	$47,792	$(208)
U.S. States and political subdivisions securities	857	(13)	—	—	857	(13)
Mortgage-backed securities - Federal agencies	45,256	(85)	3,245	(6)	48,501	(91)
Corporate debt securities	—	—	—	—	—	—
Foreign government and other securities	200	—	—	—	200	—
Total debt securities available-for-sale	$94,105	$(306)	$3,245	$(6)	$97,350	$(312)

December 31, 2019
U.S. Treasury and Federal agencies securities	$87,352	$(171)	$69,053	$(299)	$156,405	$(470)
U.S. States and political subdivisions securities	9,283	(107)	1,042	(2)	10,325	(109)
Mortgage-backed securities - Federal agencies	81,951	(383)	51,165	(634)	133,116	(1,017)
Corporate debt securities	—	—	8,091	(16)	8,091	(16)
Foreign government and other securities	—	—	—	—	—	—
Total debt securities available-for-sale	$178,586	$(661)	$129,351	$(951)	$307,937	$(1,612)

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
At September 30, 2020, the Company does not have the intent to sell any of the debt securities available-for-sale in the table above and believes that it is more likely than not, that it will not have to sell any such securities before an anticipated recovery of cost. Primarily the unrealized losses on debt securities are due to increases in market rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover on all debt securities as they approach their maturity date or re-pricing date or if market yields for such investments decline. The Company does not believe any of the securities are impaired due to reasons of credit quality.
The following table shows the gross realized gains and losses from the available-for-sale debt securities portfolio. Realized gains and losses of all securities are computed using the specific identification cost basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Gross realized gains	$—	$—	$285	$—
Gross realized losses	—	—	(6)	—
OTTI losses	—	—	—	—
Net realized gains (losses)	$—	$—	$279	$—
At September 30, 2020 and December 31, 2019, investment securities available-for-sale with carrying values of $371.45 million and $281.38 million, respectively, were pledged as collateral for security repurchase agreements and for other purposes.
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

The following table shows the credit quality grades of the recorded investment in loans and leases, segregated by class.

	Credit Quality Grades
(Dollars in thousands)	1-6	7-12	Total
September 30, 2020
Commercial and agricultural	$1,617,272	$64,247	$1,681,519
Auto and light truck	470,744	56,838	527,582
Medium and heavy duty truck	269,070	2,178	271,248
Aircraft	782,656	23,506	806,162
Construction equipment	671,254	52,342	723,596
Commercial real estate	932,782	28,768	961,550
Total	$4,743,778	$227,879	$4,971,657

December 31, 2019
Commercial and agricultural	$1,080,933	$51,858	$1,132,791
Auto and light truck	569,234	19,573	588,807
Medium and heavy duty truck	293,736	1,088	294,824
Aircraft	764,564	19,476	784,040
Construction equipment	668,076	37,375	705,451
Commercial real estate	888,154	20,023	908,177
Total	$4,264,697	$149,393	$4,414,090
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

(Dollars in thousands)	Performing	Nonperforming	Total
September 30, 2020
Residential real estate and home equity	$518,127	$1,754	$519,881
Consumer	135,074	424	135,498
Total	$653,201	$2,178	$655,379

December 31, 2019
Residential real estate and home equity	$529,557	$2,446	$532,003
Consumer	138,951	483	139,434
Total	$668,508	$2,929	$671,437

The following table shows the recorded investment of loans and leases, segregated by class, with delinquency aging and nonaccrual status.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Total Accruing Loans	Nonaccrual	Total Financing Receivables
September 30, 2020
Commercial and agricultural	$1,679,388	$49	$574	$—	$1,680,011	$1,508	$1,681,519
Auto and light truck	488,688	682	302	—	489,672	37,910	527,582
Medium and heavy duty truck	270,211	93	—	—	270,304	944	271,248
Aircraft	793,451	6,837	3,921	—	804,209	1,953	806,162
Construction equipment	697,020	1,633	321	—	698,974	24,622	723,596
Commercial real estate	959,816	173	—	—	959,989	1,561	961,550
Residential real estate and home equity	517,233	875	19	80	518,207	1,674	519,881
Consumer	134,222	779	73	1	135,075	423	135,498
Total	$5,540,029	$11,121	$5,210	$81	$5,556,441	$70,595	$5,627,036

December 31, 2019
Commercial and agricultural	$1,131,704	$118	$—	$—	$1,131,822	$969	$1,132,791
Auto and light truck	586,212	1,268	77	—	587,557	1,250	588,807
Medium and heavy duty truck	293,736	14	—	—	293,750	1,074	294,824
Aircraft	772,846	7,026	3,293	—	783,165	875	784,040
Construction equipment	702,671	819	609	—	704,099	1,352	705,451
Commercial real estate	906,468	58	—	—	906,526	1,651	908,177
Residential real estate and home equity	528,844	561	152	257	529,814	2,189	532,003
Consumer	138,132	632	187	54	139,005	429	139,434
Total	$5,060,613	$10,496	$4,318	$311	$5,075,738	$9,789	$5,085,527

The following table shows impaired loans and leases, segregated by class, and the corresponding reserve for impaired loan and lease losses.

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Reserve
September 30, 2020
With no related reserve recorded:
Commercial and agricultural	$768	$768	$—
Auto and light truck	20,094	20,094	—
Medium and heavy duty truck	830	830	—
Aircraft	1,953	1,953	—
Construction equipment	5,312	5,312	—
Commercial real estate	1,354	1,354	—
Residential real estate and home equity	—	—	—
Consumer	—	—	—
Total with no related reserve recorded	30,311	30,311	—
With a reserve recorded:
Commercial and agricultural	6,647	6,647	1,554
Auto and light truck	16,980	16,980	7,517
Medium and heavy duty truck	114	114	34
Aircraft	—	—	—
Construction equipment	12,910	12,910	7,966
Commercial real estate	—	—	—
Residential real estate and home equity	331	333	111
Consumer	—	—	—
Total with a reserve recorded	36,982	36,984	17,182
Total impaired loans	$67,293	$67,295	$17,182

December 31, 2019
With no related reserve recorded:
Commercial and agricultural	$218	$218	$—
Auto and light truck	853	853	—
Medium and heavy duty truck	1,074	1,074	—
Aircraft	875	875	—
Construction equipment	615	615	—
Commercial real estate	1,487	1,487	—
Residential real estate and home equity	—	—	—
Consumer	—	—	—
Total with no related reserve recorded	5,122	5,122	—
With a reserve recorded:
Commercial and agricultural	10,366	10,366	3,003
Auto and light truck	278	278	30
Medium and heavy duty truck	—	—	—
Aircraft	—	—	—
Construction equipment	736	736	75
Commercial real estate	—	—	—
Residential real estate and home equity	337	339	117
Consumer	—	—	—
Total with a reserve recorded	11,717	11,719	3,225
Total impaired loans	$16,839	$16,841	$3,225

The following table shows average recorded investment and interest income recognized on impaired loans and leases, segregated by class.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
(Dollars in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Commercial and agricultural	$8,989	$1	$5,177	$68	$7,393	$139	$4,026	$81
Auto and light truck	32,369	—	1,793	—	14,632	—	3,196	—
Medium and heavy duty truck	985	—	—	—	1,011	—	205	—
Aircraft	1,957	—	593	—	2,015	—	2,542	—
Construction equipment	15,543	—	1,838	—	12,541	4	1,728	—
Commercial real estate	1,306	—	1,595	—	1,235	—	1,763	—
Residential real estate and home equity	332	4	340	4	334	11	341	14
Consumer	—	—	—	—	—	—	—	—
Total	$61,481	$5	$11,336	$72	$39,161	$154	$13,801	$95
There were no loan and lease modifications classified as troubled debt restructurings (TDR) during the three months ended September 30, 2020 and two nonperforming loan and lease modifications classified as TDR during the nine months ended September 30, 2020. There was one performing loan and lease modification classified as a TDR during the three months ended September 30, 2019 and two (one performing and one nonperforming) loan and lease modifications classified as TDR during the nine months ended September 30, 2019. The TDRs during 2020 were the result of issues that predated the COVID-19 pandemic. The classification between nonperforming and performing is determined at the time of modification. Modification programs focus on extending maturity dates or modifying payment patterns with most TDRs experiencing a combination of concessions. Modifications do not result in the contractual forgiveness of principal or interest. There were no modifications during the three and nine months ended September 30, 2020 and one modification during the three and nine months ended September 30, 2019 that resulted in an interest rate below market rate. Consequently, the financial impact of the modification was immaterial.
There were no TDRs which had payment defaults within the twelve months following modification during the three months ended September 30, 2020 and 2019, respectively. There were no TDRs which had a payment default within the twelve months following modification during the nine months ended September 30, 2020 and one TDR which had a payment default within the twelve months following modification during the nine months ended September 30, 2019. Default occurs when a loan or lease is 90 days or more past due under the modified terms or transferred to nonaccrual.
The following table shows the recorded investment of loans and leases classified as troubled debt restructurings as of September 30, 2020 and December 31, 2019.

(Dollars in thousands)	September 30, 2020	December 31, 2019
Performing TDRs	$331	$10,238
Nonperforming TDRs	14,503	486
Total TDRs	$14,834	$10,724

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

The following table shows the changes in the reserve for loan and lease losses, segregated by class, for the three months ended September 30, 2020 and 2019.

(Dollars in thousands)	Commercial and agricultural	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer	Total
September 30, 2020
Balance, beginning of period	$29,007	$17,371	$4,649	$31,101	$23,872	$19,936	$3,821	$1,526	$131,283
Charge-offs	182	4,382	—	—	21	36	61	210	4,892
Recoveries	231	263	—	191	347	15	1	75	1,123
Net charge-offs (recoveries)	(49)	4,119	—	(191)	(326)	21	60	135	3,769
Provision (recovery of provision)	(3,986)	11,997	(192)	953	(1,395)	1,834	(29)	121	9,303
Balance, end of period	$25,070	$25,249	$4,457	$32,245	$22,803	$21,749	$3,732	$1,512	$136,817

September 30, 2019
Balance, beginning of period	$19,052	$16,341	$4,671	$31,918	$12,284	$15,757	$3,518	$1,370	$104,911
Charge-offs	83	61	—	65	19	—	4	705	937
Recoveries	438	57	—	614	17	6	40	78	1,250
Net charge-offs (recoveries)	(355)	4	—	(549)	2	(6)	(36)	627	(313)
Provision (recovery of provision)	2,823	(610)	(87)	(429)	370	970	12	668	3,717
Balance, end of period	$22,230	$15,727	$4,584	$32,038	$12,652	$16,733	$3,566	$1,411	$108,941

The following table shows the changes in the reserve for loan and lease losses, segregated by class, for the nine months ended September 30, 2020 and 2019.

(Dollars in thousands)	Commercial and agricultural loans	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer loans	Total
September 30, 2020
Balance, beginning of period	$23,671	$14,400	$4,612	$31,058	$14,120	$18,350	$3,609	$1,434	$111,254
Charge-offs	753	4,416	—	840	1,582	37	74	640	8,342
Recoveries	533	403	—	694	937	43	31	233	2,874
Net charge-offs (recoveries)	220	4,013	—	146	645	(6)	43	407	5,468
Provision (recovery of provision)	1,619	14,862	(155)	1,333	9,328	3,393	166	485	31,031
Balance, end of period	$25,070	$25,249	$4,457	$32,245	$22,803	$21,749	$3,732	$1,512	$136,817

September 30, 2019
Balance, beginning of period	$17,063	$14,689	$4,303	$33,047	$10,922	$15,705	$3,425	$1,315	$100,469
Charge-offs	171	527	1,132	3,066	215	—	25	1,268	6,404
Recoveries	500	86	—	916	136	66	46	244	1,994
Net charge-offs (recoveries)	(329)	441	1,132	2,150	79	(66)	(21)	1,024	4,410
Provision (recovery of provision)	4,838	1,479	1,413	1,141	1,809	962	120	1,120	12,882
Balance, end of period	$22,230	$15,727	$4,584	$32,038	$12,652	$16,733	$3,566	$1,411	$108,941

The following table shows the reserve for loan and lease losses and recorded investment in loans and leases, segregated by class, separated between individually and collectively evaluated for impairment as of September 30, 2020 and December 31, 2019.

(Dollars in thousands)	Commercial and agricultural loans	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer loans	Total
September 30, 2020
Reserve for loan and lease losses
Ending balance, individually evaluated for impairment	$1,554	$7,517	$34	$—	$7,966	$—	$111	$—	$17,182
Ending balance, collectively evaluated for impairment	23,516	17,732	4,423	32,245	14,837	21,749	3,621	1,512	119,635
Total reserve for loan and lease losses	$25,070	$25,249	$4,457	$32,245	$22,803	$21,749	$3,732	$1,512	$136,817

Recorded investment in loans
Ending balance, individually evaluated for impairment	$7,415	$37,074	$944	$1,953	$18,222	$1,354	$331	$—	$67,293
Ending balance, collectively evaluated for impairment	1,674,104	490,508	270,304	804,209	705,374	960,196	519,550	135,498	5,559,743
Total recorded investment in loans	$1,681,519	$527,582	$271,248	$806,162	$723,596	$961,550	$519,881	$135,498	$5,627,036

December 31, 2019
Reserve for loan and lease losses
Ending balance, individually evaluated for impairment	$3,003	$30	$—	$—	$75	$—	$117	$—	$3,225
Ending balance, collectively evaluated for impairment	20,668	14,370	4,612	31,058	14,045	18,350	3,492	1,434	108,029
Total reserve for loan and lease losses	$23,671	$14,400	$4,612	$31,058	$14,120	$18,350	$3,609	$1,434	$111,254

Recorded investment in loans
Ending balance, individually evaluated for impairment	$10,584	$1,131	$1,074	$875	$1,351	$1,487	$337	$—	$16,839
Ending balance, collectively evaluated for impairment	1,122,207	587,676	293,750	783,165	704,100	906,690	531,666	139,434	5,068,688
Total recorded investment in loans	$1,132,791	$588,807	$294,824	$784,040	$705,451	$908,177	$532,003	$139,434	$5,085,527
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Direct finance leases:
Interest income on lease receivable	$1,880	$2,280	$6,310	$8,699

Operating leases:
Income related to lease payments	$5,593	$7,578	$18,213	$23,369
Depreciation expense	4,694	6,198	15,263	19,122
Income related to reimbursements from lessees for personal property tax on operating leased equipment for the three months ended September 30, 2020 and 2019 was $0.02 million and $0.15 million, respectively and for the nine months ended September 30, 2020 and 2019 was $0.44 million and $0.50 million, respectively. Expense related to personal property tax payments on operating leased equipment for the three months ended September 30, 2020 and 2019 was $0.02 million and $0.15 million, respectively and for the nine months ended September 30, 2020 and 2019 was $0.44 million and $0.50 million, respectively.

Note 7 — Mortgage Servicing Rights
The Company recognizes the rights to service residential mortgage loans for others as separate assets, whether the servicing rights are acquired through a separate purchase or through the sale of originated loans with servicing rights retained. The Company allocates a portion of the total proceeds of a mortgage loan to servicing rights based on the relative fair value. The unpaid principal balance of residential mortgage loans serviced for third parties was $808.14 million and $740.91 million at September 30, 2020 and December 31, 2019, respectively.
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
The following table shows changes in the carrying value of MSRs and the associated valuation allowance.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Mortgage servicing rights:
Balance at beginning of period	$4,294	$4,141	$4,200	$4,283
Additions	897	318	2,094	703
Amortization	(654)	(352)	(1,757)	(879)
Sales	—	—	—	—
Carrying value before valuation allowance at end of period	4,537	4,107	4,537	4,107
Valuation allowance:
Balance at beginning of period	(546)	—	—	—
Impairment charges	(262)	—	(808)	—
Balance at end of period	$(808)	$—	$(808)	$—
Net carrying value of mortgage servicing rights at end of period	$3,729	$4,107	$3,729	$4,107
Fair value of mortgage servicing rights at end of period	$4,000	$5,722	$4,000	$5,722
At September 30, 2020 and 2019, the fair value of MSRs exceeded the carrying value reported in the Consolidated Statements of Financial Condition by $0.27 million and $1.62 million, respectively. This difference represents increases in the fair value of certain MSRs that could not be recorded above cost basis.
Mortgage loan contractual servicing fees, including late fees and ancillary income, were $0.81 million and $0.68 million for the three months ended September 30, 2020 and 2019, respectively. Mortgage loan contractual servicing fees, including late fees and ancillary income, were $2.31 million and $1.93 million for the nine months ended September 30, 2020 and 2019, respectively. Mortgage loan contractual servicing fees are included in Mortgage Banking on the Consolidated Statements of Income.
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
The following table shows financial instruments whose contract amounts represent credit risk.

(Dollars in thousands)	September 30, 2020	December 31, 2019
Amounts of commitments:
Loan commitments to extend credit	$1,121,554	$1,095,054
Standby letters of credit	$25,231	$27,549
Commercial and similar letters of credit	$3,526	$2,332
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
The following table shows the amounts of non-hedging derivative financial instruments.

		Asset derivatives		Liability derivatives
(Dollars in thousands)	Notional or contractual amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
September 30, 2020
Interest rate swap contracts	$1,139,493	Other assets	$53,027	Other liabilities	$53,988
Loan commitments	51,834	Mortgages held for sale	2,477	N/A	—
Forward contracts - mortgage loan	57,187	N/A	—	Mortgages held for sale	75
Total	$1,248,514		$55,504		$54,063

December 31, 2019
Interest rate swap contracts	$1,074,809	Other assets	$21,975	Other liabilities	$22,352
Loan commitments	9,950	Mortgages held for sale	185	N/A	—
Forward contracts - mortgage loan	23,632	N/A	—	Mortgages held for sale	38
Total	$1,108,391		$22,160		$22,390

The following table shows the amounts included in the Consolidated Statements of Income for non-hedging derivative financial instruments.

		Gain (loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	Statement of Income classification	2020	2019	2020	2019
Interest rate swap contracts	Other expense	$50	$(129)	$(583)	$(378)
Interest rate swap contracts	Other income	23	272	560	1,056
Loan commitments	Mortgage banking	1,406	(6)	2,292	86
Forward contracts - mortgage loan	Mortgage banking	26	157	(37)	118
Total		$1,505	$294	$2,232	$882
The following table shows the offsetting of financial assets and derivative assets.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2020
Interest rate swaps	$57,457	$4,430	$53,027	$—	$—	$53,027

December 31, 2019
Interest rate swaps	$22,279	$304	$21,975	$—	$—	$21,975
 The following table shows the offsetting of financial liabilities and derivative liabilities.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
September 30, 2020
Interest rate swaps	$58,418	$4,430	$53,988	$53,891	$—	$97
Repurchase agreements	158,834	—	158,834	158,834	—	—
Total	$217,252	$4,430	$212,822	$212,725	$—	$97

December 31, 2019
Interest rate swaps	$22,656	$304	$22,352	$23,482	$—	$(1,130)
Repurchase agreements	120,459	—	120,459	120,459	—	—
Total	$143,115	$304	$142,811	$143,941	$—	$(1,130)
If a default in performance of any obligation of a repurchase agreement occurs, each party will set-off property held in respect of transactions against obligations owing in respect of any other transactions. At September 30, 2020 and December 31, 2019, repurchase agreements had a remaining contractual maturity of $157.83 million and $119.45 million in overnight and $1.00 million and $1.01 million in up to 30 days, respectively and were collateralized by U.S. Treasury and Federal agencies securities.
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
The Company is involved in various entities that are considered to be VIEs. The Company’s investments in VIEs are primarily related to investments promoting affordable housing, community development and renewable energy sources. Some of these tax-advantaged investments support the Company’s regulatory compliance with the Community Reinvestment Act. The Company’s investments in these entities generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These tax credits are recognized as a reduction of tax expense or, for investments qualifying as investment tax credits, as a reduction to the related investment asset. The Company recognized federal income tax credits related to its affordable housing and community development tax-advantaged investments in tax expense of $0.43 million and $0.35 million for the three months ended September 30, 2020 and 2019, respectively and $1.29 million and $1.05 million for the nine months ended September 30, 2020 and 2019, respectively. The Company also recognized $0.00 million and $3.53 million of investment tax credits for the three months ended September 30, 2020 and 2019, respectively and $7.84 million and $9.08 million for the nine months ended September 30, 2020 and 2019, respectively.
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

(Dollars in thousands)	September 30, 2020	December 31, 2019
Investment carrying amount	$47,719	$19,843
Unfunded capital and other commitments	41,409	17,420
Maximum exposure to loss	43,329	37,904
The Company is required to consolidate VIEs in which it has concluded it has significant involvement in and the ability to direct the activities that impact the entity’s economic performance. The Company is the managing general partner of entities to which it shares interest in tax-advantaged investments with third parties. At September 30, 2020 and December 31, 2019, approximately $52.55 million and $41.24 million of the Company’s assets and $11.17 million and $18.68 million of its liabilities included on the Consolidated Statements of Financial Condition were related to tax-advantaged investment VIEs which the Company has consolidated, respectively. The assets of the consolidated VIEs are reported in Other Assets, the liabilities are reported in Other Liabilities and the non-controlling interest is reported in Equity on the Consolidated Statements of Financial Condition. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIE do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIE is generally limited to the carrying value of its variable interest plus any related tax credits previously recognized.
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
The following table shows subordinated notes at September 30, 2020.

(Dollars in thousands)	Amount of Subordinated Notes	Interest Rate	Maturity Date
June 2007 issuance (1)	$41,238	7.22%	6/15/2037
August 2007 issuance (2)	17,526	1.73%	9/15/2037
Total	$58,764

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
Stock options, where the exercise price was greater than the average market price of the common shares, were excluded from the computation of diluted earnings per common share because the result would have been antidilutive. There were no stock options outstanding as of September 30, 2020 and 2019.
The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands - except per share amounts)	2020	2019	2020	2019
Distributed earnings allocated to common stock	$7,166	$6,895	$21,714	$20,791
Undistributed earnings allocated to common stock	12,755	17,402	32,941	48,827
Net earnings allocated to common stock	19,921	24,297	54,655	69,618
Net earnings allocated to participating securities	137	141	318	401
Net income allocated to common stock and participating securities	$20,058	$24,438	$54,973	$70,019

Weighted average shares outstanding for basic earnings per common share	25,552,374	25,520,035	25,538,910	25,630,771
Dilutive effect of stock compensation	—	—	—	—
Weighted average shares outstanding for diluted earnings per common share	25,552,374	25,520,035	25,538,910	25,630,771

Basic earnings per common share	$0.78	$0.95	$2.14	$2.72
Diluted earnings per common share	$0.78	$0.95	$2.14	$2.72

Note 12 — Stock Based Compensation
As of September 30, 2020, the Company had four active stock-based employee compensation plans, which are more fully described in Note 16 of the Consolidated Financial Statements in 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2019. These plans include three executive stock award plans, the Executive Incentive Plan, the Restricted Stock Award Plan, the Strategic Deployment Incentive Plan; and the Employee Stock Purchase Plan. The 2011 Stock Option Plan was approved by the shareholders on April 21, 2011 but the Company had not made any grants through September 30, 2020.

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
Total fair value of options vested and expensed was zero for the nine months ended September 30, 2020 and 2019. As of September 30, 2020 and 2019 there were no outstanding stock options. There were no stock options exercised during the nine months ended September 30, 2020 and 2019. All shares issued in connection with stock option exercises are issued from available treasury stock.
As of September 30, 2020, there was $8.21 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 3.60 years.
Note 13 — Accumulated Other Comprehensive Income (Loss)
The following table presents reclassifications out of accumulated other comprehensive income (loss) related to unrealized gains and losses on available-for-sale securities.

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Statements of Income
(Dollars in thousands)	2020	2019	2020	2019
Realized gains included in net income	$—	$—	$279	$—	Gains on investment securities available-for-sale
	—	—	279	—	Income before income taxes
Tax effect	—	—	(65)	—	Income tax expense
Net of tax	$—	$—	$214	$—	Net income

Note 14 — Income Taxes
The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized was zero at September 30, 2020 and December 31, 2019. Interest and penalties are recognized through the income tax provision. For the three and nine months ended September 30, 2020 and 2019, the Company recognized no interest or penalties. There were no accrued interest and penalties at September 30, 2020 and December 31, 2019.
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
The Company elected fair value accounting for mortgages held for sale and for its best-efforts forward sales commitments. The Company economically hedges its mortgages held for sale by either selling corresponding forward contracts on agency securities (free-standing derivatives) or obtaining best-efforts forward sales commitments with an investor to sell the loans at an agreed-upon price at the time the interest rate locks are issued to customers. The Company believes the election for mortgages held for sale will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives or best-best efforts forward sales commitments. At September 30, 2020 and December 31, 2019, all mortgages held for sale were carried at fair value.
The following table shows the differences between the fair value carrying amount of mortgages held for sale measured at fair value and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity.

(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Excess of fair value carrying amount over (under) unpaid principal
September 30, 2020
Mortgages held for sale reported at fair value	$20,990	$17,618	$3,372	(1)

December 31, 2019
Mortgages held for sale reported at fair value	$20,277	$19,890	$387	(1)

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
The following table shows the balance of assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2020
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$76,298	$491,710	$—	$568,008
U.S. States and political subdivisions securities	—	65,468	3,265	68,733
Mortgage-backed securities — Federal agencies	—	403,490	—	403,490
Corporate debt securities	—	42,496	—	42,496
Foreign government and other securities	—	700	—	700
Total debt securities available-for-sale	76,298	1,003,864	3,265	1,083,427
Mortgages held for sale	—	20,990	—	20,990
Accrued income and other assets (interest rate swap agreements)	—	53,027	—	53,027
Total	$76,298	$1,077,881	$3,265	$1,157,444

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$53,988	$—	$53,988
Total	$—	$53,988	$—	$53,988

December 31, 2019
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$80,393	$446,571	$—	$526,964
U.S. States and political subdivisions securities	—	82,213	2,292	84,505
Mortgage-backed securities — Federal agencies	—	375,389	—	375,389
Corporate debt securities	—	53,025	—	53,025
Foreign government and other securities	—	700	—	700
Total debt securities available-for-sale	80,393	957,898	2,292	1,040,583
Mortgages held for sale	—	20,277	—	20,277
Accrued income and other assets (interest rate swap agreements)	—	21,975	—	21,975
Total	$80,393	$1,000,150	$2,292	$1,082,835

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$22,352	$—	$22,352
Total	$—	$22,352	$—	$22,352

The following table shows changes in Level 3 assets measured at fair value on a recurring basis for the quarter ended September 30, 2020 and 2019.

(Dollars in thousands)	U.S. States and political subdivisions securities
Beginning balance July 1, 2020	$3,179
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	166
Purchases	—
Issuances	—
Sales	—
Settlements	—
Maturities	(80)
Transfers into Level 3	—
Transfers out of Level 3	—
Ending balance September 30, 2020	$3,265

Beginning balance July 1, 2019	$5,061
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	(12)
Purchases	—
Issuances	—
Sales	—
Settlements	—
Maturities	(80)
Transfers into Level 3	—
Transfers out of Level 3	—
Ending balance September 30, 2019	$4,969
There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2020 or 2019.
The following table shows the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a recurring basis.

(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
September 30, 2020
Debt securities available-for sale
Direct placement municipal securities	$3,265	Discounted cash flows	Credit spread assumption	1.12% - 2.52%	1.47%

December 31, 2019
Debt securities available-for sale
Direct placement municipal securities	$2,292	Discounted cash flows	Credit spread assumption	0.12% - 2.85%
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
For assets measured at fair value on a nonrecurring basis the following represents impairment charges (recoveries) recognized on these assets during the quarter ended September 30, 2020: impaired loans - $3.80 million; mortgage servicing rights - $0.26 million; repossessions - $0.65 million; and other real estate - $0.00 million.

The following table shows the carrying value of assets measured at fair value on a non-recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2020
Impaired loans - collateral based	$—	$—	$19,802	$19,802
Accrued income and other assets (mortgage servicing rights)	—	—	3,729	3,729
Accrued income and other assets (repossessions)	—	—	4,639	4,639
Accrued income and other assets (other real estate)	—	—	303	303
Total	$—	$—	$28,473	$28,473

December 31, 2019
Impaired loans - collateral based	$—	$—	$8,492	$8,492
Accrued income and other assets (mortgage servicing rights)	—	—	4,200	4,200
Accrued income and other assets (repossessions)	—	—	8,623	8,623
Accrued income and other assets (other real estate)	—	—	522	522
Total	$—	$—	$21,837	$21,837
The following table below shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a non-recurring basis.

(Dollars in thousands)	Carrying Value	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
September 30, 2020
Impaired loans	$19,802	$19,802	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	0% - 90%	28%

Mortgage servicing rights	3,729	4,000	Discounted cash flows	Constant prepayment rate (CPR)	15.3% - 24.7%	21.7%
				Discount rate	8.4% - 11.2%	8.6%

Repossessions	4,639	4,898	Appraisals, trade publications and auction values	Discount for lack of marketability	3% - 16%	5%

Other real estate	303	324	Appraisals	Discount for lack of marketability	0% - 6%	6%

December 31, 2019
Impaired loans	$8,492	$8,492	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	0% - 90%

Mortgage servicing rights	4,200	5,986	Discounted cash flows	Constant prepayment rate (CPR)	10.2% - 28.1%
				Discount rate	9.3% - 12.1%

Repossessions	8,623	9,211	Appraisals, trade publications and auction values	Discount for lack of marketability	3% - 25%

Other real estate	522	564	Appraisals	Discount for lack of marketability	0% - 11%
GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.

The following table shows the fair values of the Company’s financial instruments.

(Dollars in thousands)	Carrying or Contract Value	Fair Value	Level 1	Level 2	Level 3
September 30, 2020
Assets:
Cash and due from banks	$62,575	$62,575	$62,575	$—	$—
Federal funds sold and interest bearing deposits with other banks	91,641	91,641	91,641	—	—
Investment securities, available-for-sale	1,083,427	1,083,427	76,298	1,003,864	3,265
Other investments	27,674	27,674	27,674	—	—
Mortgages held for sale	20,990	20,990	—	20,990	—
Loans and leases, net of reserve for loan and lease losses	5,490,219	5,568,395	—	—	5,568,395
Mortgage servicing rights	3,729	4,000	—	—	4,000
Accrued interest receivable	21,565	21,565	—	21,565	—
Interest rate swaps	53,027	53,027	—	53,027	—
Liabilities:
Deposits	$5,896,855	$5,909,192	$4,598,859	$1,310,333	$—
Short-term borrowings	165,574	165,574	159,822	5,752	—
Long-term debt and mandatorily redeemable securities	81,659	82,894	—	82,894	—
Subordinated notes	58,764	57,617	—	57,617	—
Accrued interest payable	7,647	7,647	—	7,647	—
Interest rate swaps	53,988	53,988	—	53,988	—
Off-balance-sheet instruments *	—	289	—	289	—

December 31, 2019
Assets:
Cash and due from banks	$67,215	$67,215	$67,215	$—	$—
Federal funds sold and interest bearing deposits with other banks	16,150	16,150	16,150	—	—
Investment securities, available-for-sale	1,040,583	1,040,583	80,393	957,898	2,292
Other investments	28,414	28,414	28,414	—	—
Mortgages held for sale	20,277	20,277	—	20,277	—
Loans and leases, net of reserve for loan and lease losses	4,974,273	4,992,684	—	—	4,992,684
Mortgage servicing rights	4,200	5,986	—	—	5,986
Accrued interest receivable	19,125	19,125	—	19,125	—
Interest rate swaps	21,975	21,975	—	21,975	—
Liabilities:
Deposits	$5,357,326	$5,362,633	$3,708,828	$1,653,805	$—
Short-term borrowings	145,893	145,893	120,891	25,002	—
Long-term debt and mandatorily redeemable securities	71,639	71,084	—	71,084	—
Subordinated notes	58,764	61,469	—	61,469	—
Accrued interest payable	13,918	13,918	—	13,918	—
Interest rate swaps	22,352	22,352	—	22,352	—
Off-balance-sheet instruments *	—	281	—	281	—

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
ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis is presented to provide information concerning 1st Source Corporation and its subsidiaries’ (collectively referred to as “the Company”, “we”, and “our”) financial condition as of September 30, 2020, as compared to December 31, 2019, and the results of operations for the three and nine months ended September 30, 2020 and 2019. This discussion and analysis should be read in conjunction with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2019 Annual Report.
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
FINANCIAL CONDITION
Our total assets at September 30, 2020 were $7.29 billion, an increase of $668.17 million or 10.09% from December 31, 2019. Total investment securities, available-for-sale were $1.08 billion, an increase of $42.84 million or 4.12% from December 31, 2019. Federal funds sold and interest bearing deposits with other banks were $91.64 million, an increase of $75.49 million or 467.44% from December 31, 2019.
Total loans and leases were $5.63 billion, an increase of $541.51 million or 10.65% from December 31, 2019. The largest contributor to the increase in loans and leases was PPP loans funded during the second and third quarters of 2020. PPP loans are discussed in the “COVID-19 Impact” section below. Our foreign loan and lease balances, all denominated in U.S. dollars were $176.62 million and $184.24 million as of September 30, 2020 and December 31, 2019, respectively. Foreign loans and leases are in aircraft financing. Loan and lease balances to borrowers in Brazil and Mexico were $66.46 million and $104.80 million as of September 30, 2020, respectively, compared to $58.29 million and $111.91 million as of December 31, 2019, respectively. As of September 30, 2020 and December 31, 2019 there was not a significant concentration in any other country. Solar loan and lease balances were $263.47 million as of September 30, 2020, an increase of $93.85 million or 55.33% from the $169.62 million at December 31, 2019. Solar loan and lease balances are included in commercial and agricultural loans.
Equipment owned under operating leases was $79.70 million, a decrease of $31.98 million, or 28.64% compared to December 31, 2019. The largest contributor to the decrease in equipment owned under operating leases was reduced leasing volume primarily due to a change in customer preferences.
Total deposits were $5.90 billion, an increase of $539.53 million or 10.07% from the end of 2019. The largest contributors to the increase in total deposits was PPP loan fundings into business accounts and consumer savings levels. Short-term borrowings were $165.57 million, an increase of $19.68 million or 13.49% from December 31, 2019. Long-term debt and mandatorily redeemable securities were $81.66 million, an increase of $10.02 million or 13.99% from December 31, 2019.

The following table shows accrued income and other assets.

(Dollars in thousands)	September 30, 2020	December 31, 2019
Accrued income and other assets:
Bank owned life insurance cash surrender value	$69,938	$68,774
Operating lease right of use assets	22,261	24,147
Accrued interest receivable	21,565	19,125
Mortgage servicing rights	3,729	4,200
Other real estate	303	522
Repossessions	4,639	8,623
Partnership investments carrying amount	100,265	61,083
All other assets	78,134	41,516
Total accrued income and other assets	$300,834	$227,990
The largest contributors to the increase in accrued income and other assets from December 31, 2019 was an increase in the fair value of interest rate swaps contracts with customers and higher solar partnership investment carrying amounts.
CORONAVIRUS (COVID-19) IMPACT
The following is a description of the impact the Coronavirus (COVID-19) pandemic is having on our financial condition and results of operations and certain risks to our business that the pandemic creates or exacerbates.
Operational Impact
Pursuant to our preexisting disaster recovery plan addressing potential pandemic outbreaks, we created a dedicated executive COVID-19 response team that is closely monitoring developments and providing guidance for additional precautions and initiatives. We have divided departments among various locations to help ensure that infection will not spread across entire departments. We are encouraging virtual meetings and conference calls in place of in-person meetings, including our annual shareholder meeting which was held virtually this year. Employees with health conditions putting them at higher risk of adverse effects from coronavirus infection are working remotely. Additionally, travel has been restricted. We are promoting social distancing, frequent hand washing, thorough disinfection of all surfaces, and the use of masks or nose and mouth coverings have been mandated in all of our locations. The majority of our banking center lobbies have been closed except for advance appointments only. Banking center drive-ups, ATMs and online/mobile banking services continue to operate. It remains undetermined how long our banking centers will operate at these service levels. Infection rates in the communities we serve vary by region and we will make prudent decisions for the safety of our colleagues and our clients.

Loan and lease modifications
We began receiving requests from our borrowers for loan and lease deferrals in March. Modifications include the deferral of principal payments or the deferral of principal and interest payments for terms generally 90 - 180 days. Requests are evaluated individually and approved modifications are based on the unique circumstances of each borrower. We are committed to working with our clients to allow time to work through the challenges of this pandemic. At this time, it is uncertain what future impact loan and lease modifications related to COVID-19 difficulties will have on our financial condition, results of operations and reserve for loan and lease losses. The following table shows coronavirus loan and lease modification balances in deferment as of June 30, 2020 and September 30, 2020.

	COVID-19 Related Loan and Lease Modifications
(Dollars in millions)	June 30, 2020	September 30, 2020
Auto and light truck rental	$224	$22
Specialty vehicle(1)	75	23
Medium and heavy duty truck	87	5
Aircraft	93	13
Construction	139	—
Commercial	210	63
Residential real estate and home equity	4	—
Consumer	8	—
Total loans and leases	$840	$126
(1) Includes buses, step vans and funeral cars.
The following table shows the coronavirus loan and lease modification balances by deferral type as of September 30, 2020.

(Dollars in millions)	Principal Only Deferrals	Principal and Interest Deferrals	Total Modifications in Deferment	Additional Modifications Expected(1)	Total Modifications	Recorded Investment at September 30, 2020	Total Modifications as a % of September 30, 2020 Balance
Auto and light truck rental	$21	$1	$22	$16	$38	$379	10%
Specialty vehicle(2)	11	12	23	23	46	149	31%
Medium and heavy duty truck	5	—	5	—	5	271	2%
Aircraft	13	—	13	6	19	806	2%
Construction	—	—	—	1	1	724	—%
Commercial	5	58	63	23	86	2,643	3%
Residential real estate and home equity	—	—	—	—	—	520	—%
Consumer	—	—	—	—	—	135	—%
Total loans and leases	55	71	126	69	195	5,627	3%
PPP loans, net of unearned discount(3)	—	—	—	—	—	581	—%
Total loans and leases less PPP loans	$55	$71	$126	$69	$195	$5,046	4%
(1) Represents modifications which ended deferment during September 2020 and are in the process of receiving or expected to receive an extension.
(2) Includes buses, step vans and funeral cars.
(3) PPP loan balances are located within the Commercial category above.
As of September 30, 2020, COVID-19 related loan modifications for our bus lending were $45.35 million or 50.85% (includes $22.92 million whose modification period ended during September but we expect to grant further extensions) of our total bus loan balances. COVID-19 related loan modifications for the hotel industry were $74.62 million or 47.25% (includes $17.21 million whose modification period ended during September but we expect to grant further extensions) of our total hotel loan balances. Hotel loans are shown within the Commercial category in the charts above and below.

With the imposition of travel restrictions as a result of taking steps to slow the spread of COVID-19, our bus clients were immediately impacted resulting in numerous deferral requests. We initially granted three-month deferrals to many of these clients, most of which were principal and interest deferrals. During the second quarter, we sent questionnaires to all of our bus clients in order to gain a better understanding of their situation, their customer base and the likely long-term impact of the economic downturn on their business model, i.e. their ability to withstand reduced revenue for an extended period of time. The problems persisted into the third quarter with most of our bus clients having lost all but a small fraction of their revenue base. During the third quarter, we continued our efforts to differentiate our bus clients based on the underlying risks in their business models and management teams and, to differentiate collateral types, we created tiers from more desirable to less desirable collateral pools and valued the units accordingly, using deeper discount rates against collateral deemed less desirable. Our bus team gathered information on these bus clients, many of which are relatively small relationships and were initially credit scored. We sent out a second round of questionnaires and made personal contacts, asking our clients how they are coping in this unprecedented environment. We tried to assess our client’s outlook and their ability to manage through several more months of extreme distress. We gathered information on how they are maintaining their assets and if the units are currently insured. We are diligently working with these clients to try to keep them in business. The government relief programs have not been of much benefit to this sector and the outlook for the next relief package is uncertain. To date, we have extended two rounds of three-month deferrals to many of our bus clients and will continue to agree to a third round of deferrals if we think our clients can support the maintenance and insurance of their units; we will work to collect interest payments where we can. Our intent is to repossess collateral as a last result. If the borrower cannot maintain the assets, we will move to take them back either voluntarily or by legal action. We expect long holding periods until we will be able to sell any repossessed units. So far, we have minimal repossessed bus assets, $638,000 as of September 30, 2020, but this number will likely increase. We believe some of the clients for whom we have established specific impairment reserves will eventually require charge-offs but at this time it is difficult to determine which clients. We hope to have more clarity by the end of the 2020.
The following table shows the coronavirus loan and lease modification balances. Modification terms generally ranged between three and six months depending on industry.

	First Modification			Second Modification			Third Modification
(Dollars in millions)	Expired	In Deferment	Total	Expired	In Deferment(1)	Total	Expired	In Deferment(1)	Total
Auto and light truck rental	$255	$18	$273	$61	$4	$65	$—	$16	$16
Specialty vehicle(2)	88	—	88	55	16	71	—	30	30
Medium and heavy duty truck	89	—	89	—	5	5	—	—	—
Aircraft	97	—	97	11	19	30	—	—	—
Construction	144	—	144	8	—	8	—	1	1
Commercial	185	55	240	19	25	44	—	6	6
Residential real estate and home equity	7	—	7	2	—	2	—	—	—
Consumer	9	—	9	—	—	—	—	—	—
Total loans and leases	$874	$73	$947	$156	$69	$225	$—	$53	$53
(1) Includes modifications which ended deferment during September 2020 and are in the process of receiving or expected to receive an extension.
(2) Includes buses, step vans and funeral cars.
Paycheck Protection Program (PPP) and Liquidity
As part of the CARES Act, approved by the President on March 27, 2020 and extended on July 4, 2020, the Small Business Administration (SBA) has been authorized to guarantee loans under the PPP through August 8, 2020 for businesses who meet the necessary eligibility requirements in order to keep their workers on the payroll. We began accepting applications on April 3, 2020 and disbursed the final PPP loan on August 25, 2020. PPP loans are fully guaranteed by the SBA and as such do not represent a credit risk. The following table shows PPP loan disbursements as of September 30, 2020.

	Number of Loans	$ of Loans (000's)	Average Loan Size
Phase One	2,024	$520,583	$257,000
Phase Two	1,516	76,868	51,000
Total	3,540	$597,451	$169,000
As of September 30, 2020, PPP loans were $580.62 million which is net of an unearned discount of $14.21 million and located within the commercial and agricultural portfolio. At September 30, 2020, specialty finance customers had $104.80 million of PPP loans and traditional commercial banking customers had $475.82 million of PPP loans.

During the quarter, we began working with our PPP clients to submit loan forgiveness applications to the SBA. On October 8, 2020, the SBA announced a streamlined loan forgiveness application for loans $50,000 or less. Of the 3,540 PPP loans we originated, 1,972 loans were for $50,000 or less. As of mid-October, we had submitted over $100 million loan forgiveness requests to the SBA. The majority of the requests we have submitted to date remain in process pending SBA review before reimbursement can proceed.
On April 9, 2020, the FDIC, Federal Reserve and OCC created the Paycheck Protection Program Liquidity Facility (PPPLF) to bolster the effectiveness of the PPP by providing liquidity to and neutralizing the regulatory capital effects on participating financial institutions. If needed, we will utilize the liquidity relief offered by the PPPLF and as such do not expect our participation in the PPP to have a negative impact on our liquidity position, capital resources, financial condition or results of operations. As of September 30, 2020, we had not yet utilized the PPPLF.
See Part I Financial Information, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Capital” for more information regarding the COVID-19 impact on share repurchases and dividend activity.
Asset impairment
Our MSRs have experienced a decrease in their fair value as of September 30, 2020 resulting in year-to-date impairment charges of $0.81 million due to lower mortgage rates leading to faster prepayment speeds. We will continue to evaluate MSRs at each reporting date to determine whether further valuation allowances are appropriate.
We evaluate goodwill for impairment during the fourth quarter of each year, with financial data as of September 30. Based on the analysis performed as of October 1, 2019, we determined that goodwill for our reporting units was not impaired. During the first quarter of 2020, management determined that the deterioration in general economic conditions as a result of the COVID-19 pandemic and responses thereto represented a triggering event prompting an evaluation of goodwill impairment. Based on the analyses performed during the first, second and third quarters of 2020, we determined that goodwill was not impaired.
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
Risks
See Part II Other Information, Item 1A, Risk Factors for more information.
Reserve for loan and lease losses
We have experienced increasing downgrades and defaults as a result of the impact COVID-19 is having on our borrowers as evidenced by increasing special attention and non-performing loan balances. Special attention loan balances increased $10.91 million in the third quarter of 2020 and $78.49 million since December 31, 2019 and we anticipate further downgrades during the fourth quarter of 2020 and into 2021. Likewise, non-performing loans increased by $7.62 million during the third quarter and $60.58 million since year-end. Third quarter 2020 downgrades were concentrated in the bus segment within the auto and light truck portfolio as well as a couple of downgrades in the commercial portfolio, one of which was directly impacted by COVID-19 restrictions. We are in communication with our customers to gain a better understanding of our highest risk exposures and probable defaults. As a result of the discussions with our customers, we downgraded an additional 43 bus accounts to special attention and placed several of these accounts on nonaccrual status. We anticipate further defaults in our bus lending during the fourth quarter of 2020. Furthermore, the bus collateral may be difficult to liquidate, particularly in this environment. We believe our auto rental customers will continue to struggle; however, vehicle auctions are well established and are an effective means of liquidating collateral and used vehicle values, to date, have remained strong, so our loss exposure is well managed. Our local market customers have been buoyed in the short-term with funds from the PPP program. Thus far, we have not seen many downgrades or defaults in our commercial lending, but we anticipate this will change particularly as businesses continue to struggle and customers request an additional round of loan modifications. During the last recession, we also noted a delayed impact on our commercial lending as compared to our specialty finance lending. Our losses year-to-date remain moderate but we continue to build reserves as we anticipate some of the current and future downgrades and defaults will eventually result in losses.
See Part I Financial Information, Note 5 to the Consolidated Financial Statements and Part I Financial Information, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Provision and Reserve for Loan and Lease Losses” for more information.

CAPITAL
As of September 30, 2020, total shareholders’ equity was $877.75 million, up $49.48 million, or 5.97% from the $828.28 million at December 31, 2019. In addition to net income of $54.97 million, other significant changes in shareholders’ equity during the first nine months of 2020 included $21.76 million of dividends paid. The accumulated other comprehensive income component of shareholders’ equity totaled $19.66 million at September 30, 2020, compared to $5.17 million at December 31, 2019. Our shareholders’ equity-to-assets ratio was 12.04% as of September 30, 2020, compared to 12.51% at December 31, 2019. Book value per common share rose to $34.35 at September 30, 2020, from $32.47 at December 31, 2019.
We declared and paid cash dividends per common share of $0.28 during the third quarter of 2020. The trailing four quarters dividend payout ratio, representing cash dividends per common share divided by diluted earnings per common share, was 38.00%. The dividend payout is continually reviewed by management and the Board of Directors subject to the Company’s capital and dividend policy. Due to COVID-19, we had temporarily suspended the repurchase of common shares from the open market earlier this year. Subject to the Company’s capital policy, management and the Board of Directors may resume share repurchases based on a careful examination of facts and circumstances at such time.
The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations.
The actual capital amounts and ratios of 1st Source Corporation and 1st Source Bank as of September 30, 2020, are presented in the table below.

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$948,891	15.74%	$482,133	8.00%	$632,800	10.50%	$602,667	10.00%
1st Source Bank	859,135	14.24	482,677	8.00	633,514	10.50	603,347	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	872,755	14.48	361,600	6.00	512,267	8.50	482,133	8.00
1st Source Bank	782,915	12.98	362,008	6.00	512,845	8.50	482,677	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	778,494	12.92	271,200	4.50	421,867	7.00	391,733	6.50
1st Source Bank	745,654	12.36	271,506	4.50	422,343	7.00	392,175	6.50
Tier 1 Capital (to Average Assets):
1st Source Corporation	872,755	12.14	287,593	4.00	N/A	N/A	359,492	5.00
1st Source Bank	782,915	10.89	287,573	4.00	N/A	N/A	359,467	5.00
As part of the CARES Act, PPP loan balances have been assigned a zero percent risk weight and therefore had no impact on our total risk-weighted assets at September 30, 2020.
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
We have borrowing sources available to supplement deposits and meet our funding needs. 1st Source Bank has established relationships with several banks to provide short term borrowings in the form of federal funds purchased. At September 30, 2020, we had no borrowings in the federal funds market. We could borrow $225.00 million in additional funds for a short time from these banks on a collective basis. As of September 30, 2020, we had $55.36 million outstanding in FHLB advances and could borrow an additional $500.50 million contingent on the FHLB activity-based stock ownership requirement. We also had no outstandings with the FRB and could borrow $456.53 million as of September 30, 2020.

Our loan to asset ratio was 77.18% at September 30, 2020 compared to 76.79% at December 31, 2019 and 76.21% at September 30, 2019. Cash and cash equivalents totaled $154.22 million at September 30, 2020 compared to $83.37 million at December 31, 2019 and $127.49 million at September 30, 2019. The largest contributors to the increase in cash and cash equivalents was higher deposit balances due to both individual and business customers’ propensity to save during times of uncertainty. At September 30, 2020, the Consolidated Statements of Financial Condition was rate sensitive by $309.13 million more assets than liabilities scheduled to reprice within one year, or approximately 1.09%. Management believes that the present funding sources provide adequate liquidity to meet our cash flow needs.
Under Indiana law governing the collateralization of public fund deposits, the Indiana Board of Depositories determines which financial institutions are required to pledge collateral based on the strength of their financial ratings. We have been informed that no collateral is required for our public fund deposits. However, the Board of Depositories could alter this requirement in the future and adversely impact our liquidity. Our potential liquidity exposure if we must pledge collateral is approximately $737 million.
RESULTS OF OPERATIONS
Net income available to common shareholders for the three and nine month periods ended September 30, 2020 was $20.06 million and $54.97 million, compared to $24.44 million and $70.02 million for the same periods in 2019. Diluted net income per common share was $0.78 and $2.14 for the three and nine month periods ended September 30, 2020, compared to $0.95 and $2.72 for the same periods in 2019. Return on average common shareholders’ equity was 8.52% for the nine months ended September 30, 2020, compared to 11.83% in 2019. The return on total average assets was 1.05% for the nine months ended September 30, 2020, compared to 1.45% in 2019.
Net income decreased for the nine months ended September 30, 2020 compared to the first nine months of 2019. Net interest income decreased and the provision for loan and lease losses increased which was offset by an increase in noninterest income. Details of the changes in the various components of net income are discussed further below.

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
DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL

				Three Months Ended
	September 30, 2020			June 30, 2020			September 30, 2019
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
ASSETS
Investment securities available-for-sale:
Taxable	$1,012,703	$4,103	1.61%	$995,776	$4,487	1.81%	$959,104	$5,056	2.09%
Tax exempt(1)	45,077	257	2.26%	49,534	286	2.32%	65,146	388	2.36%
Mortgages held for sale	26,327	186	2.81%	27,016	198	2.95%	19,888	190	3.79%
Loans and leases, net of unearned discount(1)	5,669,615	58,210	4.08%	5,565,160	58,700	4.24%	5,091,358	66,712	5.20%
Other investments	87,998	289	1.31%	89,525	316	1.42%	54,768	497	3.60%
Total earning assets(1)	6,841,720	63,045	3.67%	6,727,011	63,987	3.83%	6,190,264	72,843	4.67%
Cash and due from banks	72,474			73,523			66,046
Reserve for loan and lease losses	(134,824)			(124,186)			(106,559)
Other assets	502,172			509,058			471,129
Total assets	$7,281,542			$7,185,406			$6,620,880

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$4,225,299	$6,532	0.62%	$4,248,478	$8,265	0.78%	$4,174,746	$13,524	1.29%
Short-term borrowings	187,912	83	0.18%	191,411	90	0.19%	188,562	293	0.62%
Subordinated notes	58,764	824	5.58%	58,764	835	5.71%	58,764	914	6.17%
Long-term debt and mandatorily redeemable securities	81,528	610	2.98%	81,766	659	3.24%	71,304	750	4.17%
Total interest-bearing liabilities	4,553,503	8,049	0.70%	4,580,419	9,849	0.86%	4,493,376	15,481	1.37%
Noninterest-bearing deposits	1,664,135			1,562,100			1,188,645
Other liabilities	149,978			151,281			119,125
Shareholders’ equity	876,992			862,209			809,279
Noncontrolling interests	36,934			29,397			10,455
Total liabilities and equity	$7,281,542			$7,185,406			$6,620,880
Less: Fully tax-equivalent adjustments		(128)			(137)			(167)
Net interest income/margin (GAAP-derived)(1)		$54,868	3.19%		$54,001	3.23%		$57,195	3.67%
Fully tax-equivalent adjustments		128			137			167
Net interest income/margin - FTE(1)		$54,996	3.20%		$54,138	3.24%		$57,362	3.68%

(1) See “Reconciliation of Non-GAAP Financial Measures” at the end of this section for additional information on this performance measure/ratio.
Quarter Ended September 30, 2020 compared to the Quarter Ended September 30, 2019
The taxable-equivalent net interest income for the three months ended September 30, 2020 was $55.00 million, a decrease of 4.12% over the same period in 2019. The net interest margin on a fully taxable-equivalent basis was 3.20% for the three months ended September 30, 2020, compared to 3.68% for the three months ended September 30, 2019.
During the three month period ended September 30, 2020, average earning assets increased $651.46 million, up 10.52% over the comparable period in 2019. Average interest-bearing liabilities increased $60.13 million or 1.34%. The yield on average earning assets decreased 100 basis points to 3.67% from 4.67% primarily due to lower rates on loans and leases and investment securities. Total cost of average interest-bearing liabilities decreased 67 basis points to 0.70% from 1.37% as a result of a lower interest rate environment during 2020. The result to the net interest margin, or the ratio of net interest income to average earning assets, was a decrease of 48 basis points.

The largest contributor to the reduced yield on average earning assets for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, was a decrease in yields on net loans and leases of 112 basis points primarily due to market conditions as a result of several Federal Reserve interest rate decreases during the second half of 2019 and first three months of 2020. The yield on net loans and leases was also negatively impacted by a net six basis points due to PPP loans which earn interest at 1.00% and negatively impacted by four basis points due to net interest reversals of $0.42 million in the third quarter of 2020 vs. net interest recoveries of $0.08 million in the third quarter of 2019. Average net loans and leases increased $578.26 million or 11.36% with the largest increase due to average PPP loans of $578.36 million in the commercial and agricultural loan portfolio. Total average investment securities increased $33.53 million or 3.27%. Average mortgages held for sale increased $6.44 million or 32.38%. Average other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank (FHLB) stock and commercial paper increased $33.23 million or 60.67% from the third quarter of 2019.
Average interest-bearing deposits increased $50.55 million or 1.21% for the third quarter of 2020 over the same period in 2019 primarily due to consumer savings levels. The effective rate paid on average interest-bearing deposits decreased 67 basis points to 0.62% from 1.29%. The decrease in the average cost of interest-bearing deposits was primarily the result of lower rates and a shift in the deposit mix from the third quarter of 2019. Average noninterest-bearing deposits grew $475.49 million or 40.00% for the third quarter of 2020 over the same period in 2019 primarily due to PPP loan fundings in business accounts.
Average short-term borrowings decreased $0.65 million or 0.34% for the third quarter of 2020 compared to the same period in 2019. Interest paid on short-term borrowings decreased 44 basis points. Interest paid on subordinated notes decreased 59 basis points during the third quarter of 2020 from the same period a year ago due to a variable rate on one traunche. Average long-term debt and mandatorily redeemable securities balances increased $10.22 million or 14.34%. Interest paid on long-term debt and mandatorily redeemable securities decreased 119 basis points during the third quarter of 2020 from the same period in 2019 primarily due to lower rates on mandatorily redeemable securities.

	Nine Months Ended
	September 30, 2020			September 30, 2019
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
ASSETS
Investment securities available-for-sale:
Taxable	$994,035	$14,140	1.90%	$932,779	$15,757	2.26%
Tax exempt(1)	50,590	868	2.29%	71,684	1,297	2.42%
Mortgages held for sale	21,563	480	2.97%	13,616	418	4.10%
Loans and leases, net of unearned discount(1)	5,445,213	178,430	4.38%	4,984,498	194,954	5.23%
Other investments	73,050	951	1.74%	50,109	1,434	3.83%
Total earning assets(1)	6,584,451	194,869	3.95%	6,052,686	213,860	4.72%
Cash and due from banks	70,475			65,801
Reserve for loan and lease losses	(123,790)			(103,699)
Other assets	495,820			452,759
Total assets	$7,026,956			$6,467,547

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$4,183,502	$25,648	0.82%	$4,083,140	$37,972	1.24%
Short-term borrowings	193,934	427	0.29%	213,551	1,764	1.10%
Subordinated notes	58,764	2,543	5.78%	58,764	2,770	6.30%
Long-term debt and mandatorily redeemable securities	80,427	2,122	3.52%	71,034	2,258	4.25%
Total interest-bearing liabilities	4,516,627	30,740	0.91%	4,426,489	44,764	1.35%
Noninterest-bearing deposits	1,474,807			1,147,195
Other liabilities	144,393			97,096
Shareholders’ equity	861,366			791,438
Noncontrolling interests	29,763			5,329
Total liabilities and equity	$7,026,956			$6,467,547
Less: Fully tax-equivalent adjustments		(416)			(526)
Net interest income/margin (GAAP-derived)(1)		$163,713	3.32%		$168,570	3.72%
Fully tax-equivalent adjustments		416			526
Net interest income/margin - FTE(1)		$164,129	3.33%		$169,096	3.74%

(1) See “Reconciliation of Non-GAAP Financial Measures” at the end of this section for additional information on this performance measure/ratio.

Nine Months Ended September 30, 2020 compared to the Nine Months Ended September 30, 2019
The taxable-equivalent net interest income for the nine months ended September 30, 2020 was $164.13 million, a decrease of 2.94% over the comparable period in 2019. The net interest margin on a fully taxable-equivalent basis was 3.33% compared to a net interest margin of 3.74% for the same period in 2019.
During the nine month period ended September 30, 2020, average earning assets increased $531.77 million or 8.79% over the comparable period in 2019. Average interest-bearing liabilities increased $90.14 million or 2.04%. The yield on average earning assets decreased 77 basis points to 3.95% from 4.72% primarily due to lower rates on loans and leases and taxable investment securities available-for-sale. The total cost of average interest-bearing liabilities decreased 44 basis points to 0.91% from 1.35%. The result to the net interest margin, or the ratio of net interest income to average earning assets, was a decrease of 41 basis points.
The largest contributor to the lower yield on average earning assets for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was a decrease in yields on net loans and leases of 85 basis points primarily due to market conditions as a result of several Federal Reserve interest rate decreases during the second half of 2019 and first three months of 2020. The yield on net loans and leases was also negatively impacted by a net five basis points due to PPP loan balances that earn interest at 1.00% and negatively impacted by one basis point due to net interest reversals of $0.60 million in 2020 vs. net interest recoveries of $0.15 million in 2019. Average net loans and leases increased $460.72 million or 9.24% primarily due to average PPP loan balances of $339.24 million in the commercial and agricultural portfolio and also due to increases in the commercial real estate portfolio as a result of market demand. Total average investment securities increased $40.16 million or 4.00%. Average mortgages held for sale increased $7.95 million or 58.37%. Average other investments, which include federal funds sold, time deposits with other banks, Federal Reserve bank excess balances, Federal Reserve Bank and FHLB stock and commercial paper, increased $22.94 million or 45.78%.
Average interest-bearing deposits increased $100.36 million or 2.46% for the first nine months of 2020 over the same period in 2019 largely due to consumer savings levels. The effective rate paid on average interest-bearing deposits decreased 42 basis points to 0.82% compared to 1.24%. The decrease in the average cost of interest-bearing deposits was primarily the result of lower rates and a shift in the deposit mix. Average noninterest-bearing deposits grew $327.61 million or 28.56% for the first nine months of 2020 over the same period in 2019 primarily due to PPP loan fundings in business accounts.
Average short-term borrowings decreased $19.62 million or 9.19% for the first nine months of 2020 compared to the same period in 2019. Interest paid on short-term borrowings decreased 81 basis points. The decrease in short-term borrowings was primarily the result of lower borrowings with the FHLB. Interest paid on subordinated notes decreased 52 basis points due to a variable rate associated with one traunche. Average long-term debt and mandatorily redeemable securities increased $9.39 million or 13.22%. Interest paid on long-term debt and mandatorily redeemable securities decreased 73 basis points due to lower rates on mandatorily redeemable securities.
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

		Three Months Ended			Nine Months Ended
(Dollars in thousands)		September 30, 2020	June 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Calculation of Net Interest Margin
(A)	Interest income (GAAP)	$62,917	$63,850	$72,676	$194,453	$213,334
	Fully tax-equivalent adjustments:
(B)	- Loans and leases	78	83	95	251	283
(C)	- Tax-exempt investment securities	50	54	72	165	243
(D)	Interest income - FTE (A+B+C)	63,045	63,987	72,843	194,869	213,860
(E)	Interest expense (GAAP)	8,049	9,849	15,481	30,740	44,764
(F)	Net interest income (GAAP) (A–E)	54,868	54,001	57,195	163,713	168,570
(G)	Net interest income - FTE (D–E)	54,996	54,138	57,362	164,129	169,096
(H)	Annualization factor	3.978	4.022	3.967	1.336	1.337
(I)	Total earning assets	$6,841,720	$6,727,011	$6,190,264	$6,584,451	$6,052,686
	Net interest margin (GAAP-derived) (F*H)/I	3.19%	3.23%	3.67%	3.32%	3.72%
	Net interest margin - FTE (G*H)/I	3.20%	3.24%	3.68%	3.33%	3.74%

PROVISION AND RESERVE FOR LOAN AND LEASE LOSSES
The provision for loan and lease losses for the three and nine months ended September 30, 2020 was $9.30 million and $31.03 million compared to a provision for loan and lease losses in the three and nine months ended September 30, 2019 of $3.72 million and $12.88 million. Net charge-offs of $3.77 million or 0.26% of average loans and leases were recorded for the third quarter 2020, compared to net recoveries of $0.31 million or 0.02% of average loans and leases for the same quarter a year ago. Year-to-date net charge-offs of $5.47 million or 0.13% of average loans and leases have been recorded in 2020, compared to net charge-offs of $4.41 million or 0.12% of average loans and leases through September 30, 2019.
The provision for the three months ended September 30, 2020 was principally driven by increases in special attention loan balances and nonperforming loans, most of which were in the bus segment of the auto and light truck portfolio. There was a decline of $65.29 million in outstanding loan balances this quarter following strong growth last quarter related to the PPP loan program. The Bank funded $597 million under this program, which carries a 100% SBA guarantee and a debt forgiveness component by the CARES Act. We established a small reserve against this pool of loans to cover procedural and other unanticipated risks. We continued to have COVID-19 related downgrades this quarter, including one large-dollar commercial account plus numerous additional accounts with less exposure. There were 36 accounts greater than $100,000 downgraded to special attention this quarter, 31 of which were in the bus segment of the auto and light truck portfolio. This compares to 21 downgraded last quarter, eight of which were bus-related, and 40 accounts in total downgraded for all of 2019. The initial wave of customers experiencing difficulties related to shutdowns imposed to reduce the spread of the coronavirus were primarily in the transportation (including auto rental and bus) and hotel industries. COVID-19 related loan modifications to these industries are discussed in the “COVID-19 Impact” section above. We extended PPP loans to 44 of our special attention customers aggregating $21.65 million. The construction equipment account downgraded in the first quarter which had a sizeable impairment reserve continues to have a similar impairment reserve this quarter.
We continue to evaluate risks which may impact our loan portfolios. During the first quarter of 2020, as a result of the coronavirus pandemic and resultant business shutdowns and unemployment spikes, we reviewed our loan portfolio segments, assessing the likely impact of COVID-19 on each segment and established specific qualitative adjustment factors. During the third quarter, we reviewed these factors and increased them in the bus segment of the auto and light truck portfolio and the non-owner occupied commercial real estate portfolio, which includes hotels, strip malls and office buildings. We remain concerned that geopolitical events, particularly in the aftermath of the pandemic, will have the potential to further negatively impact the U.S. economy. Congress has not been able to come to agreement on further stimulus and the impending election further adds to the uncertainty. Additional current concerns include slower growth projections for world economies and the sharp decline in global trade growth exacerbated by trade supply concerns raised during the pandemic and ongoing tariff disputes, particularly between China and the U.S. Political uncertainty continues in Latin America, with governments facing increased pressures with the pandemic and ongoing corruption scandals, fueling U.S. border concerns. Concerns continue to be heightened globally due to actual and potential terrorist attacks.

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
On September 30, 2020, 30 day and over loan and lease delinquencies as a percentage of loan and lease balances were 0.29%, compared to 0.47% on September 30, 2019. The reserve for loan and lease losses as a percentage of loans and leases outstanding at the end of the period was 2.43% compared to 2.14% one year ago. The reserve as a percentage of loans and leases outstanding, net of PPP loans, was 2.69%. The increase in the reserve as a percent of loans and leases outstanding was primarily due to higher special attention loan outstanding balances and qualitative adjustment factors related to COVID-19 concerns. A summary of loan and lease loss experience during the three and nine months ended September 30, 2020 and 2019 is located in Note 5 of the Consolidated Financial Statements.
A loan or lease is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement. We evaluate loans and leases exceeding $100,000 for impairment and establish a specific reserve as a component of the reserve for loan and lease losses when it is probable all amounts due will not be collected pursuant to the contractual terms of the loan or lease and the recorded investment in the loan or lease exceeds its fair value. A summary of impaired loans as of September 30, 2020 and December 31, 2019 is reflected in Note 4 of the Consolidated Financial Statements.
Current Expected Credit Losses (CECL)
As permitted by the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), we opted to delay adoption of CECL until the earlier of the end of the coronavirus national emergency or December 31, 2020. We will recognize a one-time cumulative effect adjustment through retained earnings of $2.58 million to increase the allowance for credit losses as of January 1, 2020. As of September 30, 2020, we estimate an additional increase to the allowance for credit losses of between $0 million and $2 million which will be recognized through earnings after adoption. We believe that as of September 30, 2020, a forecast adjustment is necessary as well as qualitative factor adjustments for portfolio segments most severely impacted by the COVID-19 business shutdowns. Given the business shutdowns and skyrocketing unemployment experienced due to the shelter in place orders during the first and second quarter, we project the next twelve-month period as the most adverse and applied a more severe forecast adjustment. Furthermore, we reviewed portfolio segments on a granular level, adjusting for greater loss potential in segments immediately impacted such as transportation and hotels, as evidenced by deferral requests and increasing special attention loan balances and nonperforming loans. Additionally, the forecast factor adjustment and the life of loan methodology have a more significant impact on longer duration portfolios.

NONPERFORMING ASSETS
The following table shows nonperforming assets.

(Dollars in thousands)	September 30, 2020	December 31, 2019	September 30, 2019
Loans and leases past due 90 days or more	$81	$309	$311
Nonaccrual loans and leases	70,595	9,789	10,188
Other real estate	303	522	629
Repossessions	4,639	8,623	6,610
Equipment owned under operating leases	136	—	—
Total nonperforming assets	$75,754	$19,243	$17,738
Nonperforming assets as a percentage of loans and leases were 1.33% at September 30, 2020, 0.37% at December 31, 2019, and 0.34% at September 30, 2019. Excluding PPP loans, nonperforming assets as a percentage of loan and leases were 1.48% at September 30, 2020, 0.37% at December 31, 2019, and 0.34% at September 30, 2019. Nonperforming assets totaled $75.75 million at September 30, 2020, an increase of 293.67% from the $19.24 million reported at December 31, 2019, and a 327.07% increase from the $17.74 million reported at September 30, 2019. The increase in nonperforming assets during the first nine months of 2020 was related to higher nonaccrual loans and leases. The increase in nonperforming assets at September 30, 2020 from September 30, 2019 also occurred in nonaccrual loans and leases.
The increase in nonaccrual loans and leases at September 30, 2020 from December 31, 2019 and September 30, 2019 occurred primarily in the auto and light truck and construction equipment portfolios. During the first nine months of 2020, two relationships of a combined $18.21 million of auto rental loan balances in the auto and light truck portfolio and two relationships of a combined $19.10 million in the construction equipment portfolio went into nonaccrual. Additionally, during the third quarter of 2020, $14.76 million of bus loan balances in our auto and light truck portfolio were placed in nonaccrual. A summary of nonaccrual loans and leases and past due aging for the period ended September 30, 2020 and December 31, 2019 is located in Note 4 of the Consolidated Financial Statements.
Other real estate is the result of foreclosing on real estate in the local market for which we have a current appraisal and are well secured. Other real estate decreased over the past year due to sales of existing properties outpacing current foreclosures.
Repossessions consisted mainly of aircraft and auto and light trucks. At the time of repossession, the recorded amount of the loan or lease is written down to the fair value of the equipment or vehicle by a charge to the reserve for loan and lease losses or other income, if a positive adjustment, unless the equipment is in the process of immediate sale. Any subsequent fair value write-downs or write-ups, to the extent of previous write-downs, are included in noninterest expense. The decrease in repossession balances at September 30, 2020 compared to December 31, 2019 was primarily the result of the sale of a repossessed aircraft and the write-down of one aircraft.
The following table shows a summary of other real estate and repossessions.

(Dollars in thousands)	September 30, 2020	December 31, 2019	September 30, 2019
Commercial and agricultural	$—	$—	$—
Auto and light truck	714	1,865	2,153
Medium and heavy duty truck	—	—	—
Aircraft	3,750	6,707	4,400
Construction equipment	152	35	—
Commercial real estate	303	303	303
Residential real estate and home equity	—	219	326
Consumer	23	16	57
Total	$4,942	$9,145	$7,239
For financial statement purposes, nonaccrual loans and leases are included in loan and lease outstandings, whereas repossessions and other real estate are included in other assets.

NONINTEREST INCOME
The following table shows the details of noninterest income.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Noninterest income:
Trust and wealth advisory	$5,153	$4,982	171	3.43%	$15,590	$15,423	167	1.08%
Service charges on deposit accounts	2,336	2,892	(556)	(19.23)%	6,851	8,175	(1,324)	(16.20)%
Debit card	4,019	3,727	292	7.83%	10,993	10,616	377	3.55%
Mortgage banking	6,474	1,362	5,112	NM	12,125	3,297	8,828	NM
Insurance commissions	1,825	1,603	222	13.85%	5,401	5,295	106	2.00%
Equipment rental	5,593	7,578	(1,985)	(26.19)%	18,213	23,369	(5,156)	(22.06)%
Gains on investment securities available-for-sale	—	—	—	NM	279	—	279	NM
Other	2,641	3,621	(980)	(27.06)%	8,452	9,378	(926)	(9.87)%
Total noninterest income	$28,041	$25,765	2,276	8.83%	$77,904	$75,553	2,351	3.11%
NM = Not Meaningful
Trust and wealth advisory fees (which include investment management fees, estate administration fees, mutual fund fees, annuity fees, and fiduciary fees) increased slightly during the three and nine months ended September 30, 2020 compared with the same periods a year ago. Trust and wealth advisory fees are largely based on the number and size of client relationships and the market value of assets under management. The market value of trust assets under management at September 30, 2020, December 31, 2019, and September 30, 2019 was $4.30 billion, $4.48 billion, and $4.24 billion, respectively.
Service charges on deposit accounts decreased for the three and nine months ended September 30, 2020 over the comparable periods in 2019. The decrease in service charges on deposit accounts primarily reflects a lower volume of nonsufficient fund transactions and reduced ATM fees. Higher deposit balances from elevated consumer savings levels in conjunction with the pandemic resulted in fewer overdrawn accounts.
Debit card income increased in the three and nine months ended September 30, 2020 over the same periods a year ago. The majority of the improvement in debit card income was the result of an increased volume of debit card transactions in 2020.
Mortgage banking income increased in the three and nine months ended September 30, 2020 as compared to the same periods in 2019. The year-to-date increase was primarily caused by better margins on a higher volume of loan sales as a result of more loans originated for the secondary market offset by higher mortgage servicing rights amortization expense and $0.81 million of impairment charges on mortgage servicing rights.
Insurance commissions were higher during the three and nine months ended September 30, 2020 compared to the same periods a year ago. The increase was primarily due to new business offset by a reduction in contingent commissions received.
Equipment rental income decreased for the three and nine months ended September 30, 2020 over the comparable periods in 2019. The decrease was the result of reduced leasing volume primarily in the construction equipment, aircraft and auto and light truck portfolios resulting in the average equipment rental portfolio decreasing by 21% over the same period a year ago.
Gains on investment securities available-for-sale during the nine months ended September 30, 2019 were primarily from the sale of corporate securities in managing portfolio risk.
Other income decreased for the three and nine months ended September 30, 2020 compared to one year ago. The decrease was primarily a result of lower claim proceeds from bank owned life insurance, reduced rental income on a repossessed asset, and a decrease in customer swap fees offset by higher partnership investment gains.

NONINTEREST EXPENSE
The following table shows the details of noninterest expense.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$25,609	$24,434	1,175	4.81%	$74,009	$71,716	2,293	3.20%
Net occupancy	2,512	2,635	(123)	(4.67)%	7,737	7,888	(151)	(1.91)%
Furniture and equipment	6,247	6,027	220	3.65%	18,912	18,340	572	3.12%
Depreciation – leased equipment	4,694	6,198	(1,504)	(24.27)%	15,263	19,122	(3,859)	(20.18)%
Professional fees	2,041	1,603	438	27.32%	4,741	4,907	(166)	(3.38)%
Supplies and communication	1,305	1,643	(338)	(20.57)%	4,329	4,744	(415)	(8.75)%
FDIC and other insurance	868	260	608	NM	1,755	1,513	242	15.99%
Business development and marketing	923	1,844	(921)	(49.95)%	3,403	4,471	(1,068)	(23.89)%
Loan and lease collection and repossession	1,054	697	357	51.22%	2,655	2,288	367	16.04%
Other	1,790	1,765	25	1.42%	5,599	4,674	925	19.79%
Total noninterest expense	$47,043	$47,106	(63)	(0.13)%	$138,403	$139,663	(1,260)	(0.90)%
NM = Not Meaningful
Salaries and employee benefits increased during the three and nine months ended September 30, 2020 compared to the same periods in 2019. The increase was mainly due to higher base salaries as a result of normal merit increases and a slight increase in average staffing levels along with a rise in commission compensation primarily in our residential mortgage area offset by a decrease in group insurance claims and incentive compensation.
Net occupancy expense decreased during the three and nine months ended September 30, 2020 compared to the same periods a year ago. The decrease was primarily due to lower repair expenses offset by increased building depreciation.
Furniture and equipment expense, including depreciation, rose during the three and nine months ended September 30, 2020 compared to the same periods a year ago. Furniture and equipment expense was higher in 2020 mainly due to higher computer processing charges and increased software maintenance costs offset by a reduction in equipment depreciation.
Depreciation on leased equipment decreased for the three and nine months ended September 30, 2020 compared to the same periods in 2019. Depreciation on leased equipment correlates with the decrease in equipment rental income.
Professional fees increased during the third quarter of 2020 compared to the third quarter of 2019 and decreased in the first nine months of 2020 compared to the same period a year ago. The increase during the third quarter was mainly due to higher legal fees and utilization of consulting services. The decrease in the first nine months was mainly due to reduced utilization of consulting services offset by an increase in legal fees and board of director fees.
Supplies and communication decreased during the third quarter and first nine months of 2020 compared to the same periods a year ago. The decrease resulted primarily from lower printing costs and reduced telephone line and equipment expenses.
FDIC and other insurance was higher during the three and nine months ended September 30, 2020 compared to the same periods in 2019. The increase in 2020 was mainly due to FDIC insurance premium credits recognized starting third quarter 2019 and ending second quarter 2020.
Business development and marketing expense decreased during the third quarter and first nine months of 2020 compared to the same periods a year ago. The decrease during 2020 was primarily due to lower business development expense as a result of fewer business entertainment and travel opportunities tied to COVID-19 precautions.
Loan and lease collection and repossession expense increased during the three and nine months ended September 30, 2020 compared to the same periods in 2019. The increase was mainly due to higher collection expenses related to the repossession of an aircraft, fewer gains on the sale of repossessed assets, and a $0.60 million valuation adjustment on a repossessed aircraft during the third quarter 2020 offset by lower valuation adjustments on repossessed assets during the first nine months of 2020 compared to 2019.

Other expenses was relatively flat during the third quarter of 2020 compared to the same period in 2019 and increased during the first nine months of 2020 compared to the same period in 2019. The increase during the first nine months was primarily the result of lower gains on the sale of fixed assets, a rise in the provision for unfunded loan commitments and a higher provision for interest rate swaps with customers and a write down of operating lease equipment of $0.45 million offset by lower employee training expenses due to COVID-19 travel precautions and a trust loss recovery of $0.17 million.
INCOME TAXES
The provision for income taxes for the three and nine month periods ended September 30, 2020 was $6.51 million and $17.19 million, compared to $7.69 million and $21.52 million for the same periods in 2019. The effective tax rate was 24.50% and 23.92% for the quarter ended September 30, 2020 and 2019, respectively and 23.81% and 23.50% for the first nine months ended September 30, 2020 and 2019, respectively. The increase in the quarterly effective tax rate was due to a slight increase in the tax provision for state income taxes.
ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risks faced by 1st Source since December 31, 2019. For information regarding our market risk, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2019.
ITEM 4.
CONTROLS AND PROCEDURES
As of the end of the period covered by this report an evaluation was carried out, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2020, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the third fiscal quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
The coronavirus (COVID-19) outbreak may have an adverse impact on certain of our customers directly or indirectly. Entire industries within our loan and lease portfolio such as buses, auto rental and hotels have been impacted due to reduced demand related to quarantines and travel restrictions. Other industries within our loan and lease portfolio or the communities we serve are likely to experience similar disruptions and economic hardships as the current coronavirus pandemic persists. In addition, such events could affect the stability of our deposit base, lead to mass layoffs and furloughs which could impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, result in lost revenue or cause us to incur additional expenses.

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
ITEM 2.         Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs
July 01 - 31, 2020	—	$—	—	859,374
August 01 - 31, 2020	—	—	—	859,374
September 01 - 30, 2020	—	—	—	859,374

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

1st Source Corporation

DATE	October 22, 2020	/s/ CHRISTOPHER J. MURPHY III
Christopher J. Murphy III Chairman of the Board, President and CEO

DATE	October 22, 2020	/s/ ANDREA G. SHORT
Andrea G. Short Treasurer and Chief Financial Officer Principal Accounting Officer