Form 10-K
period 2020-12-31
1ST SOURCE CORP
filed 2021-02-18
CIK 34782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2020 was $695,302,047
The number of shares outstanding of each of the registrant’s classes of stock as of February 12, 2021: Common Stock, without par value — 25,301,678 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2021 Proxy Statement for the 2021 annual meeting of shareholders to be held April 22, 2021, are incorporated by reference into Part III.

Part I
Item 1. Business.
1ST SOURCE CORPORATION
1st Source Corporation, an Indiana corporation incorporated in 1971, is a bank holding company headquartered in South Bend, Indiana that provides, through its subsidiaries (collectively referred to as “1st Source”, “we”, and “our”), a broad array of financial products and services. 1st Source Bank (“Bank”), its banking subsidiary, offers commercial and consumer banking services, trust and wealth advisory services, and insurance to individual and business clients through most of our 79 banking center locations in 18 counties in Indiana and Michigan and Sarasota County in Florida. 1st Source Bank’s Specialty Finance Group, with 18 locations nationwide, offers specialized financing services for construction equipment, new and used private and cargo aircraft, and various vehicle types (cars, trucks, vans) for fleet purposes. While our lending portfolio is concentrated in certain equipment types, we serve a diverse client base. We are not dependent upon any single industry or client. At December 31, 2020, we had consolidated total assets of $7.32 billion, total loans and leases of $5.49 billion, total deposits of $5.95 billion, and total shareholders’ equity of $886.85 million.
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
Consumer Services — 1st Source Bank provides a full range of consumer banking products and services through our banking centers and at 1stsource.com. In a number of our markets, 1st Source also offers insurance products through 1st Source Insurance offices or in our banking centers. The traditional banking services include checking and savings accounts, certificates of deposits and Individual Retirement Accounts. 1st Source offers a full line of on-line and mobile banking products which includes person-to-person payments, mobile deposit, outside account aggregation, money management budgeting solution and bill payment. As an added convenience, a strategically located Automated Teller Machine network serves our customers and supports the debit and credit card programs of the bank. Consumers also have the ability to obtain consumer loans, credit cards, real estate mortgage loans and home equity lines of credit in any of our banking centers or on-line. Finally, 1st Source offers a variety of financial planning, financial literacy and other consultative services to our customers.
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

The auto and light truck division (including specialty vehicles such as step vans, vocational work trucks, motor coaches, shuttle buses and funeral cars) consists of fleet financings to automobile and light truck rental companies, commercial leasing companies, and single unit to fleet financing for users of specialty vehicles. The auto and light truck finance receivables generally range from $50,000 to $30 million with fixed or variable interest rates and terms of one to eight years.
The medium and heavy duty truck division provides fleet financing for highway tractors, medium duty trucks (including environmental vehicles) and trailers to the commercial trucking industry. Medium and heavy duty truck finance receivables generally range from $50,000 to $20 million with fixed or variable interest rates and terms of two to seven years.
In addition to loan and lease financings during 2020, the group had average total deposit account balances of approximately $219 million.
SPECIALTY FINANCE GROUP SUBSIDIARIES
The Specialty Finance Group also consists of separate wholly owned subsidiaries of 1st Source Bank which include: Michigan Transportation Finance Corporation, 1st Source Specialty Finance, Inc., SFG Aircraft, Inc., 1st Source Intermediate Holding, LLC, SFG Commercial Aircraft Leasing, Inc., and SFG Equipment Leasing Corporation I.
1ST SOURCE INSURANCE, INC.
1st Source Insurance, Inc. is a wholly owned subsidiary of 1st Source Bank that provides insurance products and services to individuals and businesses covering corporate and personal property, casualty insurance, individual and group health insurance and life insurance. 1st Source Insurance, Inc. has ten offices.
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

HUMAN TALENT
Our primary objective for personal development and personnel management is to attract, retain and develop the highest quality people. To support this objective, our human resource programs are designed to develop colleagues and prepare them for appreciating and pursuing lifelong learning, properly serving our clients, critical roles and leadership positions for the future; reward and support them through competitive pay and benefit programs; enhance the Company’s culture and values through efforts aimed at making the workplace more diverse and inclusive; and attract people and facilitate internal development and mobility to create a high-performing, diverse group of colleagues.
We are concerned with the health and safety of our colleagues, clients and the communities we serve. The COVID-19 pandemic has created challenges that required an immediate and evolving response to ensure the safety of our team members and our clients. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Coronavirus (COVID-19) Impact” for more information regarding the actions we have taken in response to the ongoing pandemic.
One of our foundational values is community leadership. We encourage our team members and leaders to support the organizations and causes they are passionate about, and to serve their communities in the ways they are able. The pandemic has had an impact on volunteer opportunities and events that bring people together in support of those in need. We are pleased that this did not stop our colleagues from doing what they could, when and how they could. During 2020, our team members volunteered over 12,000 hours of their time to such causes.
At December 31, 2020, we had approximately 1,175 colleagues on a full-time equivalent basis.
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
We are conscious of our paper usage, recognizing that we depend on printed materials for important day-to-day office work, client communications, and acquiring new clients. Increasingly, consumers demand more environmentally sustainable options and prefer online statements and correspondence rather that printed materials. The majority of the paper used in our facilities is recycled through our secure shred program and in 2020 we recycled 251,000 pounds of paper. In recent years, we have transitioned away from the traditional proxy model and have utilized the notice and access or “e-proxy” model for supplying shareholder materials for our Annual Meeting. This has resulted in a reduction in the amount of paper consumed by us each year during this process. We have also utilized recycled paper for the production of shareholder materials which we are required to print upon shareholder request. The paper we use for the production of shareholder materials is also certified by the Forest Stewardship Council (FSC). The FSC promotes environmentally appropriate, socially beneficial, and economically viable management of the world’s forests.
Additionally, we are utilizing various sustainable practices in some of our facilities such as LED lights, daylight harvesting sensors, programmable thermostats, 95% or higher efficiency furnace systems, drip irrigation, 90% recycled mats, sustainable landscaping and smart irrigation systems. In an effort to reduce our carbon footprint, we have utilized solar panels in two of our banking centers for supplemental sustainable power. These banking centers have supplemented approximately 23% of their total electrical usage (per banking center) with renewable solar power.

Embracing opportunities for new products, services and partnerships — In 2020, we continued our focus on renewable energy sources through lending and investment partnerships with renewable energy providers. We recognize the opportunities and complexities associated with energy financing and understand the value of innovative technology that leverages the wind and sun, which are sustainable from an environmental and financial perspective. To date, we have invested $84 million and provided debt financing in 32 solar projects across 12 states with current loan and lease outstandings of $293 million. We employ a values-based, relationship-focused approach to financing solar projects and partner with strong developers who have national project pipelines.
Many of our solar clients focus on projects in Midwestern and Northeastern states. This geographic focus is driven primarily by new and developing state solar programs, many of which require or include incentives for Community Solar projects, which are distributed generation solar projects but are typically smaller in size than small utility projects. These solar projects consist of one or multiple solar arrays that are interconnected with the local utility grid. A group of subscribers, including commercial businesses, small business, municipalities, and residential homes, participate in the program and receive the benefits of purchasing their electricity from the community solar array. Community Solar projects are a strategic focus for our portfolio, with existing community solar projects in Minnesota, Illinois, New York, and Massachusetts. In addition to our focus on Community Solar projects, we also finance solar projects that provide clean energy to colleges, universities, school districts, utilities, and municipalities as we seek to continue our efforts to reduce our carbon footprint through sustainable investments.
The 32 solar projects in our existing portfolio have a current operating capacity of 288,852 MWh per year, which is equivalent to avoiding 204,230 metric tons of carbon greenhouse emissions or 225 million pounds of coal burned. We are committed to investing in and financing solar energy projects and are pleased with the current and ongoing environmental benefits of this portfolio that positively impact the lives of people in communities across the United States. We will continue to finance and invest in sustainable opportunities, and we will explore new opportunities to develop products and solutions that support our clients and advance sustainability.
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
REGULATION AND SUPERVISION
General — 1st Source and the Bank are extensively regulated under federal and state law. To the extent the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on our existing and prospective business and operations. We are unable to predict the nature or the extent of the effects on our business, operations and earnings that fiscal or monetary policies, economic controls, or new federal or state legislation or regulation may have in the future.
We are a registered bank holding company under the Bank Holding Company Act of 1956, as amended (BHCA), and, as such, we are subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System (Federal Reserve). We are required to file annual reports with the Federal Reserve and to provide the Federal Reserve such additional information as it may require.
The Bank, as an Indiana state bank and member of the Federal Reserve System, is subject to prudential supervision by the Indiana Department of Financial Institutions (DFI) and the Federal Reserve Bank of Chicago (FRB Chicago). As such, 1st Source Bank is regularly examined by and subject to regulations promulgated by the DFI and the Federal Reserve. Because the Federal Deposit Insurance Corporation (FDIC) provides deposit insurance to the Bank, we are also subject to supervision and regulation by the FDIC (even though the FDIC is not our primary Federal regulator). The Bank is also subject to regulations promulgated by the Consumer Financial Protection Bureau (CFPB) and to supervision for compliance with such regulations by the DFI and the FRB Chicago.
Bank Holding Company Act — Under the BHCA our activities are limited to (i) business so closely related to banking, managing, or controlling banks as to be a proper incident thereto and (ii) non-bank activities, determined by law or regulation, to be closely related to the business of banking or of managing or controlling banks. We are also subject to capital requirements applied on a consolidated basis in a form substantially similar to those required of the Bank. The BHCA also requires a bank holding company to obtain approval from the Federal Reserve before (i) acquiring, or holding more than 5% voting interest in any bank or bank holding company, (ii) acquiring all or substantially all of the assets of another bank or bank holding company, or (iii) merging or consolidating with another bank holding company.

Capital Standards — The federal bank regulatory agencies use capital adequacy guidelines in their examination and regulation of bank holding companies and banks. If capital falls below the minimum levels established by these guidelines, a bank holding company or bank must submit an acceptable plan for achieving compliance with the capital guidelines and, until its capital sufficiently improves, will be subject to denial of applications and appropriate supervisory enforcement actions. For banks, the FDIC’s prompt corrective action regulations establish five capital levels for financial institutions (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”), and impose mandatory regulatory scrutiny and limitations on institutions that are less than adequately capitalized. At December 31, 2020, the Bank was categorized as “well capitalized,” meaning that our total risk-based capital ratio exceeded 10.00%, our Tier 1 risk-based capital ratio exceeded 8.00%, our common equity Tier 1 risk-based capital ratio exceeded 6.50%, our leverage ratio exceeded 5.00%, and we are not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. The various regulatory capital requirements that we are subject to are disclosed in Part II, Item 8, Financial Statements and Supplementary Data — Note 20 of the Notes to Consolidated Financial Statements.
As of December 31, 2020, we were in compliance with all applicable regulatory capital requirements and guidelines.
In September 2019, the Federal Reserve and other federal banking agencies adopted a final rule, effective January 1, 2020, creating a community bank leverage ratio (“CBLR”) for institutions with total consolidated assets of less than $10 billion and that meet other qualifying criteria. The CBLR provides for a simple measure of capital adequacy for qualifying institutions. Qualifying institutions that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the regulatory agencies’ capital rules and to have met the well-capitalized ratio requirements. Management reviewed the CBLR framework and has determined that 1st Source and the Bank will not elect to use the CBLR framework.
Securities and Exchange Commission (SEC) and The NASDAQ Stock Market (NASDAQ) — We are also subject to regulations promulgated by the SEC and certain state securities commissions for matters relating to the offering and sale of our securities. We are subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. We are listed on the NASDAQ Global Select Market under the trading symbol “SRCE,” and we are subject to the rules of NASDAQ for listed companies.
Gramm-Leach-Bliley Act of 1999 — The GLBA expanded the types of financial activities a bank may conduct through a financial subsidiary and established a distinct type of bank holding company, known as a financial holding company, which may engage in an expanded list of activities that are “financial in nature.” These activities include securities and insurance brokerage, securities underwriting, insurance underwriting, and merchant banking. We do not currently intend to file notice with the Federal Reserve to become a financial holding company or to engage in expanded financial activities through a financial subsidiary of the Bank.
Financial Privacy — The GLBA also includes privacy protections for nonpublic personal information held by financial institutions regarding their customers. In accordance with the GLBA, Federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about customers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. The privacy provisions of the GLBA affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. We are also subject to various state laws, including the recently enacted California Consumer Privacy Act, that generally require us (directly or indirectly through our vendors) to protect the personal information of individual customers and notify them if confidentiality of their personal information is or may have been compromised as the result of a data security breach or failure.
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

Laws and Regulations Governing Extensions of Credit — The Bank is subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to 1st Source or our subsidiaries, and on investments in our securities and the use of our securities as collateral for loans to any borrowers. These restrictions may limit our ability to obtain funds from the Bank for our cash needs, including funds for acquisitions and for payment of dividends, interest and operating expenses. Further, the BHCA, certain regulations issued by the Federal Reserve, state laws and many other federal laws govern extensions of credit and generally prohibit a bank from extending credit, engaging in a lease or sale of property, or furnishing services to a customer on condition that the customer request and obtain additional services from the bank’s holding company or from one of its subsidiaries.
The Bank is also subject to numerous restrictions imposed by the Federal Reserve Act on extensions of credit to insiders of 1st Source and/or the Bank – executive officers, directors, principal shareholders, or any related interest of such persons.
Reserve Requirements — The Federal Reserve requires all depository institutions to maintain reserves against their transaction account deposits. For all net transaction accounts in 2021, the reserve requirement ratio was set to zero percent in March 2020; therefore, all net transaction accounts are exempt from reserve requirements.
Dividends — The ability of the Bank to pay dividends is limited by state and federal laws and regulations that require the Bank to obtain the prior approval of the DFI and the FRB of Chicago before paying a dividend that, together with other dividends it has paid during a calendar year, would exceed the sum of its net income for the year to date combined with its retained net income for the previous two years. The amount of dividends the Bank may pay may also be limited by certain covenant agreements and by the principles of prudent bank management. See Part II, Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for further discussion of dividend limitations.
Monetary Policy and Economic Control — The commercial banking business in which we engage is affected not only by general economic conditions, but also by the monetary policies of the Federal Reserve. Changes in the discount rate on member bank borrowing, availability of borrowing at the “discount window,” open market operations, the imposition of changes in reserve requirements against member banks’ deposits and assets of foreign branches, and the imposition of, and changes in, reserve requirements against certain borrowings by banks and their affiliates, are some of the tools of monetary policy available to the Federal Reserve. These monetary policies are used in varying combinations to influence overall growth and distributions of bank loans, investments, and deposits, and such use may affect interest rates charged on loans and leases or paid on deposits. The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks and are expected to do so in the future. The monetary policies of the Federal Reserve are influenced by various factors, including economic growth, inflation, unemployment, short-term and long-term changes in the international trade balance, and in the fiscal policies of the U.S. Government. Future monetary policies and the effect of such policies on our future business and earnings, and the effect on the future business and earnings of the Bank cannot be predicted.
Sarbanes-Oxley Act of 2002 — The Sarbanes-Oxley Act of 2002 (SOA) includes provisions intended to enhance corporate responsibility and protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws, and which increase penalties for accounting and auditing improprieties at public traded companies. The SOA generally applies to all companies, including 1st Source, that file or are required to file periodic reports with the SEC under the Exchange Act.
Among other things, the SOA also addresses functions and responsibilities of audit committees of public companies. The statute, by mandating certain stock exchange listing rules, makes the audit committee directly responsible for the appointment, compensation, and oversight of the work of the company’s outside auditor, and requires the auditor to report directly to the audit committee. The SOA authorizes each audit committee to engage independent counsel and other advisors, and requires a public company to provide the appropriate funding, as determined by its audit committee, to pay the company’s auditors and any advisors that its audit committee retains.

Consumer Financial Protection Laws — The Bank is subject to numerous federal and state consumer financial protection laws and regulations that extensively govern its transactions with consumers. These laws include, but are not limited to, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, and the Service Members Civil Relief Act. The Bank must also comply with applicable state usury and other credit and deposit related laws and regulations and other laws and regulations prohibiting unfair, deceptive and abusive acts and practices. These laws and regulations, among other things, require disclosures of the cost of credit and the terms of deposit accounts, prohibit discrimination in credit transactions, regulate the use of credit report information, restrict the Bank’s ability to raise interest rates and subject the Bank to substantial regulatory oversight. Violations of these laws may expose us to liability from potential lawsuits brought by affected customers. Federal bank regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce these consumer financial protection laws, in which case we may be subject to regulatory sanctions, civil money penalties, and customer rescission rights. Failure to comply with these laws may also cause the Federal Reserve or DFI to deny approval of any applications we may file to engage in merger and acquisition transactions with other financial institutions or open a new banking center.
Dodd-Frank Wall Street Reform and Consumer Protection Act — The Dodd-Frank Act, which was signed into law in 2010, significantly changed the regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that profoundly affected the regulation of community banks, thrifts, and small bank and thrift holding companies. Among other things, these provisions relax rules on interstate branching, allow financial institutions to pay interest on business checking accounts, and impose heightened capital requirements on bank and thrift holding companies. The Dodd-Frank Act also includes several corporate governance provisions that apply to all public companies, not just financial institutions. These include provisions mandating certain disclosures regarding executive compensation and provisions addressing proxy access by shareholders.
The Dodd-Frank Act also establishes the CFPB as an independent entity within the Federal Reserve, and the Act transferred to the CFPB primary responsibility for administering substantially all of the consumer compliance protection laws formerly administered by other federal agencies. The Dodd-Frank Act also authorizes the CFPB to promulgate consumer protection regulations that will apply to all entities, including banks, that offer consumer financial services or products. It also includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards, and pre-payment penalties.
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
Our allowance for credit losses may prove to be insufficient to absorb losses in our loan and lease portfolio — In the financial services industry, there is always a risk that certain borrowers may not repay borrowings. The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Our allowance for credit losses may not be sufficient to cover the loan and lease losses that we may actually incur. If we experience defaults by borrowers in any of our businesses, our earnings could be negatively affected. Changes in local economic conditions could adversely affect credit quality, particularly in our local business loan and lease portfolio. Changes in national or international economic conditions could also adversely affect the quality of our loan and lease portfolio and negate, to some extent, the benefits of national or international diversification through our Specialty Finance Group’s portfolio. In addition, bank regulatory agencies periodically review our allowance for credit losses and may require an increase in the provision for credit losses or the recognition of further loan or lease charge-offs based upon their judgments, which may be different from ours.
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
The coronavirus (COVID-19) outbreak has had an adverse impact on certain of our customers directly or indirectly. Entire industries within our loan and lease portfolio such as buses, auto rental and hotels have been impacted due to reduced demand related to quarantines and travel restrictions. Other industries within our loan and lease portfolio or the communities we serve are likely to experience similar disruptions and economic hardships as the current coronavirus pandemic persists. In addition, such events affect the stability of our deposit base, lead to mass layoffs and furloughs which could impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, result in lost revenue or cause us to incur additional expenses.
Additionally, the Federal Reserve has reduced interest rates substantially in an attempt to boost consumer spending due to the coronavirus pandemic which could have a sustained negative impact on our results of operations. The U.S. Congress has also passed massive stimulus packages (the “Coronavirus Aid, Relief, and Economic Security Act” and the “Coronavirus Response and Relief Supplemental Appropriations Act”) intended to provide relief to consumers and small businesses, however the effectiveness of these packages could be disrupted by operational challenges in successfully implementing all of their provisions in a timely manner and could ultimately prove to be insufficient in scale.

Even with operational precautions we have implemented such as mask utilization, social distancing and disinfection of surfaces, the continued spread or prolonged impact of the coronavirus could negatively impact the availability of key personnel or significant numbers of our staff, who are necessary to conduct our business. Such a continued spread or outbreak could also impact the business and operations of third party service providers who perform critical services for our business. Similarly, the adverse impacts already seen by our commercial and retail customers from the pandemic, may be exacerbated or more prolonged than we currently anticipate. If the coronavirus spreads or the containment and mitigation response is unsuccessful for a prolonged period of time, we could experience a material adverse effect on our business, financial condition, and results of operations.
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
We have a significant number of loans and other financial instruments with attributes that are either directly or indirectly influenced by LIBOR. The impact of the transition away from LIBOR may adversely affect revenues, expenses and the value of those financial instruments. Such transition may also result in litigation with counterparties impacted by the transition as well as increased regulatory scrutiny and other adverse consequences. Any replacement benchmark ultimately adopted as a substitute for LIBOR may behave differently than LIBOR in a manner detrimental to our financial performance.

We convened a transition committee in 2019 to monitor market developments and implement a transition plan. Existing loans impacted by the transition are actively tracked, appropriate legal fallback language has been created and incorporated into documentation where appropriate and the we are an adhering party to the ISDA IBOR Fallbacks Protocol. We will continue to evaluate various alternatives should the industry fail to coalesce around a single suitable substitute. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.
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

Technology security breaches — Information security risks have increased due to the sophistication and activities of organized crime, hackers, terrorists and other external parties and the use of online, telephone, and mobile banking channels by clients. Any compromise of our security could deter our clients from using our banking services. We rely on security systems to provide the protection and authentication necessary to secure transmission of data against damage by theft, fire, power loss, telecommunications failure or similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms, and other disruptive problems caused by hackers. Computer break-ins, phishing and other disruptions of customer or vendor systems could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure. We maintain a cyber insurance policy that is designed to cover a majority of loss resulting from cyber security breaches.
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
Our accounting estimates rely on analytical and forecasting models — The processes we use to estimate our allowance for credit losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depend upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. Any such failure in our analytical or forecasting models could have a material adverse effect on our business, financial condition and results of operations.
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
 Item 1B. Unresolved Staff Comments.
None
Item 2. Properties.
Our headquarters building is located in downtown South Bend, Indiana. The building is part of a larger complex, including a 300-room hotel and a 500-car parking garage. In September 2019, we extended the lease on this property through September 2027. As of December 31, 2020, 1st Source leases approximately 71% of the office space in this complex.
At December 31, 2020, we owned or leased property and/or buildings where 1st Source Bank’s 79 banking centers were located. Our facilities are located in Allen, DeKalb, Elkhart, Fulton, Huntington, Kosciusko, LaPorte, Marshall, Porter, Pulaski, St. Joseph, Starke, Tippecanoe, Wells, and Whitley Counties in the State of Indiana, Berrien, Cass, and Kalamazoo Counties in the State of Michigan, and Sarasota County in the state of Florida. 1st Source Bank also owns approximately 35 acres in St. Joseph County of which approximately 29 acres have been approved by the Board for development and construction of an operations and training facility. We are marketing the remaining six acres for sale. We anticipate moving forward with construction in 2021 subject to receiving appropriate agreements, approvals and authorizations from local city and county building and economic development authorities. Additionally, we utilize an operations center for business operations. The Bank leases additional property and/or buildings to and from third parties under lease agreements negotiated at arms-length.
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
Item 4. Mine Safety Disclosures.
None
Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the NASDAQ Global Select Market under the symbol “SRCE.” As of February 12, 2021, there were 1,529 holders of record of 1st Source common stock.
Comparison of Five Year Cumulative Total Return*
Among 1st Source, Morningstar Market Weighted NASDAQ Index** and Peer Group Index***

300
270
240
210
180
150
120
90
2015
2016
2017
2018
2019
2020
1st Source Corporation
NASDAQ Index
SRCE Peer Group
100
100
100
148
134
109
166
147
141
138
137
122
187
182
159
272
146
142

* Assumes $100 invested on December 31, 2015, in 1st Source Corporation common stock, NASDAQ market index, and peer group index.
** The Morningstar Weighted NASDAQ Index Return is calculated using all companies which trade as NASD Capital Markets, NASD Global Markets or NASD Global Select. It includes both domestic and foreign companies. The index is weighted by the then current shares outstanding and assumes dividends reinvested. The return is calculated on a monthly basis.
*** The peer group is a market-capitalization-weighted stock index of 34 banking companies in Illinois, Indiana, Michigan, Ohio, and Wisconsin. The following company included in this peer group in last year’s annual report has not been included this year, due to being acquired during 2020: Mutual First Financial, Inc.
NOTE: Total return assumes reinvestment of dividends.
The following table shows our share repurchase activity during the three months ended December 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs
October 01 - 31, 2020	—	$—	—	859,374
November 01 - 30, 2020	92,885	37.86	92,885	766,489
December 01 - 31, 2020	73,561	39.40	73,561	692,928

*1st Source maintains a stock repurchase plan that was authorized by the Board of Directors on July 24, 2014. Under the terms of the plan, 1st Source may repurchase up to 2,000,000 shares of its common stock from time to time to mitigate the potential dilutive effects of stock-based incentive plans and other potential uses of common stock for corporate purposes. Since the inception of the plan, 1st Source has repurchased a total of 1,307,072 shares.
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

(Dollars in thousands, except per share amounts)	2020	2019	2018	2017	2016
Interest income	$263,031	$282,877	$257,316	$212,385	$191,760
Interest expense	37,211	59,011	43,410	26,754	22,101
Net interest income	225,820	223,866	213,906	185,631	169,659
Provision for credit losses	36,001	15,833	19,462	8,980	5,833
Net interest income after provision for credit losses	189,819	208,033	194,444	176,651	163,826
Noninterest income	103,889	101,130	97,050	98,706	88,945
Noninterest expense	187,367	189,009	186,467	173,997	163,645
Income before income taxes	106,341	120,154	105,027	101,360	89,126
Income taxes	24,880	28,139	22,613	33,309	31,340
Net income	81,461	92,015	82,414	68,051	57,786
Net income available to common shareholders	$81,437	$91,960	$82,414	$68,051	$57,786

Assets at year-end	$7,316,411	$6,622,776	$6,293,745	$5,887,284	$5,486,268
Long-term debt and mandatorily redeemable securities at year-end	81,864	71,639	71,123	70,060	74,308
Shareholders’ equity at year-end	886,845	828,277	762,082	718,537	672,650
Basic net income per common share	3.17	3.57	3.16	2.60	2.22
Diluted net income per common share	3.17	3.57	3.16	2.60	2.22
Cash dividends per common share	1.13	1.10	0.96	0.76	0.72
Dividend payout ratio	35.65%	30.81%	30.48%	29.23%	32.45%
Return on average assets	1.14%	1.41%	1.34%	1.21%	1.08%
Return on average common shareholders’ equity	9.41%	11.50%	11.09%	9.69%	8.71%
Average common shareholders’ equity to average assets	12.15%	12.25%	12.08%	12.46%	12.38%
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
All written or oral forward-looking statements that are made by or attributable to us are expressly qualified in their entirety by this cautionary notice. We have no obligation, and do not undertake, to update, revise, or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made. We have expressed our expectations, beliefs, and projections in good faith and we believe they have a reasonable basis. However, we make no assurances that our expectations, beliefs, or projections will be achieved or accomplished. The results or outcomes indicated by our forward-looking statements may not be realized due to a variety of factors, including, without limitation, the following:
•Local, regional, national, and international economic conditions and the impact they may have on us and our clients and our assessment of that impact.

•Changes in the level of nonperforming assets and charge-offs.
•Changes in estimates of future cash reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements.
•The effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board.
•Inflation, interest rate, securities market, and monetary fluctuations.
•Political instability.
•Acts of war or terrorism.
•The spread of infectious diseases or pandemics.
•Substantial changes in the cost of fuel.
•The timely development and acceptance of new products and services and perceived overall value of these products and services by others.
•Changes in consumer spending, borrowings, and savings habits.
•Changes in the financial performance and/or condition of our borrowers.
•Technological changes.
•Acquisitions and integration of acquired businesses.
•The ability to increase market share and control expenses.
•The ability to expand effectively into new markets that we target.
•Changes in the competitive environment among bank holding companies.
•The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities, and insurance) with which we and our subsidiaries must comply.
•The effect of changes in accounting policies and practices and auditing requirements, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standard setters.
•Changes in our organization, compensation, and benefit plans.
•The costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquires and the results of regulatory examinations or reviews.
•Greater than expected costs or difficulties related to the integration of new products and lines of business.
•Our success at managing the risks described in Item 1A. Risk Factors.
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
We have identified the following two policies as being critical because they require management to make particularly difficult, subjective, and/or complex estimates or judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the determination of the allowance for loan and lease losses and fair value measurements. Management believes it has used the best information available to make the estimations or judgments necessary to value the related assets and liabilities. Actual performance that differs from estimates or judgments and future changes in the key variables could change future valuations and impact net income. Management has reviewed the application of these policies with the Audit Committee of the Board of Directors. Following is a discussion of the areas we view as our most critical accounting policies.

Allowance for Credit Losses — The allowance for credit losses represents management’s estimate of expected credit losses over the expected contractual life of our existing loan and lease portfolio and the establishment of an allowance that is sufficient to absorb those losses. As of December 31, 2020, we adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which replaces the incurred loss methodology with an expected loss methodology that is referred to as current expected credit losses (CECL). We elected to delay adoption from January 1, 2020 until year-end (as provided by the CARES Act) principally to gain a better understanding of how the CECL model reacts to the severely adverse conditions as a result of the COVID-19 pandemic. The new accounting standard is being implemented at a time when we are experiencing conditions without historical precedent. Determining the appropriateness of the allowance is complex and requires judgement by management about the effect of matters that are inherently uncertain. In determining an appropriate allowance, management makes numerous judgments, assumptions, and estimates which are inherently subjective, as they require material estimates that may be susceptible to significant change. These estimates are derived based on continuous review of the loan and lease portfolio, assessments of client performance, movement through delinquency stages, probability of default, losses given default, collateral values, and disposition, as well as expected cash flows, economic forecasts, and qualitative factors, such as changes in current economic conditions.
As stated in Note 1, we segment our loan and lease portfolios based on similar risk characteristics for collective evaluation using a non-discounted cash flow approach to estimate expected losses. We use a cohort cumulative loss methodology for select loan and lease segments. The cohort methodology has a steady state assumption. For other segments, we use a PD/LGD (probability of default/loss given default) model which aligns well with our internal risk rating system. When we observe limitations in the data or models, we use model overlays to make adjustments to model outputs to capture a particular risk or compensate for a known limitation, or in the case of the cohort model, changes in the steady state assumptions. Actual losses may differ from estimated amounts due to model inefficiencies or management’s inability to adequately determine appropriate model adjustment factors.
The new accounting standard further requires management to use forecasts about future economic conditions to determine the expected credit losses over the remaining life of the asset. Forecast adjustments are fundamentally difficult to establish and, in the current environment, due to uncertainty given the national pandemic and the political landscape, the task is even more formidable. Patterns from our history of normal business cycles are far less analogous to present economic conditions and consequently less relevant. We use a two-year reasonable and supportable period across all loan and lease segments to forecast economic conditions. We believe the two-year time horizon aligns with available industry guidance and various forecasting sources. Following this two-year forecasting period, we use a two-year reversion period to revert forecast rates to historical loss rates.
In assessing the factors used to derive an appropriate allowance, management benefits from a lengthy organizational history and experience with credit decisions and related outcomes, but is new to the application of CECL. We have been diligent in our efforts to gain a thorough understanding of the accounting standard, and have reviewed our portfolios, loan segmentations, methodologies and models and believe we have made appropriate and prudent decisions. Nonetheless, if management’s underlying assumptions prove to be inaccurate, the allowance for loan and lease losses would have to be adjusted. Our accounting policies related to the allowance for credit losses is disclosed in Note 1 under the heading “Allowance for Credit Losses.”
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
Operational Impact
Pursuant to our preexisting disaster recovery plan addressing potential pandemic outbreaks, we created a dedicated executive COVID-19 response team that is closely monitoring developments and providing guidance for additional precautions and initiatives. We have divided departments among various locations to help ensure that infection will not spread across entire departments. We are encouraging virtual meetings and conference calls in place of in-person meetings, including our annual shareholder meeting which was held virtually this year and will again be held virtually in 2021. Employees with health conditions putting them at higher risk of adverse effects from coronavirus infection have been given the opportunity to work remotely. Additionally, travel has been restricted. We are promoting social distancing, frequent hand washing, disinfection of all surfaces, and the use of masks or nose and mouth coverings have been mandated in all of our locations. The majority of our banking center lobbies have been open only for advance appointments. Banking center drive-ups, ATMs and online/mobile banking services continue to operate normally. It remains undetermined how long our banking centers will operate at these service levels. Infection rates in the communities we serve vary by region and we will make prudent decisions for the safety of our colleagues and our clients.
Loan and lease modifications
We began receiving requests from our borrowers for loan and lease deferrals in March. Modifications include the deferral of principal payments or the deferral of principal and interest payments for terms generally 90 - 180 days. Requests are evaluated individually and approved modifications are based on the unique circumstances of each borrower. We are committed to working with our clients to allow time to work through the challenges of this pandemic. At this time, it is uncertain what future impact loan and lease modifications related to COVID-19 difficulties will have on our financial condition, results of operations and allowance for loan and lease losses. The following table shows coronavirus loan and lease modification balances in deferment as of December 31, 2020, September 30, 2020 and June 30,2020, respectively.

	COVID-19 Related Loan and Lease Modifications
(Dollars in millions)	December 31, 2020	September 30, 2020	June 30, 2020
Auto and light truck rental	$5	$22	$224
Specialty vehicle(1)	21	23	75
Medium and heavy duty truck	—	5	87
Aircraft	13	13	93
Construction	7	—	139
Commercial	83	63	210
Residential real estate and home equity	—	—	4
Consumer	—	—	8
Total loans and leases	$129	$126	$840
(1) Includes buses, step vans and funeral cars.

The following table shows the coronavirus loan and lease modification balances by deferral type as of December 31, 2020.

(Dollars in millions)	Principal Only Deferrals	Principal and Interest Deferrals	Total Modifications in Deferment	Additional Modifications Expected(1)	Total Modifications	Recorded Investment at December 31, 2020	Total Modifications as a % of December 31, 2020 Balance
Auto and light truck rental	$1	$4	$5	$1	$6	$409	1%
Specialty vehicle(2)	19	2	21	20	41	133	31%
Medium and heavy duty truck	—	—	—	—	—	279	—%
Aircraft	13	—	13	—	13	861	2%
Construction	7	—	7	—	7	715	1%
Commercial	20	63	83	18	101	2,449	4%
Residential real estate and home equity	—	—	—	—	—	511	—%
Consumer	—	—	—	—	—	132	—%
Total loans and leases	60	69	129	39	168	5,489	3%
PPP loans, net of unearned discount(3)	—	—	—	—	—	352	—%
Total loans and leases less PPP loans	$60	$69	$129	$39	$168	$5,137	3%
(1) Represents modifications which ended deferment during December 2020 and are in the process of receiving or expected to receive an extension.
(2) Includes buses, step vans and funeral cars.
(3) PPP loan balances are located within the Commercial category above.
As of December 31, 2020, COVID-19 related loan modifications for our bus lending were $40.23 million or 56.27% (includes $19.77 million whose modification period ended during December but we expect to grant further extensions) of our total bus loan balances. COVID-19 related loan modifications for the hotel industry were $79.97 million or 50.69% (includes $12.33 million whose modification period ended during December but we expect to grant further extensions) of our total hotel loan balances. Hotel loans are shown within the Commercial category in the charts above and below.
With the imposition of travel restrictions as a result of taking steps to slow the spread of COVID-19, our bus clients were immediately impacted resulting in numerous deferral requests. We initially granted three-month deferrals to many of these clients, most of which were principal and interest deferrals. During the year, we sent questionnaires to all of our bus clients in order to gain a better understanding of their situation, their customer base and the likely long-term impact of the economic downturn on their business model, i.e. their ability to withstand reduced revenue for an extended period of time. We differentiated our bus clients based on the underlying risks in their business models and management teams. In order to differentiate collateral types, we created tiers from more desirable to less desirable collateral pools and valued the units accordingly, using deeper discount rates against collateral deemed less desirable. We tried to assess our client’s outlook and their ability to manage through several more months of extreme distress. We gathered information on how they are maintaining their assets and if the units are currently insured. We are diligently working with these clients to try to keep them in business. The CARES Act did not provide much benefit to this sector, however the recently enacted Coronavirus Response and Relief Supplemental Appropriations Act offers targeted transportation funds which are expected to afford some relief. We have extended three rounds of three-month deferrals and will continue to agree to a fourth round of deferrals if we think that our borrowers can continue to support the maintenance and insurance of their units. Generally, this round we are granting principal only deferrals and extending the deferral period for six months in the hopes that activity will begin to increase during the summer months of 2021. Our intent is to repossess collateral as a last result. If the borrower cannot maintain the assets, we will move to take them back either voluntarily or by legal action. We expect long holding periods until we will be able to sell any repossessed units. So far, we have limited repossessed bus assets, $1.09 million as of December 31, 2020, but this number will likely increase.

The following table shows the coronavirus loan and lease modification balances. Modification terms generally ranged between three and six months depending on industry.

	First Modification			Second Modification			Three or More Modifications
(Dollars in millions)	Expired	In Deferment	Total	Expired	In Deferment(1)	Total	Expired	In Deferment(1)	Total
Auto and light truck rental	$273	$1	$274	$78	$4	$82	$20	$1	$21
Specialty vehicle(2)	89	—	89	74	2	76	44	39	83
Medium and heavy duty truck	89	—	89	5	—	5	—	—	—
Aircraft	97	—	97	17	13	30	—	—	—
Construction	144	7	151	9	—	9	1	—	1
Commercial	208	45	253	22	49	71	8	7	15
Residential real estate and home equity	7	—	7	—	—	—	—	—	—
Consumer	9	—	9	—	—	—	—	—	—
Total loans and leases	$916	$53	$969	$205	$68	$273	$73	$47	$120
(1) Includes modifications which ended deferment during December 2020 and are in the process of receiving or expected to receive an extension.
(2) Includes buses, step vans and funeral cars.
Paycheck Protection Program (PPP) and Liquidity
As part of the CARES Act, approved by the President on March 27, 2020 and extended on July 4, 2020, the Small Business Administration (SBA) was authorized to guarantee loans under the PPP through August 8, 2020 for businesses who met the necessary eligibility requirements in order to keep their workers on the payroll. We began accepting applications on April 3, 2020 and disbursed the final PPP loan on August 25, 2020. PPP loans are fully guaranteed by the SBA and as such do not represent a credit risk. The following table shows PPP loan disbursements as of December 31, 2020.

	Number of Loans	$ of Loans (000's)	Average Loan Size
Phase One	2,024	$520,583	$257,000
Phase Two	1,516	76,868	51,000
Total	3,540	$597,451	$169,000
As of December 31, 2020, PPP loan balances were $351.56 million which is net of an unearned discount of $6.37 million and located within the commercial and agricultural portfolio. At December 31, 2020, specialty finance customers had $78.35 million of PPP loans and traditional commercial banking customers had $273.21 million of PPP loans.
On October 8, 2020, the SBA announced a streamlined loan forgiveness application for loans $50,000 or less. Of the 3,540 PPP loans we originated, 1,972 loans were for $50,000 or less. As of December 31, 2020, we had helped our clients secure forgiveness for $236.25 million and had submitted loan forgiveness requests to the SBA for over 60% of the total PPP loans amounts we funded during 2020.
On April 9, 2020, the FDIC, Federal Reserve and OCC created the Paycheck Protection Program Liquidity Facility (PPPLF) to bolster the effectiveness of the PPP by providing liquidity to and neutralizing the regulatory capital effects on participating financial institutions. As of December 31, 2020, we had not utilized the PPPLF.
Asset impairment
Our MSRs have experienced a decrease in their fair value as of December 31, 2020 resulting in year-to-date impairment charges of $0.81 million due to lower mortgage rates leading to faster prepayment speeds. We will continue to evaluate MSRs at each reporting date to determine whether further valuation allowances are appropriate.
We evaluate goodwill for impairment during the fourth quarter of each year, with financial data as of September 30. Based on the analysis performed as of October 1, 2019, we determined that goodwill for our reporting units was not impaired. During the first quarter of 2020, management determined that the deterioration in general economic conditions as a result of the COVID-19 pandemic and responses thereto represented a triggering event prompting an evaluation of goodwill impairment. Based on the analyses performed during the first, second, third, and fourth quarters of 2020, we determined that goodwill was not impaired.
At this time, we do not believe there exists any impairment to our intangible assets, long-lived assets, right of use assets, or available-for-sale investment securities due to the COVID-19 pandemic. It is uncertain whether prolonged effects of the COVID-19 pandemic will result in future impairment charges related to any of the aforementioned assets.

Risks
See Part I. Business, Item 1A, Risk Factors for more information.
Allowance for loan and lease losses
During 2020, we experienced increasing downgrades and defaults as a result of COVID-19 as evidenced by increasing special attention and nonperforming loan balances. Special attention loan balances increased $76.22 million since December 31, 2019 and we anticipate special attention levels to remain high with further downgrades in 2021. Likewise, nonperforming loans increased $50.41 million since last year-end. We are in communication with our clients to gain a better understanding of our highest risk exposures and probable defaults. As a result of the discussions with our clients, we downgraded an additional 39 bus accounts to special attention and placed several of these accounts on nonaccrual status. We anticipate defaults to continue into 2021 but at a reduced pace. Furthermore, the bus collateral may be difficult to liquidate, particularly in this environment. We believe our auto rental customers will continue to struggle; however, vehicle auctions are well established and are an effective means of liquidating collateral and used vehicle values, to date, have remained strong, so our loss exposure is well managed. Some of our construction clients are impacted by low commodity prices, particularly for oil, which recently has shown some improvement. Our local market clients have been buoyed in the short-term with funds from the PPP program. The passage of the Coronavirus Response and Relief Supplemental Appropriations Act in late December will provide further stimulus for many of these clients. Thus far, we have not seen many downgrades or defaults in our commercial lending, but we anticipate this could change particularly as businesses continue to struggle. During the last recession, we also noted a delayed impact on our commercial lending as compared to our specialty finance lending. Our losses for 2020 were moderate. We continue to maintain the allowance for loan and lease losses at an appropriate level as we anticipate some of the current and future downgrades and defaults will eventually result in losses.
See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Credit Experience” and Part II, Item 8, Financial Statements and Supplementary Data — Note 5 of the Notes to Consolidated Financial Statements for more information.
EARNINGS SUMMARY
Net income available to common shareholders in 2020 was $81.44 million, down from $91.96 million in 2019 and down from $82.41 million in 2018. Diluted net income per common share was $3.17 in 2020, $3.57 in 2019, and $3.16 in 2018. Return on average total assets was 1.14% in 2020 compared to 1.41% in 2019, and 1.34% in 2018. Return on average common shareholders’ equity was 9.41% in 2020 versus 11.50% in 2019, and 11.09% in 2018.
Net income in 2020, as compared to 2019, was positively impacted by a $1.95 million or 0.87% increase in net interest income, a $2.76 million or 2.73% increase in noninterest income, a $1.64 million or 0.87% decrease in noninterest expense, and a $3.26 million or 11.58% decrease in income tax expense which was offset by a $20.17 million or 127.38% increase in provision for credit losses. Net income in 2019 was positively impacted by a $9.96 million or 4.66% increase in net interest income, a $4.08 million or 4.20% increase in noninterest income, and a $3.63 million or 18.65% decrease in provision for credit losses which was offset by a $5.53 million or 24.44% increase in income tax expense and a $2.54 million or 1.36% increase in noninterest expense over 2018.
Dividends paid on common stock in 2020 amounted to $1.13 per share, compared to $1.10 per share in 2019, and $0.96 per share in 2018. The level of earnings reinvested and dividend payouts are determined by the Board of Directors based on management’s assessment of future growth opportunities and the level of capital necessary to support them.
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
Net interest margin (the ratio of net interest income to average earning assets) is significantly affected by movements in interest rates and changes in the mix of earning assets and the liabilities that fund those assets. Net interest margin on a fully taxable- equivalent basis was 3.39% in 2020, compared to 3.68% in 2019 and 3.73% in 2018. Net interest income was $225.82 million for 2020, compared to $223.87 million for 2019 and $213.91 million for 2018. Tax-equivalent net interest income totaled $226.36 million for 2020, up $1.81 million from the $224.55 million reported in 2019. Tax-equivalent net interest income for 2019 was up $9.84 million from the $214.71 reported for 2018.

During 2020, average earning assets increased $579.57 million or 9.49% while average interest-bearing liabilities increased $105.64 million or 2.38% over the comparable period in 2019. The yield on average earning assets decreased 71 basis points to 3.94% for 2020 from 4.65% for 2019 primarily due to lower rates on loans and leases. Total cost of average interest-bearing liabilities decreased 51 basis points to 0.82% during 2020 from 1.33% in 2019 as a result of the lower interest rate environment during 2020. The result to the fully taxable-equivalent net interest margin was a decrease of 29 basis points.
The largest contributor to the decrease in the yield on average earning assets in 2020 was the 72 basis point decline in the loan and lease portfolio yield primarily due to market conditions as a result of 2020 Federal Reserve interest rate decreases. Average net loans and leases increased $463.28 million or 9.27% in 2020 from 2019 while the yield decreased to 4.44%. The largest contributor to the increase in average net loans and leases was Paycheck Protection Program average loan balances of $376.43 million in 2020. Although the stated interest rate on PPP loans was 1.0%, the PPP impact on the overall loan and lease yield was immaterial due to the recognition of $12.06 million in related loan fees during 2020.
During 2020, the tax-equivalent yield on investment securities available-for-sale decreased 42 basis points to 1.81% while the average balance grew $43.40 million. Average mortgages held for sale increased $5.03 million during 2020 while the yield decreased 100 basis points. Average other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank (FHLB) stock and commercial paper increased $67.87 million during 2020 while the yield decreased 211 basis points. The decrease in yield for mortgages held for sale and other investments was primarily a result of higher outstanding balances at lower rates.
Average interest-bearing deposits increased $100.81 million or 2.46% during 2020 while the effective rate paid on those deposits decreased 51 basis points. The decline in the average cost of interest-bearing deposits was primarily the result of lower rates and a shift in the deposit mix. Average noninterest-bearing demand deposits increased $359.06 million or 30.65% during 2020.
Average short-term borrowings decreased $4.75 million during 2020 while the effective rate paid decreased 68 basis points. The decrease in short-term borrowings was primarily the result of decreased borrowings with the Federal Home Loan Bank. Average long-term debt and mandatorily redeemable securities balances increased $9.58 million during 2020 as the effective rate decreased 53 basis points primarily due to lower rates on mandatorily redeemable securities.

The following table provides an analysis of net interest income and illustrates interest income earned and interest expense charged for each major component of interest earning assets and the interest bearing liabilities. Yields/rates are computed on a tax-equivalent basis, using a 21% rate. Nonaccrual loans and leases are included in the average loan and lease balance outstanding.

	2020			2019			2018
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
ASSETS
Investment securities available-for-sale:
Taxable	$1,009,794	$18,080	1.79%	$945,396	$20,946	2.22%	$861,733	$19,356	2.25%
Tax-exempt(1)	48,266	1,105	2.29%	69,263	1,662	2.40%	90,079	2,293	2.55%
Mortgages held for sale	20,628	600	2.91%	15,601	610	3.91%	8,190	372	4.54%
Loans and leases, net of unearned discount(1)	5,463,436	242,505	4.44%	5,000,161	258,113	5.16%	4,755,256	234,450	4.93%
Other investments	142,122	1,284	0.90%	74,252	2,232	3.01%	46,503	1,648	3.54%
Total earning assets(1)	6,684,246	263,574	3.94%	6,104,673	283,563	4.65%	5,761,761	258,119	4.48%
Cash and due from banks	71,626			67,726			64,853
Allowance for loan and lease losses	(130,776)			(105,340)			(99,258)
Other assets	494,913			461,215			424,083
Total assets	$7,120,009			$6,528,274			$6,151,439

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$4,205,904	$30,459	0.72%	$4,105,097	$50,495	1.23%	$3,893,999	$34,631	0.89%
Short-term borrowings	201,165	517	0.26%	205,911	1,934	0.94%	265,041	2,838	1.07%
Subordinated notes	58,764	3,367	5.73%	58,764	3,677	6.26%	58,764	3,625	6.17%
Long-term debt and mandatorily redeemable securities	80,715	2,868	3.55%	71,133	2,905	4.08%	70,813	2,316	3.27%
Total interest-bearing liabilities	4,546,548	37,211	0.82%	4,440,905	59,011	1.33%	4,288,617	43,410	1.01%
Noninterest-bearing deposits	1,530,698			1,171,639			1,069,664
Other liabilities	145,807			106,945			49,791
Shareholders’ equity	865,278			799,736			743,173
Noncontrolling interests	31,678			9,049			194
Total liabilities and equity	$7,120,009			$6,528,274			$6,151,439
Less: Fully tax-equivalent adjustments		(543)			(686)			(803)
Net interest income/margin (GAAP-derived)(1)		$225,820	3.38%		$223,866	3.67%		$213,906	3.71%
Fully tax-equivalent adjustments		543			686			803
Net interest income/margin - FTE(1)		$226,363	3.39%		$224,552	3.68%		$214,709	3.73%
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

(Dollars in thousands)		2020	2019	2018
Calculation of Net Interest Margin
(A)	Interest income (GAAP)	$263,031	$282,877	$257,316
	Fully tax-equivalent adjustments:
(B)	- Loans and leases	333	375	367
(C)	- Tax-exempt investment securities	210	311	436
(D)	Interest income - FTE (A+B+C)	263,574	283,563	258,119
(E)	Interest expense (GAAP)	37,211	59,011	43,410
(F)	Net interest income (GAAP) (A-E)	225,820	223,866	213,906
(G)	Net interest income - FTE (D-E)	226,363	224,552	214,709
(H)	Total earning assets	$6,684,246	$6,104,673	$5,761,761
	Net interest margin (GAAP-derived) (F/H)	3.38%	3.67%	3.71%
	Net interest margin - FTE (G/H)	3.39%	3.68%	3.73%

The change in interest due to both rate and volume illustrated in the following table has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. The following table shows changes in tax-equivalent interest earned and interest paid, resulting from changes in volume and changes in rates.

	Increase (Decrease) due to
(Dollars in thousands)	Volume	Rate	Net
2020 compared to 2019
Interest earned on:
Investment securities available-for-sale:
Taxable	$1,355	$(4,221)	$(2,866)
Tax-exempt	(484)	(73)	(557)
Mortgages held for sale	169	(179)	(10)
Loans and leases, net of unearned discount	22,581	(38,189)	(15,608)
Other investments	1,232	(2,180)	(948)
Total earning assets	$24,853	$(44,842)	$(19,989)
Interest paid on:
Interest-bearing deposits	$1,211	$(21,247)	$(20,036)
Short-term borrowings	(44)	(1,373)	(1,417)
Subordinated notes	—	(310)	(310)
Long-term debt and mandatorily redeemable securities	365	(402)	(37)
Total interest-bearing liabilities	$1,532	$(23,332)	$(21,800)
Net interest income - FTE	$23,321	$(21,510)	$1,811

2019 compared to 2018
Interest earned on:
Investment securities available-for-sale:
Taxable	$1,857	$(267)	$1,590
Tax-exempt	(506)	(125)	(631)
Mortgages held for sale	296	(58)	238
Loans and leases, net of unearned discount	12,371	11,292	23,663
Other investments	864	(280)	584
Total earning assets	$14,882	$10,562	$25,444
Interest paid on:
Interest-bearing deposits	$1,967	$13,897	$15,864
Short-term borrowings	(583)	(321)	(904)
Subordinated notes	—	52	52
Long-term debt and mandatorily redeemable securities	11	578	589
Total interest-bearing liabilities	$1,395	$14,206	$15,601
Net interest income - FTE	$13,487	$(3,644)	$9,843

Noninterest Income — Noninterest income increased $2.76 million or 2.73% in 2020 from 2019 following a $4.08 million or 4.20% increase in 2019 over 2018. The following table shows noninterest income for the most recent three years ended December 31.

(Dollars in thousands)	2020	2019	2018
Noninterest income:
Trust and wealth advisory	$21,114	$20,692	$21,071
Service charges on deposit accounts	9,485	11,010	10,454
Debit card	14,983	14,209	13,369
Mortgage banking	15,674	4,698	3,844
Insurance commissions	7,025	6,761	6,502
Equipment rental	23,380	30,741	31,793
Gains (losses) on investment securities available-for-sale	279	—	(345)
Other	11,949	13,019	10,362
Total noninterest income	$103,889	$101,130	$97,050

Trust and wealth advisory fees (which include investment management fees, estate administration fees, mutual fund fees, annuity fees, and fiduciary fees) increased $0.42 million or 2.04% in 2020 from 2019 compared to a $0.38 million or 1.80% decrease in 2019 over 2018. Trust and wealth advisory fees are largely based on the number and size of client relationships and the market value of assets under management. The market value of trust assets under management at December 31, 2020 and 2019 was $4.74 billion and $4.48 billion, respectively. Stock market recoveries during the fourth quarter of 2020 helped improve the market value of trust assets under management. At December 31, 2020, these trust assets were comprised of $3.04 billion of personal and agency trusts and estate administration assets, $1.09 billion of employee benefit plan assets, $485.03 million of individual retirement accounts, and $120.76 million of custody assets.
Service charges on deposit accounts decreased by $1.53 million or 13.85% in 2020 from 2019 compared to an increase of $0.56 million or 5.32% in 2019 from 2018. The decrease in service charges on deposit accounts in 2020 was primarily due to a lower volume of nonsufficient fund transactions and reduced ATM fees. The increase in service charges on deposit accounts in 2019 primarily reflects a higher volume of nonsufficient fund transactions.
Debit card income improved $0.77 million or 5.45% in 2020 from 2019 compared to an increase of $0.84 million or 6.28% in 2019 from 2018. The increase in 2020 and 2019 was mainly the result of an increased volume of debit card transactions.
Mortgage banking income increased $10.98 million or 233.63% in 2020 over 2019, compared to a $0.85 million or 22.22% increase in 2019 from 2018. We had $0.81 million of MSR impairment in 2020 as a result of increased prepayment speeds compared to none in 2019 or 2018. During 2020, 2019 and 2018, we determined that no permanent write-down was necessary for previously recorded impairment on MSRs. During 2020, mortgage banking income increased primarily due to better margins on a higher volume of loan sales as a result of more loans originated for the secondary market offset by the $0.81 million of MSR impairment charges. During 2019, mortgage banking income increased primarily due to improved gains on a higher volume of loans sold as a result of more loans originated for the secondary market.
Insurance commissions grew $0.26 million or 3.90% in 2020 compared to 2019 and improved $0.26 million or 3.98% in 2019 compared to 2018. The increase in 2020 was primarily due to new business offset by a reduction in contingent commissions received. The increase in insurance commissions during 2019 was mainly due to an increase in the book of business and higher contingent commissions received resulting from increased sales and lower client claims.
Equipment rental income generated from operating leases decreased by $7.36 million or 23.95% during 2020 from 2019 compared to a decrease of $1.05 million or 3.31% during 2019 from 2018. The average equipment rental portfolio decreased 23.36% in 2020 over 2019 as a result of reduced leasing volume primarily in the construction equipment, aircraft, and auto and light truck portfolios and decreased 3.48% in 2019 over 2018 as a result of reduced leasing volume primarily in the construction and medium and heavy duty truck portfolios offset by a slight increase in the specialty vehicle portfolio. In 2020 and 2019, the decrease in rental income was offset by a similar decrease in depreciation on equipment owned under operating leases.
Gains on the sale of investment securities available-for-sale during 2020 were $0.28 million. There were no sales of investment securities available-for-sale for the year ended 2019. Sales of investment securities available-for-sale resulted in net losses of $0.35 million for the year ended 2018. Gains on the sale of investment securities available-for-sale in 2020 were primarily from the sale of corporate securities in managing portfolio risk. During 2018, losses on the sale of investment securities available-for-sale were primarily the result of repositioning the investment portfolio during the first quarter in response to tax reform.
Other income decreased $1.07 million or 8.22% in 2020 from 2019 compared to an increase of $2.66 million or 25.64% in 2019 from 2018. The decline in 2020 was mainly a result of nonrecurring rental income on a repossessed asset of $0.96 million during 2019, which was not present in 2020, and a decrease in customer swap fees offset by higher gains on partnership investments. The improvement in 2019 was mainly a result of nonrecurring rental income on a repossessed asset of $0.96 million, higher claim proceeds from bank owned life insurance, and an increase in customer swap fees. The increase was also helped by personal property tax reimbursements on leased equipment from lessees of $0.73 million that were reported gross as required by the new leasing standard effective January 1, 2019.

Noninterest Expense — Noninterest expense decreased $1.64 million or 0.87% in 2020 over 2019 following a $2.54 million or 1.36% increase in 2019 from 2018. The following table shows noninterest expense for the most recent three years ended December 31.

(Dollars in thousands)	2020	2019	2018
Noninterest expense:
Salaries and employee benefits	$101,556	$97,098	$93,857
Net occupancy	10,276	10,528	10,041
Furniture and equipment	25,688	24,815	23,433
Depreciation — leased equipment	20,203	25,128	26,248
Professional fees	6,317	6,952	7,680
Supplies and communications	5,563	6,454	6,320
FDIC and other insurance	2,606	1,795	2,923
Business development and marketing	4,157	6,303	6,112
Loan and lease collection and repossession	3,099	3,402	3,375
Other	7,902	6,534	6,478
Total noninterest expense	$187,367	$189,009	$186,467
Total salaries and employee benefits increased $4.46 million or 4.59% in 2020 from 2019, following a $3.24 million or 3.45% increase in 2019 from 2018.
Employee salaries increased $4.71 million or 6.03% in 2020 from 2019 compared to an increase of $1.00 million or 1.29% in 2019 from 2018. The increase in 2020 was mainly a result of higher base salaries due to normal merit increases, a rise in commission compensation primarily in our residential mortgage area as well as a one-time special award made to most employees at the end of 2020 as recognition for the dedication they have shown in serving our clients and embracing their role as essential workers. The increase in 2019 was mainly a result of higher base salaries due to normal merit increases and a slight increase in full-time equivalent employees offset by a decrease in incentive compensation due to fewer vestings of share-based compensation arrangements.
Employee benefits decreased $0.25 million or 1.31% in 2020 from 2019, compared to a $2.25 million or 13.38% increase in 2019 from 2018. During 2020, group insurance costs decreased as a result of overall lower health insurance claims experience offset by higher company contributions to employee retirement accounts. In 2019, group insurance costs increased as a result of overall higher health insurance claims experience, administrative expenses and stop loss premiums and higher company contributions to employee retirement accounts.
Occupancy expense declined $0.25 million or 2.39% in 2020 from 2019, compared to an increase of $0.49 million or 4.85% in 2019 from 2018. The reduced expense in 2020 was primarily the result of lower repair expenses offset by increased building depreciation. The higher expense in 2019 was primarily the result of the Company leasing office space in its former headquarters building which sold during the first quarter of 2019 offset by reduced snow removal costs and lower utility expenses compared to 2018.
Furniture and equipment expense, including depreciation, grew by $0.87 million or 3.52% in 2020 from 2019 compared to an increase of $1.38 million or 5.90% in 2019 from 2018. The higher expense in 2020 was primarily due to computer processing charges and increased software maintenance expense offset by a reduction in equipment depreciation. The higher expense in 2019 was primarily due to increased software maintenance costs.
Depreciation on equipment owned under operating leases decreased $4.93 million or 19.60% in 2020 from 2019, following a $1.12 million or 4.27% decrease in 2019 from 2018. In 2020 and 2019, depreciation on equipment owned under operating leases correlated with the change in equipment rental income.
Professional fees declined $0.64 million or 9.13% in 2020 from 2019, compared to a $0.73 million or 9.48% decrease in 2019 from 2018. The lower expense in 2020 was primarily due to reduced utilization of consulting services offset by an increase in board of directors fees. The lower expense in 2019 compared to 2018 was primarily due to reduced utilization of consulting services as 2018 projects were completed.
Supplies and communications expense decreased $0.89 million or 13.81% in 2020 from 2019, and increased $0.13 million or 2.12% in 2019 from 2018. The decline during 2020 was due to lower printing costs, telephone line and equipment expenses and postage fees. The increase in 2019 resulted primarily from higher printing costs were offset by lower telephone service expenses.

FDIC and other insurance expense increased $0.81 million or 45.18% in 2020 from 2019 and decreased $1.13 million or 38.59% in 2019 from 2018. The increase in 2020 and the decrease in 2019 was mainly due to $0.88 million in FDIC insurance premium credits received during 2019 compared to $0.55 million in 2020.
Business development and marketing expenses declined $2.15 million or 34.05% in 2020 from 2019 and increased $0.19 million or 3.13% in 2019 from 2018. The lower expense in 2020 was mainly the result of decreased business development expense as a result of fewer business entertainment and travel opportunities tied to COVID-19 precautions and a reduction in marketing promotions. The higher expense in 2019 was mainly the result of additional marketing promotions.
Loan and lease collection and repossession expenses decreased $0.30 million or 8.91% in 2020 from 2019 compared to an increase of $0.03 million or 0.80% in 2019 from 2018. Loan and lease collection and repossession expense was lower in 2020 primarily due to fewer valuation adjustments on repossessed assets offset by increased general collection and repossession expenses. The increase in 2019 was mainly due to increased valuation adjustments on repossessed assets and fewer gains on the sale of repossessed assets offset by less legal fees on collection and repossession activity.
Other expenses were higher by $1.37 million or 20.94% in 2020 as compared to 2019 and increased $0.06 million or 0.86% in 2019 as compared to 2018. The increase in 2020 was primarily the result of lower gains on the sale of fixed assets, a rise in the provision for unfunded loan commitments, a higher provision for interest rate swaps with customers, and a loss on operating lease equipment offset by lower employee training expenses due to COVID-19 travel precautions and higher gains of the sale of operating lease equipment. The increase in 2019 was mainly the result of higher credit report and appraisal fees on greater loan volume, an increase in the interest rate swap valuation provision and higher professional membership dues and subscriptions offset by a $1.31 million gain on the sale of a fixed asset. Additionally, other expense during 2019 included personal property taxes on leased equipment of $0.73 million that are reported gross as required by the new leasing standard effective January 1, 2019.
Income Taxes — 1st Source recognized income tax expense in 2020 of $24.88 million, compared to $28.14 million in 2019, and $22.61 million in 2018. The effective tax rate in 2020 was 23.40% compared to 23.42% in 2019, and 21.53% in 2018. The 2018 provision for income taxes included a $0.80 million benefit from a state tax settlement and a $0.88 million benefit from finalization of the provisional amounts recorded at December 31, 2017 related to the impact of the federal tax rate change. The impact of those items resulted in an effective rate decrease from 23.13% to 21.53% during 2018.
For a detailed analysis of 1st Source’s income taxes see Part II, Item 8, Financial Statements and Supplementary Data — Note 17 of the Notes to Consolidated Financial Statements.
FINANCIAL CONDITION
Loan and Lease Portfolio — The following table shows 1st Source’s loan and lease distribution at the end of each of the last five years as of December 31.

(Dollars in thousands)	2020	2019	2018	2017	2016
Commercial and agricultural	$1,478,722	$1,132,791	$1,073,205	$929,997	$812,264
Auto and light truck	542,369	588,807	559,987	496,816	411,764
Medium and heavy duty truck	279,172	294,824	283,544	296,935	294,790
Aircraft	861,460	784,040	803,111	844,657	802,414
Construction equipment	714,888	705,451	645,239	563,437	495,925
Commercial real estate	969,864	908,177	809,886	741,568	719,170
Residential real estate and home equity	511,379	532,003	523,855	526,122	521,931
Consumer	131,447	139,434	136,637	128,146	129,813
Total loans and leases	$5,489,301	$5,085,527	$4,835,464	$4,527,678	$4,188,071
At December 31, 2020, 10.8% of total loans and leases were concentrated with non-owner occupied commercial real estate.
Loans and leases, net of unearned discount, at December 31, 2020, were $5.49 billion and were 75.03% of total assets, compared to $5.09 billion and 76.79% of total assets at December 31, 2019. Average loans and leases, net of unearned discount, increased $463.28 million or 9.27% and increased $244.91 million or 5.15% in 2020 and 2019, respectively. PPP loans, net of unearned discount, at December 31, 2020 were $351.56 million and were located in the Commercial and agricultural lending portfolio.

Commercial and agricultural lending, excluding those loans secured by real estate but including PPP loans, increased $345.93 million or 30.54% in 2020 over 2019. Commercial and agricultural lending outstandings were $1.48 billion and $1.13 billion at December 31, 2020 and December 31, 2019, respectively. Most of the 2020 growth was attributed to PPP loans provided to our existing clients. Excluding PPP loans, commercial and agricultural lending outstandings were essentially flat in 2020 as business borrowers generally adopted a more conservative outlook, resulting in conserving cash and reducing borrowings. These reductions were mostly offset by increases within our solar loan and lease portfolio, which grew by $129.01 million or 78.86% to $292.60 million as that business line has continued to have positive momentum. We expect that momentum to continue into 2021.
Auto and light truck loans decreased $46.44 million or 7.89% in 2020 over 2019. At December 31, 2020, auto and light truck loans had outstandings of $542.37 million and $588.81 million at December 31, 2019. This decrease was primarily attributable to original equipment manufacturer (OEM) cancellations of new vehicles allocated to the auto rental industry due to the pandemic impact on business and sharply reduced leisure travel from the COVID-19 pandemic, and borrowers cancelled orders in the Spring and aggressively reduced fleet sizes given the strong used car market. Additionally, the cancellation of leisure and business events and travel restrictions had a negative impact on our bus customers. These negatives were offset by strong work truck sales to customers in the logistics space.
Medium and heavy duty truck loans and leases decreased $15.65 million or 5.31% in 2020. Medium and heavy duty truck financing at December 31, 2020 and 2019 had outstandings of $279.17 million and $294.82 million, respectively. The decrease at December 31, 2020 from December 31, 2019 can be mainly attributed to normal runoff of loans and leases that were not replaced due to pricing discipline.
Aircraft financing at year-end 2020 increased $77.42 million or 9.87% from year-end 2019. Aircraft financing at December 31, 2020 and 2019 had outstandings of $861.46 million and $784.04 million, respectively. The increase during 2020 was due to higher domestic outstandings of $81.60 million offset by lower foreign outstandings of $4.18 million. Our 2020 originations increased as demand was bolstered by a greater acceptance of business jets as a safe and efficient alternative to commercial air travel during the COVID-19 pandemic, drawing a number of first time entrants to private aircraft ownership. Our foreign outstandings held relatively flat year over year. Our foreign loan and lease outstandings, all denominated in U.S. dollars were $180.06 million and $184.24 million as of December 31, 2020 and 2019, respectively. Loan and lease outstandings to borrowers in Brazil and Mexico were $66.98 million and $103.52 million as of December 31, 2020, respectively, compared to $58.29 million and $111.91 million as of December 31, 2019, respectively. Outstanding balances to other borrowers in other countries were insignificant.
Construction equipment financing increased $9.44 million or 1.34% in 2020 compared to 2019. Construction equipment financing at December 31, 2020 had outstandings of $714.89 million, compared to outstandings of $705.45 million at December 31, 2019. The growth in this category was primarily due to significant new client relationships.
Commercial loans secured by real estate, of which approximately 51% is owner occupied, increased $61.69 million or 6.79% in 2020 over 2019. Commercial loans secured by real estate outstanding at December 31, 2020 were $969.86 million and $908.18 million at December 31, 2019. The increase in 2020 was driven by modest growth of owner occupied borrowings, within certain business sectors of our markets. Our non-owner occupied real estate portfolio also experienced growth due to funding several projects to existing clients that had been in our pipeline. That growth was primarily within the commercial office/warehousing and the commercial, residential and multi-family segments.
Residential real estate and home equity loans were $511.38 million at December 31, 2020 and $532.00 million at December 31, 2019. Residential real estate and home equity loans decreased $20.62 million or 3.88% in 2020 from 2019. Residential mortgage and home equity outstandings were lower in 2020 due to favorable secondary market conditions. Many clients took advantage of low secondary market rates to lock in their payments versus the variable rates of home equity lines of credit.
Consumer loans decreased $7.99 million or 5.73% in 2020 over 2019. Consumer loans outstanding at December 31, 2020, were $131.45 million and $139.43 million at December 31, 2019. The decrease during 2020 was primarily due to a variety of market factors. Many clients were hesitant to borrow as uncertainty lingered with the COVID-19 pandemic. In addition, because of initial declines in sales, many automobile manufacturers offered zero percent, or close to, financing options. Finally, we saw a decrease in applications for unsecured loans in 2020 compared to 2019.

The following table shows the maturities of loans and leases in the categories of commercial and agricultural, auto and light truck, medium and heavy duty truck, aircraft and construction equipment outstanding as of December 31, 2020.

(Dollars in thousands)	0-1 Year	1-5 Years	Over 5 Years	Total
Commercial and agricultural	$823,906	$543,380	$111,436	$1,478,722
Auto and light truck	187,374	318,387	36,608	542,369
Medium and heavy duty truck	97,548	176,585	5,039	279,172
Aircraft	182,386	617,589	61,485	861,460
Construction equipment	198,583	483,235	33,070	714,888
Commercial real estate	148,108	529,976	291,780	969,864
Residential real estate and home equity	136,777	246,499	128,103	511,379
Consumer	67,450	63,485	512	131,447
Total	$1,842,132	$2,979,136	$668,033	$5,489,301
The following table shows amounts due after one year are also classified according to the sensitivity to changes in interest rates.

Rate Sensitivity (Dollars in thousands)	Fixed Rate	Variable Rate	Total
1 – 5 Years	$2,184,711	$794,425	$2,979,136
Over 5 Years	222,318	445,715	668,033
Total	$2,407,029	$1,240,140	$3,647,169
During 2020, approximately 69% of the Bank’s residential mortgage originations were sold into the secondary market. Mortgage loans held for sale were $12.89 million at December 31, 2020 and were $20.28 million at December 31, 2019.
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
Our liability for repurchases, included in Accrued Expenses and Other Liabilities on the Statements of Financial Condition, was $0.33 million and $0.29 million as of December 31, 2020 and 2019, respectively. Our expense (recovery) for repurchase losses, included in Loan and Lease Collection and Repossession expense on the Statements of Income, was $0.03 million in 2020 compared to $0.01 million in 2019 and $(0.10) million in 2018. The mortgage repurchase liability represents our best estimate of the loss that we may incur. The estimate is based on specific loan repurchase requests and a historical loss ratio with respect to origination dollar volume. Because the level of mortgage loan repurchase losses is dependent on economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment.
CREDIT EXPERIENCE
Allowance for Credit Losses — As of December 31, 2020, we adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which replaces the incurred loss methodology with an expected loss methodology that is referred to as current expected credit losses (CECL) methodology. The allowance for loan and lease losses considers the historical loss experience, current conditions, and reasonable and supportable forecasts. To estimate expected loan and lease losses under CECL, we used a broader range of data than under previous U.S. generally accepted accounting principles. We were able to access loan data over a long-time horizon, generally back to Q4 2007, thus capturing most of the economic business cycle which includes the Great Recession and the subsequent long slow recovery which supports full lifetime losses. The CECL methodology requires our loan portfolio to be segregated into pools based on similar risk characteristics. We evaluated each portfolio, establishing numerous segments. We then reviewed risk characteristics for each segment, noting that some pools were either too small for meaningful analysis or contained risk characteristics similar to other pools. Thus some pools were consolidated.

Loans and leases within each pool are collectively evaluated using either the cohort cumulative loss rate methodology or the probability of default (PD)/loss given default (LGD) methodology with transition matrix PD/historical average LGD. Our management evaluates the allowance quarterly, reviewing all loans and leases over a fixed-dollar amount ($100,000) where the internal credit quality grade is at or below a predetermined classification, actual and anticipated loss experience, current economic events in specific industries, and other pertinent factors including general economic conditions. Determination of the allowance is inherently subjective as it requires significant estimates and adjustments to historical loss rates to capture differences that may exist between the current and historical conditions, including consideration of environmental factors, principally economic risk which is generally reflected in forecast adjustments, specific industry risk and concentration risk, all of which may be susceptible to significant and unforeseen changes. We review the status of the loan and lease portfolio to identify borrowers that might develop financial problems in order to aid borrowers in the handling of their accounts and to mitigate losses. Our allowance for loan and lease losses is provided for by direct charges to the provision for credit losses. Losses on loans and leases are charged against the allowance and likewise, recoveries during the period for prior losses are credited to the allowance. Because business processes and credit risks associated with unfunded credit commitments are essentially the same as for loans, we utilize similar processes to estimate our liability for unfunded credit commitments. Our allowance for unfunded credit commitments is located in Accrued Expenses and Other Liabilities on the Consolidated Statements of Financial Position and is provided by direct charges to the provision for unfunded credit commitments located in Other Noninterest Expense on the Consolidated Statements of Income. See Part II, Item 8, Financial Statements and Supplementary Data — Note 1 of the Notes to Consolidated Financial Statements for additional information on management’s evaluation of the allowance for credit losses.
We perform a thorough analysis of charge-offs, non-performing asset levels, special attention outstandings and delinquency in order to review portfolio trends, including specific industry risks and economic conditions, which may have an impact on the allowance and allowance ratios applied to various portfolios. We adjust the calculated historical based ratio as a result of our analysis of environmental factors, principally specific industry risk, collateral risk and concentration risk, in addition to global economic and political issues. We also have a forecast adjustment that includes key economic factors affecting our portfolios such as growth in gross domestic product, unemployment rates, housing market trends, commodity prices, and inflation. Forecast adjustments were difficult to establish due to unprecedented uncertainty given the national emergency due to the pandemic, the worldwide resurgence of COVID-19 and the tumultuous political landscape. Patterns from our history of business cycles, particularly the Great Recession of 2008, are not particularly relevant due to the extraordinary monetary and fiscal stimulus provided by the U.S. government and the Federal Reserve. Nonetheless, recent indicators have been discouraging with high unemployment and jobless claims ticking up, signaling the economy may again be stalling. The current political turmoil, impeachment concerns and ongoing strife in the Middle East, cause increased uncertainty. Collateral values are significant to underwriting our specialty finance portfolios and volatility or declining values pose a threat. Concentration risk is impacted primarily by geographic concentration in Northern Indiana and Southwestern Michigan in our business banking and commercial real estate portfolios and by collateral concentration in our specialty finance portfolios.
World economies are generally in a recession due to the pandemic and challenges persist. Current concerns include ongoing tariff wars, high numbers of COVID-19 cases, corruption scandals and political uncertainty in Latin American countries, particularly Brazil and Mexico where we have a presence with our aircraft lending, the competitive and complex nature of U.S.-China relations, the geopolitical tensions with Russia, and the persistent threats of terrorist attacks. We include a factor in our qualitative adjustments for global risk, as we are increasingly aware of the threat that global concerns may affect our customers. While we are unable to determine with any precision the impact of global economic and political issues on 1st Source Bank’s loan and lease portfolios, we feel the risks are real and significant. We believe there is a risk of negative consequences for our borrowers that would affect their ability to repay their financial obligations. Therefore, we continue to include a factor for global risk in our analysis for 2020.

The following discussion focuses on relevant economic conditions and various circumstances impacting the December 31, 2020 allowance for loan and lease losses of each of our loan and lease segments.
Commercial and agricultural – There are several industries represented in the commercial and agricultural portfolio. This portfolio benefited from the monetary and fiscal stimulus, particularly the Paycheck Protection Program (PPP) loans. The outlook for the portfolio is guarded. We have some exposure to the hospitality industry, which continues to suffer from low occupancy and reduced rates. Restaurants are barely getting by; those that were able to refocus on carry-out business are likely to be able to sustain operations and take advantage of stimulus funds. The recreational vehicle industry which is centered in our footprint is going strong and our customers engaged in manufacturing for and supplying to the industry are doing well. Consumer and small business confidence deteriorated in December, as the resurgence of COVID-19 remains a drag on confidence. Our entry into solar financing over four years ago continues to look promising and gain momentum in terms of performance of existing projects financed, loan growth opportunities and overall credit quality. The outlook for our agricultural portfolio has improved with stronger commodity prices, particularly for corn and beans, and with projected higher incomes for farmers after five years of decline. Our customers have had favorable growing conditions which have resulted in strong crop yields. In the commercial and agricultural portfolio, we have experienced stable credit quality trends with low delinquencies and minimal charge-offs. We reviewed the historical loss ratios and assessed the environmental factors and concentration issues affecting these portfolios and believe the qualitative adjustments we made to our allowance ratios are appropriate and adequate.
Auto and light truck – Our auto and light truck portfolio was immediately impacted by the national emergency caused by the pandemic and subsequent shutdowns, shelter in place and social distancing mandates. Numerous customers requested deferrals, either principal and interest skips or interest only modifications. The auto rental industry had the advantage of a strong used car market; thus, customers were able to reduce their fleets at reasonable values. For some van rental customers, the situation was different as low roof passenger vans experienced reduced demand with social distancing concerns. The losses in the portfolio were concentrated in the bus sector as several accounts were placed in non-accrual status and included several write-downs. We increased our COVID-19 related qualitative adjustments for the bus segment each quarter through year-end. Our CECL methodology captures the movement from the grade 1-6 risk rated pool to the grade 7-12 special attention pool and the current losses; however, we believe the remaining credit risk in the portfolio to be more consistent with our 2020 experience than what is reflected in the historical loss ratio, thus we increased our qualitative adjustments as we more fully realized the severity and duration of the situation. The auto rental portion of the portfolio continues to be threatened by ongoing consolidation in the rental car industry which remains a threat to portfolio growth. On the other hand, collateral values have been relatively stable. We did add a qualitative adjustment for COVID-19 impacts, but a significantly lesser adjustment than for the bus segment.
Medium and heavy duty truck – We experienced ongoing stability in the medium and heavy duty truck portfolio. We recognized sizable losses during 2009 and the first half of 2010; however, since then we have had only two charge-offs, one small account in 2018 and a mid-sized credit in 2019. The industry experienced revenue decreases in 2020 due to COVID-19 job losses, declining trade volumes and oil price declines eliminating surcharges. However, the situation improved in the latter half of the year, buoyed by e-commerce and a robust residential housing market, closing the year on an ongoing upswing with December tonnage showing increases month-over-month and year-over-year. The prospects for an improved 2021 are strong with anticipated GDP growth, stimulus funds coming from the Coronavirus Response and Relief Supplemental Appropriations Act and the potential for additional stimulus from the $1.9 trillion pandemic relief package proposed by the new president. Truck chassis sales were expected to experience a cyclical decline in 2020, which they did and to a greater extent than projected due to the pandemic. There are clear indications for a sales resurgence in 2021, potentially enhancing loan growth opportunities in this portfolio, although interest rate pressures continue. We believe our reserve ratios for this portfolio are appropriate.
Aircraft – Another area of concern continues to be our aircraft portfolio, which was among the sectors affected most by the sluggish economy following the Great Recession. This sector was immediately impacted by COVID-19 related shutdowns, the ongoing impact of which was disparate depending on our borrowers’ business focus. Tourism came to an abrupt halt and has not come back due to social distancing requirements. Business travel is down. Private jet providers appeal to a segment of the market that wishes to either minimize exposure to COVID-19 or avoid the hassles of contending with disrupted airline schedules. Cargo carriers were initially negatively impacted but are seeing improvement with increased movement of goods. In this portfolio we also have $180 million of foreign exposure, primarily in Mexico and Brazil. Both Mexico and Brazil are suffering recessionary impacts from COVID-19. The Mexican economy had contracted prior to the pandemic shock. Manufacturing registered a significant decline at the outset of the pandemic but is recovering due to economic activity picking up in the U.S. and normalization of trade relations with the U.S. Mexico’s economic growth is hindered by a lack of significant fiscal relief measures. Furthermore, growth continues to be threatened by drug trafficking and related violence. Brazil’s economic recovery was interrupted by the pandemic as GDP plunged in the second quarter of 2020. However, the rebound during the third quarter portends well for continued improvement into 2021, tempered by uncertainties in the global economy. The slowed U.S. economic growth and significantly reduced business travel presents headwinds for the business aviation industry. Collateral values seem to be holding so far, except for older models. Our historical loss ratios reflect our high and volatile loss histories. Accordingly, we adjusted the historical ratios for current conditions, principally uncertainty and, to a lesser extent, collateral concerns, and believe they are appropriate.

Construction equipment – Our construction equipment portfolio historically has been characterized by stable credit quality; however, we have some exposure to mining and frac sand and these sectors have not performed well, resulting in increased special attention outstandings, non-accrual loans and a sizable charge-off in this portfolio in 2020. The construction industry benefited from growth in private residential construction and a lesser impact of COVID-19 related shutdowns than many industries. Nonetheless, certain sectors are experiencing stress and we continue to monitor for credit weaknesses. Historically, 1st Source has experienced less volatility in this portfolio than the industry as losses have been mitigated by appropriate underwriting and a global market for used construction equipment. The potential continued infrastructure spending as we emerge from this recession could have a positive impact for the industry used equipment markets. The underlying risk has not changed significantly for most segments in this portfolio; our qualitative adjustments are similar to last year.
Commercial real estate – Similar to the commercial portfolio, our commercial real estate loans are concentrated in our local market with local customers, with approximately fifty-one percent of the Bank’s exposure being owner occupied facilities where we are the primary relationship bank for our customers. Nevertheless, we were not immune to the dramatic declines in real estate values following the Great Recession of 2008, similar to other U.S. markets and we experienced losses in these categories from 2009 through 2011. From 2012 through 2020, we have experienced small recoveries in the portfolio with the exception of 2018 when we realized a small loss. We reviewed our qualitative adjustments and believe they are appropriate and adequate this year-end.
Residential real estate and home equity – Our residential real estate and home equity portfolio consists of loans to individuals in the communities we serve. Generally, residential mortgage loans are originated using standards that result in salable mortgages. Home equity loans are also advanced in compliance with regulatory guidelines and the Bank’s credit policy. Losses in these portfolios have been miniscule since 2013, but we did experience losses during the housing crises. We reviewed our qualitative adjustments, which are primarily for reasonable and supportable forecasts, and believe they are appropriate and adequate.
Consumer – Our consumer loan portfolio consists of loans to individuals in the communities we serve. This portfolio consists primarily of loans secured by autos with advances in compliance with the Bank’s underwriting standards. Losses are stable during good economic times and tend to tick up when there is deterioration in local economic factors and employment rates. We reviewed our qualitative adjustments, which are primarily for reasonable and supportable forecasts, and believe they are appropriate.
The allowance for loan and lease losses at December 31, 2020, totaled $140.65 million and was 2.56% of loans and leases, compared to $111.25 million or 2.19% of loans and leases at December 31, 2019 and $100.47 million or 2.08% of loans and leases at December 31, 2018. Our Day 1 adjustment as of January 1, 2020 for CECL adoption was an increase to the allowance for loan and lease losses of $2.58 million and $0.78 million for the unfunded loan commitments liability. It is our opinion that the allowance for loan and lease losses was appropriate to absorb current expected credit losses inherent in the loan and lease portfolio as of December 31, 2020.
Charge-offs for loan and lease losses were $13.97 million for 2020, compared to $7.59 million for 2019 and $17.11 million for 2018. We had one notable loss in the construction equipment portfolio, one in the auto rental segment of the auto and light truck portfolio and several small losses which were sizeable when aggregated in the bus segment of the auto and light truck portfolio. The provision for credit losses was $36.00 million for 2020, compared to $15.83 million for 2019 and $19.46 million for 2018 to accommodate net charge-offs, loan and lease growth and, for 2020, increased credit risk due to the pandemic.

The following table summarizes our loan and lease loss experience for each of the last five years ended December 31.

(Dollars in thousands)	2020	2019	2018	2017	2016
Amounts of loans and leases outstanding at end of period	$5,489,301	$5,085,527	$4,835,464	$4,527,678	$4,188,071
Average amount of net loans and leases outstanding during period	$5,463,436	$5,000,161	$4,755,256	$4,333,375	$4,113,508
Balance of allowance for loan and lease losses at beginning of period	$111,254	$100,469	$94,883	$88,543	$88,112
Impact from adoption of ASC 326	2,584	—	—	—	—
Adjusted balance of allowance for loan and lease losses at beginning of period	113,838	100,469	94,883	88,543	88,112
Charge-offs:
Commercial and agricultural	903	1,040	229	2,415	547
Auto and light truck	7,107	991	3,308	774	4
Medium and heavy duty truck	15	1,132	23	—	—
Aircraft	855	3,066	12,222	1,872	6,123
Construction equipment	4,090	238	288	164	128
Commercial real estate	37	5	70	344	32
Residential real estate and home equity	74	53	63	124	219
Consumer	893	1,066	909	836	888
Total charge-offs	13,974	7,591	17,112	6,529	7,941
Recoveries:
Commercial and agricultural	663	664	222	984	509
Auto and light truck	499	97	68	1,153	253
Medium and heavy duty truck	18	32	—	—	10
Aircraft	1,800	1,143	2,499	227	528
Construction equipment	1,415	160	100	298	461
Commercial real estate	58	75	53	851	469
Residential real estate and home equity	33	85	23	109	31
Consumer	303	287	271	267	278
Total recoveries	4,789	2,543	3,236	3,889	2,539
Net charge-offs (recoveries)	9,185	5,048	13,876	2,640	5,402
Provision for loan and lease losses	36,001	15,833	19,462	8,980	5,833
Balance at end of period	$140,654	$111,254	$100,469	$94,883	$88,543
Ratio of net charge-offs (recoveries) to average net loans and leases outstanding	0.17%	0.10%	0.29%	0.06%	0.13%
Ratio of allowance for loan and lease losses to net loans and leases outstanding end of period	2.56%	2.19%	2.08%	2.10%	2.11%
Coverage ratio of allowance for loan and lease losses to nonperforming loans and leases	232.47%	1,101.74%	355.96%	477.66%	435.68%
The following table shows net charge-offs (recoveries) as a percentage of average loans and leases by portfolio type:

	2020	2019	2018	2017	2016
Commercial and agricultural	0.02%	0.03%	—%	0.16%	—%
Auto and light truck	1.18	0.15	0.60	(0.08)	(0.06)
Medium and heavy duty truck	—	0.38	0.01	—	—
Aircraft	(0.12)	0.24	1.15	0.21	0.69
Construction equipment	0.37	0.01	0.03	(0.03)	(0.07)
Commercial real estate	—	(0.01)	—	(0.07)	(0.06)
Residential real estate and home equity	0.01	(0.01)	0.01	—	0.04
Consumer	0.43	0.57	0.48	0.44	0.49
Total net charge-offs (recoveries) to average portfolio loans and leases	0.17%	0.10%	0.29%	0.06%	0.13%

The allowance for loan and lease losses has been allocated according to the amount deemed necessary to provide for the estimated current expected credit losses. The following table shows the amount of such components of the allowance for loan and lease losses at December 31 and the ratio of such loan and lease categories to total outstanding loan and lease balances.

	2020		2019		2018		2017		2016
(Dollars in thousands)	Allowance Amount	Percentage of Loans and Leases in Each Category to Total Loans and Leases	Allowance Amount	Percentage of Loans and Leases in Each Category to Total Loans and Leases	Allowance Amount	Percentage of Loans and Leases in Each Category to Total Loans and Leases	Allowance Amount	Percentage of Loans and Leases in Each Category to Total Loans and Leases	Allowance Amount	Percentage of Loans and Leases in Each Category to Total Loans and Leases
Commercial and agricultural	$22,229	26.94%	$23,671	22.27%	$17,063	22.20%	$16,228	20.54%	$14,668	19.40%
Auto and light truck	28,926	9.88	14,400	11.58	14,689	11.58	10,103	10.97	8,064	9.83
Medium and heavy duty truck	6,400	5.09	4,612	5.80	4,303	5.86	4,844	6.56	4,740	7.04
Aircraft	34,053	15.69	31,058	15.42	33,047	16.61	34,619	18.66	34,352	19.16
Construction equipment	19,166	13.02	14,120	13.87	10,922	13.34	9,343	12.44	8,207	11.84
Commercial real estate	22,758	17.67	18,350	17.86	15,705	16.75	14,792	16.38	13,677	17.17
Residential real estate and home equity	5,374	9.32	3,609	10.46	3,425	10.83	3,666	11.62	3,550	12.46
Consumer	1,748	2.39	1,434	2.74	1,315	2.83	1,288	2.83	1,285	3.10
Total	$140,654	100.00%	$111,254	100.00%	$100,469	100.00%	$94,883	100.00%	$88,543	100.00%
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
Nonperforming assets amounted to $64.53 million at December 31, 2020, compared to $19.24 million at December 31, 2019, and $35.32 million at December 31, 2018. During 2020, interest income on nonaccrual loans and leases would have increased by approximately $3.49 million compared to $0.69 million in 2019 if these loans and leases had earned interest at their full contractual rate.
Nonperforming assets at December 31, 2020 increased from December 31, 2019, mainly due to increases in nonaccrual loans and leases offset by decreases in repossessions. Repossessions consisted mainly of charter buses which are included in our auto and light truck portfolio. Other real estate decreased due to sales of existing properties outpacing foreclosures.

Nonperforming assets at December 31 (Dollars in thousands)	2020	2019	2018	2017	2016
Loans past due over 90 days	$115	$309	$366	$459	$416
Nonaccrual loans and leases:
Commercial and agricultural	5,933	969	2,653	2,603	3,981
Auto and light truck	36,945	1,250	11,374	8,041	166
Medium and heavy duty truck	720	1,074	106	371	—
Aircraft	828	875	7,561	1,957	6,110
Construction equipment	12,373	1,351	2,326	991	1,248
Commercial real estate	1,494	1,652	1,984	3,418	5,555
Residential real estate and home equity	1,718	2,189	1,714	1,890	2,641
Consumer	377	429	141	134	206
Total nonaccrual loans and leases	60,388	9,789	27,859	19,405	19,907
Total nonperforming loans and leases	60,503	10,098	28,225	19,864	20,323
Other real estate	359	522	299	1,312	704
Repossessions:
Commercial and agricultural	—	—	—	—	—
Auto and light truck	1,120	1,865	440	165	32
Medium and heavy duty truck	—	—	15	—	—
Aircraft	750	6,707	6,209	9,335	9,335
Construction equipment	—	35	—	582	—
Consumer	106	16	2	32	6
Total repossessions	1,976	8,623	6,666	10,114	9,373
Operating leases	1,695	—	126	9	34
Total nonperforming assets	$64,533	$19,243	$35,316	$31,299	$30,434
Nonperforming loans and leases to loans and leases, net of unearned discount	1.11%	0.20%	0.58%	0.44%	0.49%
Nonperforming assets to loans and leases and operating leases, net of unearned discount	1.16%	0.37%	0.71%	0.67%	0.70%
Potential Problem Loans — Potential problem loans consist of loans that are performing but for which management has concerns about the ability of a borrower to continue to comply with repayment terms because of the borrower’s potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. As of December 31, 2020 and 2019, we had $16.60 million and $17.74 million, respectively, in loans of this type which are not included in either of the non-accrual or 90 days past due loan categories. At December 31, 2020, potential problem loans consisted of six credit relationships two of which are bus accounts and one of which is a hotel. The other three relationships are without any commonalities with regard to industry or collateral. Weakness in these companies’ operating performance and payment patterns have caused us to heighten attention given to these credits.
INVESTMENT PORTFOLIO
The amortized cost of securities at year-end 2020 increased 13.49% from 2019, following a 2.95% increase from year-end 2018 to year-end 2019. The amortized cost of securities at December 31, 2020 was $1.17 billion or 16.04% of total assets, compared to $1.03 billion or 15.61% of total assets at December 31, 2019.
The following table shows the amortized cost of securities available-for-sale as of December 31.

(Dollars in thousands)	2020	2019	2018
U.S. Treasury and Federal agencies securities	$610,195	$524,896	$537,913
U.S. States and political subdivisions securities	78,812	83,566	95,346
Mortgage-backed securities — Federal agencies	442,748	372,458	324,390
Corporate debt securities	40,813	52,151	45,843
Foreign government securities	700	700	700
Total investment securities available-for-sale	$1,173,268	$1,033,771	$1,004,192

Yields on tax-exempt obligations are calculated on a fully tax-equivalent basis assuming a 21% tax rate. The following table shows the maturities of securities available-for-sale at December 31, 2020, at the amortized costs and weighted average yields of such securities.

(Dollars in thousands)	Amount	Yield
U.S. Treasury and Federal agencies securities
Under 1 year	$86,637	1.99%
1 – 5 years	448,891	1.18
5 – 10 years	74,667	0.68
Over 10 years	—	—
Total U.S. Treasury and Federal agencies securities	610,195	1.23
U.S. States and political subdivisions securities
Under 1 year	15,699	2.61
1 – 5 years	47,832	2.31
5 – 10 years	14,701	1.07
Over 10 years	580	2.79
Total U.S. States and political subdivisions securities	78,812	2.14
Corporate debt securities
Under 1 year	13,019	2.06
1 – 5 years	27,794	2.74
5 – 10 years	—	—
Over 10 years	—	—
Total Corporate debt securities	40,813	2.52
Foreign government securities
Under 1 year	200	3.47
1 – 5 years	500	2.34
5 – 10 years	—	—
Over 10 years	—	—
Total Foreign government securities	700	2.66
Mortgage-backed securities — Federal agencies	442,748	1.86
Total investment securities available-for-sale	$1,173,268	1.58%
At December 31, 2020, the residential mortgage-backed securities we held consisted of GNMA, FNMA and FHLMC pass-through certificates (Government Sponsored Enterprise, GSEs). The type of loans underlying the securities were all conforming loans at the time of issuance. The underlying GSEs backing these mortgage-backed securities are rated Aaa or AA+ from the rating agencies. At December 31, 2020, the vintage (years originated) of the underlying loans comprising our securities are: 43% in the year 2020; 25% in the years 2018 and 2019; 17% in the years 2016 and 2017; 3% in the years 2014 and 2015; and 12% in years 2013 and prior.
DEPOSITS
The following table shows the average daily amounts of deposits and rates paid on such deposits.

	2020		2019		2018
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing demand	$1,530,698	—%	$1,171,639	—%	$1,069,664	—%
Interest bearing demand	1,827,673	0.24	1,635,209	0.82	1,610,022	0.62
Savings	926,585	0.11	825,292	0.20	839,652	0.14
Time	1,451,646	1.73	1,644,596	2.16	1,444,325	1.63
Total deposits	$5,736,602		$5,276,736		$4,963,663
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

(Dollars in thousands)	Federal Funds Purchased and Securities Repurchase Agreements	Commercial Paper	Federal Home Loan Bank Advances	Other Short-Term Borrowings	Total Borrowings
2020
Balance at December 31, 2020	$143,564	$4,766	$—	$2,311	$150,641
Maximum amount outstanding at any month-end	226,473	5,068	141,000	2,643	375,184
Average amount outstanding	174,088	4,679	20,582	1,816	201,165
Weighted average interest rate during the year	0.19%	0.23%	0.87%	—%	0.26%
Weighted average interest rate for outstanding amounts at December 31, 2020	0.08%	0.13%	N/A	—%	0.08%
2019
Balance at December 31, 2019	$120,459	$3,993	$20,000	$1,441	$145,893
Maximum amount outstanding at any month-end	187,848	4,820	168,000	1,762	362,430
Average amount outstanding	143,625	4,547	56,326	1,413	205,911
Weighted average interest rate during the year	0.33%	0.28%	2.56%	—%	0.94%
Weighted average interest rate for outstanding amounts at December 31, 2019	0.23%	0.29%	1.61%	—%	0.42%
2018
Balance at December 31, 2018	$113,627	$4,325	$80,000	$1,392	$199,344
Maximum amount outstanding at any month-end	148,002	5,590	225,000	2,740	381,332
Average amount outstanding	135,670	4,805	122,592	1,974	265,041
Weighted average interest rate during the year	0.30%	0.29%	1.97%	—%	1.07%
Weighted average interest rate for outstanding amounts at December 31, 2018	0.47%	0.29%	2.57%	—%	1.30%
LIQUIDITY AND CAPITAL RESOURCES
Core Deposits — Our major source of investable funds is provided by stable core deposits consisting of all interest bearing and noninterest bearing deposits, excluding brokered certificates of deposit, listing services certificates of deposit and certain certificates of deposit over $250,000 based on established FDIC insured deposits. In 2020, average core deposits equaled 73.64% of average total assets, compared to 71.48% in 2019 and 72.53% in 2018. The effective rate of core deposits in 2020 was 0.39%, compared to 0.77% in 2019 and 0.56% in 2018.
Average noninterest bearing core deposits increased 30.65% in 2020 compared to an increase of 9.53% in 2019. These represented 29.20% of total core deposits in 2020, compared to 25.11% in 2019, and 23.97% in 2018.
Purchased Funds — We use purchased funds to supplement core deposits, which include certain certificates of deposit over $250,000, brokered certificates of deposit, listing services certificates of deposit, over-night borrowings, securities sold under agreements to repurchase, commercial paper, and other short-term borrowings. Purchased funds are raised from customers seeking short-term investments and are used to manage the Bank’s interest rate sensitivity. During 2020, our reliance on purchased funds decreased to 9.76% of average total assets from 12.51% in 2019.
Shareholders’ Equity — Average shareholders’ equity equated to 12.15% of average total assets in 2020, compared to 12.25% in 2019. Shareholders’ equity was 12.12% of total assets at year-end 2020, compared to 12.51% at year-end 2019. We include unrealized gains (losses) on available-for-sale securities, net of income taxes, in accumulated other comprehensive income (loss) which is a component of shareholders’ equity. While regulatory capital adequacy ratios exclude unrealized gains (losses), it does impact our equity as reported in the audited financial statements. The unrealized gains on available-for-sale securities, net of income taxes, were $18.37 million and $5.17 million at December 31, 2020 and 2019, respectively.
Other Liquidity — Under Indiana law governing the collateralization of public fund deposits, the Indiana Board of Depositories determines which financial institutions are required to pledge collateral based on the strength of their financial ratings. We have been informed that no collateral is required for our public fund deposits. However, the Board of Depositories could alter this requirement in the future and adversely impact our liquidity. Our potential liquidity exposure if we must pledge collateral is approximately $797 million.

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
Liquidity management is the process by which the Bank ensures that adequate liquid funds are available to meet short-term and long-term financial commitments on a timely basis. Financial institutions must maintain liquidity to meet day-to-day requirements of depositors and borrowers, take advantage of market opportunities and provide a cushion against unforeseen needs.
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
The Bank’s liquidity strategy is guided by internal policies and the Interagency Policy Statement on Funding and Liquidity Risk Management. Internal guidelines consist of:
(i)Available Liquidity (sum of short term borrowing capacity) greater than $500 million;
(ii)Liquidity Ratio (total of net cash, short term investments and unpledged marketable assets divided by the sum of net deposits and short term liabilities) greater than 15%;
(iii)Dependency Ratio (net potentially volatile liabilities minus short term investments divided by total earning assets minus short term investments) less than 15%; and
(iv)Loans to Deposits Ratio less than 100%
At December 31, 2020, we were in compliance with the foregoing internal policies and regulatory guidelines.
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
We have borrowing sources available to supplement deposits and meet our funding needs. 1st Source Bank has established relationships with several banks to provide short term borrowings in the form of federal funds purchased. At December 31, 2020, we borrowed zero in the federal funds market. We could borrow $245.00 million in additional funds for a short time from these banks on a collective basis. As of December 31, 2020, we had $55.18 million outstanding in FHLB advances and could borrow an additional $514.05 million contingent on the FHLB activity-based stock ownership requirement. We also had no outstandings with the FRB and could borrow $451.96 million as of December 31, 2020.
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

	Percentage Change in Net Interest Income
	December 31, 2020		December 31, 2019
Basis Point Interest Rate Change	12 Months	24 Months	12 Months	24 Months
Up 200	0.18%	7.13%	1.88%	5.57%
Up 100	(0.23)%	3.46%	0.95%	2.89%
Down 100	(1.21)%	(2.30)%	(4.06)%	(7.64)%

The earnings simulation model excludes the earnings dynamics related to how fee income and noninterest expense may be affected by changes in interest rates. Actual results may differ materially from those projected. The use of this methodology to quantify the market risk of the balance sheet should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions.
At December 31, 2020 and 2019, the impact of these hypothetical fluctuations in interest rates on our derivative holdings was not significant, and, as such, separate disclosure is not presented. We manage the interest rate risk related to mortgage loan commitments by entering into contracts for future delivery of loans with outside parties. See Part II, Item 8, Financial Statements and Supplementary Data — Note 18 of the Notes to Consolidated Financial Statements.
Commitments and Contractual Obligations — In the ordinary course of operations, we enter into certain contractual obligations. Such obligations include customer deposits, the funding of operations through debt issuances as well as operating leases for the rent of premises and equipment. Additionally, we routinely enter into contracts for services that may require payment to be provided in the future and may contain penalty clauses for early termination of the contract. Further discussion of commitments and contractual obligations is included in Part II, Item 8, Financial Statements and Supplementary Data — Notes 10, 11, 12 and 18 of the Notes to Consolidated Financial Statements.
We also enter into derivative contracts under which we are required to either receive cash from, or pay cash to, counterparties depending on changes in interest rates. Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of the contracts changes daily as market interest rates change. Further discussion of derivative contracts is included in Part II, Item 8, Financial Statements and Supplementary Data — Note 19 of the Notes to Consolidated Financial Statements.
OFF-BALANCE SHEET ARRANGEMENTS

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

QUARTERLY RESULTS OF OPERATIONS
The following table sets forth unaudited consolidated selected quarterly statement of operations data for the years ended December 31, 2020 and 2019.

Three Months Ended (Dollars in thousands, except per share amounts)	March 31	June 30	September 30	December 31
2020
Interest income	$67,686	$63,850	$62,917	$68,578
Interest expense	12,842	9,849	8,049	6,471
Net interest income	54,844	54,001	54,868	62,107
Provision for credit losses*	11,353	10,375	9,303	4,970
Gains (losses) on investment securities available-for-sale	280	(1)	—	—
Income before income taxes	21,578	24,042	26,563	34,158
Net income	16,418	18,526	20,054	26,463
Net income available to common shareholders	16,413	18,502	20,058	26,464
Diluted net income per common share	0.64	0.72	0.78	1.03
2019
Interest income	$69,021	$71,637	$72,676	$69,543
Interest expense	14,073	15,210	15,481	14,247
Net interest income	54,948	56,427	57,195	55,296
Provision for loan and lease losses	4,918	4,247	3,717	2,951
Gains on investment securities available-for-sale	—	—	—	—
Income before income taxes	28,950	30,491	32,137	28,576
Net income	22,196	23,417	24,448	21,954
Net income available to common shareholders	22,196	23,385	24,438	21,941
Diluted net income per common share	0.86	0.91	0.95	0.86
*ASU 2016-13 adopted during the fourth quarter of 2020 with a cumulative effect adjustment dated January 1, 2020 therefore September 30, 2020, June 30, 2020, and March 31, 2020 provision amounts reflect the incurred loss calculation.

Net income available to common shareholders was $26.46 million for the fourth quarter of 2020, compared to the $21.94 million of net income available to common shareholders reported for the fourth quarter of 2019. Diluted net income per common share for the fourth quarter of 2020 amounted to $1.03, compared to $0.86 per common share reported in the fourth quarter of 2019.
Net interest margin was 3.54% for the fourth quarter of 2020 and 3.51% for the fourth quarter of 2019. Net interest income was $62.11 million for the fourth quarter of 2020 up 12.32% from 2019’s fourth quarter. Net interest margin on a fully taxable-equivalent basis was 3.55% for the fourth quarter of 2020 and 3.52% for the fourth quarter of 2019. Tax-equivalent net interest income was $62.23 million for the fourth quarter of 2020, up 12.22% from 2019’s fourth quarter.
Our provision for credit losses was $4.97 million in the fourth quarter of 2020 compared to $2.95 million in the fourth quarter of 2019. Net charge-offs were $3.72 million for the fourth quarter 2020, compared to net charge-offs of $0.64 million a year ago.
Noninterest income for the fourth quarter of 2020 was $25.99 million, compared to $25.58 million for the fourth quarter of 2019. Noninterest expense for the fourth quarter of 2020 was $48.96 million and was $49.35 million in the fourth quarter 2019.
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

Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee
1st Source Corporation
South Bend, Indiana

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of 1st Source Corporation (Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 18, 2021, expressed an unqualified opinion of the effectiveness of the Company’s internal control over financial reporting.
Adoption of New Accounting Standard
As discussed in Notes 1, 4 and 5 to the consolidated financial statements, the Company has changed its method of accounting for the allowance for credit losses in 2020 due to the adoption of Topic 326. As discussed below, a component of the allowance for credit losses is considered a critical audit matter.
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
Critical Audit Matters
The critical audit matters communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Allowance for Loan and Lease Losses
As described in Note 5 to the consolidated financial statements, the Company’s consolidated allowance for loan and lease losses (ALLL) was $140.65 million at December 31, 2020. The Company also describes in Note 1 of the consolidated financial statements the “Allowance for Loan and Lease Losses” accounting policy around this estimate. The ALLL is an estimate of current expected credit losses in the loan and lease portfolio. The determination of the allowance for loan and lease losses requires significant judgment reflecting the Company’s best estimate of expected future losses for the loan’s entire contractual term adjusted for expected payments when appropriate.
This assessment is made on a loan pool basis in most instances, with the expected credit losses estimates by using a combination of models that measures the probability of default, probability of attrition, loss given defaults and exposure at default. The assessments of probability of default and probability of attrition are based on internal data that relates to the historical performance of each loan pool over a complete economic cycle. Adjustments were then applied, if needed, to reflect the current impact of macroeconomic variables and to account for other expected changes that could occur in the future. These assumptions are analyzed for a reasonable and supportable forecast period, after which, the forecasted macroeconomic assumptions reverted to their historical average, using a rational and systematic basis. The loss given default is based on an analysis of historical recoveries for each loan pool, with adjustments to reflect the current impact of macroeconomic variables and to account for other expected changes that could occur in the future, if considered necessary. The exposure at default was estimated by using a transitional matrix that estimates the average percentage of the loan balance that remains at the time of default. Additional qualitative adjustments were applied in certain circumstances, to account for other factors not evaluated in the initial model. In certain instances, loans were evaluated on an individual basis due to the management’s conclusion that they exhibited unique risk characteristics which prevented them from being similar to the identified loan pools.
The primary reason for our determination that the allowance for loan losses is a critical audit matter is that auditing the estimated allowance for loan losses involved significant judgment and high degree of subjectivity, due to the number of relevant assumptions and the nature of the qualitative factor adjustments. Additionally, there was high level of complexity involved in the implementation of ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Areas that contained subjectivity in evaluating management’s estimate, included evaluating management's assessment of current and expected economic conditions and other environmental factors, evaluating assumptions utilized in determining cohort loss rates, probability of default and loss given default, evaluating the adequacy of specific allowances associated with individually evaluated loans and assessing the appropriateness of loan grades.
Our audit procedures related to the estimated allowance for loan losses, both at initial adoption of ASU No. 2016-13 and at December 31, 2020, included:
•Testing the design and operating effectiveness of internal controls, including those related to technology, over the ALLL, the establishment of qualitative adjustments for current and expected conditions, grading and risk classification of loans and establishment of specific reserves on individually evaluated loans and management’s review controls over the ALLL balance as a whole including attending internal Company Credit Policy Committee meetings and Audit Committee discussions and analysis.
•Testing clerical and computational accuracy of the formulas within the calculation.
•Testing of completeness and accuracy of the information and reports utilized in the ALLL, including reports used in management review controls over the ALLL.
•Evaluating the precision of management review of the adequacy of the ALLL.
•Evaluating the current and expected qualitative adjustments, including assessing the basis for the adjustments and the reasonableness of the significant assumptions including growth in gross domestic product, unemployment rates, housing market trends, commodity prices, and inflation rates.
•Evaluating the forecast adjustment, including assessing that it is reasonable and supportable.
•Evaluating significant assumptions utilized in the probability of default/loss given default model including probability of default run-out frequency, length, and look-back period and loss given default months of delay, look-back period and loss horizon.
•Evaluating significant assumptions utilized in the cohort model including look-back period, months of delay, and loss horizon.
•Evaluating the relevance and reliability of data and assumptions.
•Testing of the loan review function and the accuracy of loan grades determined. Specifically, utilizing internal professionals to assist us in evaluating the appropriateness of loan grades and to assess the reasonableness of specific impairments on loans.
•Evaluating the overall reasonableness of qualitative factors and the appropriateness of their direction and magnitude and the Company’s support for the direction and magnitude compared to previous years.
•Evaluating credit quality indicators such as trends in delinquencies, nonaccruals, charge-offs, and loan grades.
•Identifying fields in the various loan systems that defined the loan pools and tested the design and operating effectiveness of internal controls surrounding the input and maintenance of those fields.

/s/ BKD, LLP

We have served as the Company’s auditor since 2015

Fort Wayne, Indiana
February 18, 2021
Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee
1st Source Corporation
South Bend, Indiana

Opinion on the Internal Control Over Financial Reporting
We have audited 1st Source Corporation’s (“Company”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States)(“PCAOB”), the consolidated financial statements of the Company and our report dated February 18, 2021, expressed an unqualified opinion therein.
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

/s/ BKD, LLP

Fort Wayne, Indiana
February 18, 2021

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31 (Dollars in thousands)	2020	2019
ASSETS
Cash and due from banks	$74,186	$67,215
Federal funds sold and interest bearing deposits with other banks	168,861	16,150
Investment securities available-for-sale	1,197,467	1,040,583
Other investments	27,429	28,414
Mortgages held for sale	12,885	20,277
Loans and leases, net of unearned discount:
Commercial and agricultural	1,478,722	1,132,791
Auto and light truck	542,369	588,807
Medium and heavy duty truck	279,172	294,824
Aircraft	861,460	784,040
Construction equipment	714,888	705,451
Commercial real estate	969,864	908,177
Residential real estate and home equity	511,379	532,003
Consumer	131,447	139,434
Total loans and leases	5,489,301	5,085,527
Allowance for loan and lease losses	(140,654)	(111,254)
Net loans and leases	5,348,647	4,974,273
Equipment owned under operating leases, net	65,040	111,684
Net premises and equipment	49,373	52,219
Goodwill and intangible assets	83,948	83,971
Accrued income and other assets	288,575	227,990
Total assets	$7,316,411	$6,622,776

LIABILITIES
Deposits:
Noninterest-bearing demand	$1,636,684	$1,216,834
Interest-bearing deposits:
Interest-bearing demand	2,059,139	1,677,200
Savings	1,082,848	814,794
Time	1,167,357	1,648,498
Total interest-bearing deposits	4,309,344	4,140,492
Total deposits	5,946,028	5,357,326
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	143,564	120,459
Other short-term borrowings	7,077	25,434
Total short-term borrowings	150,641	145,893
Long-term debt and mandatorily redeemable securities	81,864	71,639
Subordinated notes	58,764	58,764
Accrued expenses and other liabilities	148,444	140,518
Total liabilities	6,385,741	5,774,140

SHAREHOLDERS’ EQUITY
Preferred stock; no par value Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock; no par value Authorized 40,000,000 shares; issued 28,205,674 shares at December 31, 2020 and 2019	436,538	436,538
Retained earnings	514,176	463,269
Cost of common stock in treasury (2,816,557 shares at December 31, 2020 and 2,696,200 shares at December 31, 2019)	(82,240)	(76,702)
Accumulated other comprehensive income	18,371	5,172
Total shareholders’ equity	886,845	828,277
Noncontrolling interests	43,825	20,359
Total equity	930,670	848,636
Total liabilities and equity	$7,316,411	$6,622,776
The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31 (Dollars in thousands, except per share amounts)	2020	2019	2018
Interest income:
Loans and leases	$242,772	$258,348	$234,455
Investment securities, taxable	18,080	20,946	19,356
Investment securities, tax-exempt	895	1,351	1,857
Other	1,284	2,232	1,648
Total interest income	263,031	282,877	257,316
Interest expense:
Deposits	30,459	50,495	34,631
Short-term borrowings	517	1,934	2,838
Subordinated notes	3,367	3,677	3,625
Long-term debt and mandatorily redeemable securities	2,868	2,905	2,316
Total interest expense	37,211	59,011	43,410
Net interest income	225,820	223,866	213,906
Provision for credit losses	36,001	15,833	19,462
Net interest income after provision for credit losses	189,819	208,033	194,444
Noninterest income:
Trust and wealth advisory	21,114	20,692	21,071
Service charges on deposit accounts	9,485	11,010	10,454
Debit card	14,983	14,209	13,369
Mortgage banking	15,674	4,698	3,844
Insurance commissions	7,025	6,761	6,502
Equipment rental	23,380	30,741	31,793
Gains (losses) on investment securities available-for-sale	279	—	(345)
Other	11,949	13,019	10,362
Total noninterest income	103,889	101,130	97,050
Noninterest expense:
Salaries and employee benefits	101,556	97,098	93,857
Net occupancy	10,276	10,528	10,041
Furniture and equipment	25,688	24,815	23,433
Depreciation — leased equipment	20,203	25,128	26,248
Professional fees	6,317	6,952	7,680
Supplies and communication	5,563	6,454	6,320
FDIC and other insurance	2,606	1,795	2,923
Business development and marketing	4,157	6,303	6,112
Loan and lease collection and repossession	3,099	3,402	3,375
Other	7,902	6,534	6,478
Total noninterest expense	187,367	189,009	186,467
Income before income taxes	106,341	120,154	105,027
Income tax expense	24,880	28,139	22,613
Net income	81,461	92,015	82,414
Net (income) loss attributable to noncontrolling interests	(24)	(55)	—
Net income available to common shareholders	$81,437	$91,960	$82,414
Basic net income per common share	$3.17	$3.57	$3.16
Diluted net income per common share	$3.17	$3.57	$3.16
The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31 (Dollars in thousands)	2020	2019	2018
Net income	$81,461	$92,015	$82,414
Other comprehensive income (loss):
Unrealized appreciation (depreciation) of investment securities available-for-sale	17,666	20,875	(9,073)
Reclassification adjustment for realized (gains) losses included in net income	(279)	—	345
Income tax effect	(4,188)	(5,027)	2,102
Other comprehensive income (loss), net of tax	13,199	15,848	(6,626)
Comprehensive income	94,660	107,863	75,788
Comprehensive (income) loss attributable to noncontrolling interests	(24)	(55)	—
Comprehensive income available to common shareholders	$94,636	$107,808	$75,788
The accompanying notes are a part of the consolidated financial statements.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	1st Source Corporation Shareholders
(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss), Net	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2018	$—	$436,538	$339,959	$(54,628)	$(3,332)	$718,537	$—	$718,537
Cumulative-effect adjustment	—	—	718	—	(718)	—	—	—
Balance at January 1, 2018, adjusted	—	436,538	340,677	(54,628)	(4,050)	718,537	—	718,537
Net income	—	—	82,414	—	—	82,414	—	82,414
Other comprehensive loss	—	—	—	—	(6,626)	(6,626)	—	(6,626)
Issuance of 47,977 common shares under stock based compensation awards	—	—	841	1,139	—	1,980	—	1,980
Cost of 201,013 shares of common stock acquired for treasury	—	—	—	(9,271)	—	(9,271)	—	(9,271)
Common stock dividend ($0.96 per share)	—	—	(24,952)	—	—	(24,952)	—	(24,952)
Contributions from noncontrolling interests	—	—	—	—	—	—	1,508	1,508
Balance at December 31, 2018	$—	$436,538	$398,980	$(62,760)	$(10,676)	$762,082	$1,508	$763,590
Cumulative-effect adjustment	—	—	(301)	—	—	(301)	—	(301)
Balance at January 1, 2019, adjusted	—	436,538	398,679	(62,760)	(10,676)	761,781	1,508	763,289
Net income	—	—	91,960	—	—	91,960	55	92,015
Other comprehensive income	—	—	—	—	15,848	15,848	—	15,848
Issuance of 51,533 common shares under stock based compensation awards	—	—	862	1,143	—	2,005	—	2,005
Cost of 325,787 shares of common stock acquired for treasury	—	—	—	(15,085)	—	(15,085)	—	(15,085)
Common stock dividend ($1.10 per share)	—	—	(28,232)	—	—	(28,232)	—	(28,232)
Contributions from noncontrolling interests	—	—	—	—	—	—	18,934	18,934
Distributions to noncontrolling interests	—	—	—	—	—	—	(138)	(138)
Balance at December 31, 2019	$—	$436,538	$463,269	$(76,702)	$5,172	$828,277	$20,359	$848,636
Cumulative-effect adjustment	—	—	(2,552)	—	—	(2,552)	—	(2,552)
Balance at January 1, 2020, adjusted	—	436,538	460,717	(76,702)	5,172	825,725	20,359	846,084
Net income	—	—	81,437	—	—	81,437	24	81,461
Other comprehensive income	—	—	—	—	13,199	13,199	—	13,199
Issuance of 46,089 common shares under stock based compensation awards	—	—	962	877	—	1,839	—	1,839
Cost of 166,446 shares of common stock acquired for treasury	—	—	—	(6,415)	—	(6,415)	—	(6,415)
Common stock dividend ($1.13 per share)	—	—	(28,940)	—	—	(28,940)	—	(28,940)
Contributions from noncontrolling interests	—	—	—	—	—	—	24,098	24,098
Distributions to noncontrolling interests	—	—	—	—	—	—	(656)	(656)
Balance at December 31, 2020	$—	$436,538	$514,176	$(82,240)	$18,371	$886,845	$43,825	$930,670
The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 (Dollars in thousands)	2020	2019	2018
Operating activities:
Net income	$81,461	$92,015	$82,414
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	36,001	15,833	19,462
Depreciation of premises and equipment	5,673	5,786	5,620
Depreciation of equipment owned and leased to others	20,203	25,128	26,248
Stock-based compensation	3,293	2,765	3,553
Amortization of investment securities premiums and accretion of discounts, net	6,057	4,014	3,477
Amortization of mortgage servicing rights	2,361	1,312	956
Mortgage servicing rights impairments	812	—	—
Amortization of right of use assets	2,842	3,046	—
Deferred income taxes	(24,160)	(5,730)	(550)
(Gains) losses on investment securities available-for-sale	(279)	—	345
Originations of loans held for sale, net of principal collected	(330,990)	(145,097)	(78,450)
Proceeds from the sales of loans held for sale	351,337	139,050	82,127
Net gains on sale of loans held for sale	(12,955)	(2,940)	(1,844)
Net gains on sale of other real estate and repossessions	(138)	(487)	(561)
Net gain on sale of premises and equipment	—	(1,251)	(128)
Change in interest receivable	(1,117)	(245)	(1,747)
Change in interest payable	(9,923)	4,968	2,997
Change in other assets	12,782	11,213	(7,048)
Change in other liabilities	10,293	13,492	21,884
Other	940	1,734	940
Net change in operating activities	154,493	164,606	159,695
Investing activities:
Proceeds from sales of investment securities available-for-sale	8,403	—	11,392
Proceeds from maturities and paydowns of investment securities available-for-sale	443,617	317,295	145,167
Purchases of investment securities available-for-sale	(597,296)	(351,189)	(255,205)
Net change in partnership investments	(54,981)	(33,840)	(13,669)
Net change in other investments	985	(10)	(2,451)
Loans sold or participated to others	17,462	53,369	22,835
Proceeds from principal payments on direct finance leases	54,771	69,188	50,457
Net change in loans and leases	(489,477)	(392,475)	(405,961)
Net change in equipment owned under operating leases	26,414	(2,495)	(21,107)
Purchases of premises and equipment	(2,850)	(8,033)	(3,058)
Proceeds from disposal of premises and equipment	23	3,418	216
Proceeds from sales of other real estate and repossessions	10,271	10,855	13,433
Net change in investing activities	(582,658)	(333,917)	(457,951)
Financing activities:
Net change in demand deposits and savings accounts	1,069,843	54,272	171,799
Net change in time deposits	(481,141)	180,732	197,793
Net change in short-term borrowings	4,748	(53,451)	(15,251)
Proceeds from issuance of long-term debt	10,000	—	—
Payments on long-term debt	(2,905)	(2,695)	(1,735)
Stock issued under stock purchase plans	39	49	145
Acquisition of treasury stock	(6,415)	(15,085)	(9,271)
Net change in noncontrolling interests	23,442	18,796	1,508
Cash dividends paid on common stock	(29,764)	(29,021)	(25,686)
Net change in financing activities	587,847	153,597	319,302
Net change in cash and cash equivalents	159,682	(15,714)	21,046
Cash and cash equivalents, beginning of year	83,365	99,079	78,033
Cash and cash equivalents, end of year	$243,047	$83,365	$99,079
Supplemental Information:
Non-cash transactions:
Loans transferred to other real estate and repossessions	$4,317	$14,807	$11,007
Common stock matching contribution to Employee Stock Ownership and Profit Sharing Plan	622	300	583
Right of use assets obtained in exchange for lease obligation	2,612	17,064	—
Cash paid for:
Interest	$47,134	$54,043	$40,413
Income taxes	13,461	5,585	8,272
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
Securities — Securities that the Company has the ability and positive intent to hold to maturity are classified as investment securities held-to-maturity. Held-to-maturity investment securities, when present, are carried at amortized cost. As of December 31, 2020 and 2019, the Company held no securities classified as held-to-maturity. Securities that may be sold in response to, or in anticipation of, changes in interest rates and resulting prepayment risk, or for other factors, are classified as available-for-sale and are carried at fair value. Unrealized gains and losses on debt securities are reported, net of applicable taxes, as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. Unrealized gains and losses on equity securities are reflected, net of applicable taxes, in earnings.
For available-for-sale securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of these criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value in Other Income on the Consolidated Statements of Income. For debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, nature of the security, the underlying collateral, and the financial condition of the issuer, among other factors. If this assessment indicates a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for available-for-sale securities losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for available-for-sale securities losses is recognized in other comprehensive income.
Changes in the allowance for available-for-sale securities are recorded as a component of credit loss expense. Losses are charged against the allowance for available-for-sale securities losses when management believes the uncollectibility of an available-for-sale security is confirmed or when either criteria regarding intent or requirement to sell is met.
Debt and equity securities that are purchased and held principally for the purpose of selling them in the near term are classified as trading account securities and are carried at fair value with unrealized gains and losses reported in earnings. Realized gains and losses on the sales of all securities are reported in earnings and computed using the specific identification cost basis.

Other investments consist of shares of Federal Home Loan Bank of Indianapolis (FHLBI) and Federal Reserve Bank stock. As restricted member stocks, these investments are carried at cost. Both cash and stock dividends received on the stocks are reported as income. Quarterly, the Company reviews its investment in FHLBI for impairment. Factors considered in determining impairment are: history of dividend payments; determination of cause for any net loss; adequacy of capital; and review of the most recent financial statements. As of December 31, 2020 and 2019, it was determined that the Company’s investment in FHLBI stock is appropriately valued at cost, which equates to par value. In addition, other investments include interest bearing deposits with other banks with original maturities of greater than three months. These investments are in denominations, including accrued interest, that are fully insured by the FDIC.
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
Direct financing leases are carried at the aggregate of lease payments plus estimated residual value of the leased property, net of unamortized deferred lease origination fees and costs and unearned income. Interest income on direct financing leases is recognized over the term of the lease to achieve a constant periodic rate of return on the outstanding investment. Effective Janaury 1, 2019, as part of the new leasing standard, only those costs incurred as a direct result of closing a lease transaction are capitalized. All existing deferrals will continue to be amortized over the estimated life of the lease while all new incremental direct costs are expensed immediately.
Accrued interest is included in Accrued Income and Other Assets on the Consolidated Statements of Financial Condition and is excluded from the calculation of the allowance for credit losses. The accrual of interest on loans and leases is discontinued when a loan or lease becomes contractually delinquent for 90 days, or when an individual analysis of a borrower’s credit worthiness indicates a credit should be placed on nonperforming status, except for residential mortgage loans and consumer loans that are well secured and in the process of collection. Residential mortgage loans are placed on nonaccrual at the time the loan is placed in foreclosure. When interest accruals are discontinued, interest credited to income in the current year is reversed and interest accrued in the prior year is charged to the allowance for loan and lease losses. However, in some cases, the Company may elect to continue the accrual of interest when the net realizable value of collateral is sufficient to cover the principal and accrued interest. When a loan or lease is classified as nonaccrual and the future collectability of the recorded loan or lease balance is doubtful, collections on interest and principal are applied as a reduction to principal outstanding. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured, which is typically evidenced by a sustained repayment performance of at least six months.
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
When the Company modifies loans and leases in a TDR, it evaluates any possible impairment based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan or lease agreement, or uses the current fair value of the collateral, less selling costs for collateral dependent loans. If the Company determines that the value of the modified loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance for loan and lease losses estimate or a charge-off to the allowance for loan and lease losses. In periods subsequent to modification, the Company evaluates all TDRs, including those that have payment defaults, for possible impairment and recognizes impairment through the allowance for loan and lease losses.
On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which provides entities with optional temporary relief from certain accounting and financial reporting requirements under U.S. GAAP. Section 4013 of the CARES Act allows financial institutions to suspend application of certain TDR accounting guidance for loan and lease modifications related to the COVID-19 pandemic made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the COVID-19 national emergency, provided certain criteria are met. Section 4013 of the CARES Act was amended on December 27, 2020 to extend this relief until January 1, 2022. The relief can be applied to loan and lease modifications for borrowers that were not more than 30 days past due as of December 31, 2019 and to loan and lease modifications that defer or delay the payment of principal or interest, or change the interest rate on the loan. The Company chose to apply this relief to eligible loan and lease modifications. At December 31, 2020, loan and lease modification balances related to the COVID-19 pandemic were $129 million.

The Company sells mortgage loans to the Government National Mortgage Association (GNMA) in the normal course of business and retains the servicing rights. The GNMA programs under which the loans are sold allow the Company to repurchase individual delinquent loans that meet certain criteria from the securitized loan pool. At its option, and without GNMA’s prior authorization, the Company may repurchase a delinquent loan for an amount equal to 100% of the remaining principal balance on the loan. Once the Company has the unconditional ability to repurchase a delinquent loan, the Company is deemed to have regained effective control over the loan and the Company is required to recognize the loan on its balance sheet and record an offsetting liability, regardless of its intent to repurchase the loan. At December 31, 2020 and 2019, residential real estate portfolio loans included $2.31 million and $1.44 million, respectively, of loans available for repurchase under the GNMA optional repurchase programs with the offsetting liability recorded within other short-term borrowings.
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
MSRs are also reviewed for permanent impairment. Permanent impairment exists when recoverability of a recorded valuation allowance is determined to be remote considering historical and projected interest rates, prepayments, and loan pay-off activity. When this situation occurs, the unrecoverable portion of the valuation allowance is applied as a direct write-down to the carrying value of the MSRs. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the MSRs and the valuation allowance, precluding subsequent recoveries.
As part of mortgage banking operations, the Company enters into commitments to originate loans whereby the interest rate on these loans is determined prior to funding (“rate lock commitments”). Similar to loans held for sale, the fair value of rate lock commitments is subject to change primarily due to changes in interest rates. Under the Company’s risk management policy, these fair values are hedged primarily by selling forward contracts on agency securities at the time the interest rate locks are issued to the customers. The rate lock commitments on mortgage loans intended to be sold and the related hedging instruments are recorded at fair value with changes in fair value recorded in current earnings.
Allowance for Credit Losses:
Loans and leases — Accrued interest on loans and leases is excluded from the calculation of the allowance for credit losses due to the Company’s charge-off policy to reverse accrued interest on nonperforming loans against interest income in a timely manner. Expected credit losses on net investments in leases, including any unguaranteed residual asset, are included in the allowance for loan and lease losses.
Allowance for Loan and Lease Losses — Effective January 1, 2020, the allowance for credit losses is established for current expected credit losses on the Company’s loan and lease portfolio. Prior to January 1, 2020, the allowance was established based on an incurred loss model. It is the Company’s policy to maintain the allowance at a level believed to be adequate to absorb estimated credit losses within its portfolio of loans and leases. The determination of the allowance requires significant judgment to estimate credit losses measured on a collective pool basis when similar risk characteristics exist, and for loans evaluated individually. In determining the allowance, the Company estimates expected future losses for the loan’s entire contractual term adjusted for expected payments when appropriate. The allowance estimate considers relevant available information, from internal and external sources relating to the historical loss experience, current conditions, and reasonable and supportable forecasts for the Company’s outstanding loan and lease balances. The allowance is an estimation that reflects management’s evaluation of expected losses related to the Company’s financial assets measured at amortized cost. To ensure that the allowance is maintained at an adequate level, a detailed analysis is performed on a quarterly basis and an appropriate provision is made to adjust the allowance.
The Company categorizes its loan portfolios into eight segments based on similar risk characteristics. Loans within each segment are collectively evaluated using either: 1) a cohort cumulative loss rate methodology (“cohort”) or, 2) the probability of default (“PD”)/loss given default (“LGD”) methodology (PD/LGD).

The cohort methodology is applied to ungraded portfolios, portfolios where receipt of financial statements is generally less timely, and portfolios where there are numerous small dollar accounts that are credit scored. Loans are broken out by internal risk rating (loan grade) bands: 1-6 and 7-12 (special attention). For ungraded portfolios, there is only one pool. The cohort methodology has a steady state assumption; qualitative adjustments capture any differences that may exist between the current and historical conditions.
The PD/LGD methodology is applied to graded portfolios due to the quantitative nature of the Company’s risk rating system and is consistent with the Company’s definition of risk, downgrading a credit where and when appropriate and recognizing losses in a timely manner. Loans are broken out by risk rating (loan grade) bands: 1-3, 4-6, 7-8, and 9-12. The amortized cost loan balances (rather than counts) are used for determining the transition and default probabilities. The Company uses risk rating bands as the active state to track the movement of loans through the transition matrix. The transition frequency is quarterly. Default is defined as the point at which a loan is placed on non-accrual status. In addition, a charge-off is assumed to be a default (i.e. a loan goes from accruing to charge-off, without ever being on non-accrual status). The PD is the cumulative probability of default estimated by use of a transition matrix (based on a Markov transition matrix methodology) which captures the migration of a loan from one risk rating band to another. The LGD is the ratio of loss relative to the exposure (amortized cost) at default.
The current expected credit loss methodology has a factor for reasonable and supportable forecasts. Generally, reasonable and supportable forecasts are for two years or less and have a reversion period of a similar duration, reverting expected credit losses to a level that is consistent with our historical loss experience. Forecast adjustments are added via basis points for the cohort methodology. For the PD/LGD methodology, adjustments to the probability of default factor is applied through forecast adjustments to the PD factor used as the baseline transition matrix runout, thus impacting the historical loss ratio. The Company developed its reasonable and supportable forecasts using relevant data including, but not limited to, growth in gross domestic product, unemployment rates, housing market trends, commodity prices, inflation, and other factors associated with credit losses on the financial statements.
For both the cohort and the PD/LGD methodologies, the Company uses qualitative adjustments to capture differences that may exist between the current and historical conditions. Qualitative factors include but are not limited to current market risk assessment by industry, recent loss experience in particular segments of the portfolios, movement in equipment values collateralizing specialized industry portfolios, concentrations of credit risk, delinquencies, trends in volume, experience and depth of relationship managers and division management, and the effects of changes in lending policies and practices, including changes in quality of the loan and lease origination, servicing and risk management process.
Loans which exhibit different risk characteristics than the pool are evaluated individually for impairment. Loans evaluated individually are not included in the collective evaluation. These loans can be identified from a variety of sources including delinquency, non-accrual status and troubled debt restructurings (TDRs). The scope may include accruing loans that exhibit risk characteristics which differ from their pool or non-performing loans with risk characteristics not similar to other special attention loans in their pool. Individual reserves are determined based on an analysis of the loan’s expected future cash flows, the loan’s observable market value, or the fair value of the collateral less costs to sell. When foreclosure is probable, impairment is determined based on the collateral’s fair value less costs to sell. As a practical expedient, fair value less costs to sell may be used when developing the estimate of credit losses. Similarly, for a going concern analysis, a discounted cash method may be used.
Liability for Credit Losses on Unfunded Loan Commitments — The liability for credit losses on commitments to originate loans and standby letters of credit is included in Accrued Expenses and Other Liabilities on the Consolidated Statements of Financial Condition. Expected credit losses are estimated over the contractual period in which the Company is exposed to credit risk via a contractual obligation unless the obligation is unconditionally cancellable by the Company. The liability for credit losses on unfunded loan commitments is adjusted as a provision for credit losses in Other Noninterest Expense on the Consolidated Statements of Income. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated useful life. Because business processes and credit risks associated with unfunded credit commitments are essentially the same as for loans, the Company utilizes similar processes to estimate its liability for unfunded credit commitments.

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
Other Real Estate — Other real estate acquired through partial or total satisfaction of nonperforming loans is included in Other Assets on the Consolidated Statements of Financial Condition and recorded at fair value less anticipated selling costs based upon the property’s appraised value at the date of transfer, with any difference between the fair value of the property less cost to sell, and the carrying value of the loan charged to the allowance for loan and lease losses or other income, if a positive adjustment. Subsequent fair value write-downs or write-ups, to the extent of previous write-downs, property maintenance costs, and gains or losses recognized upon the sale of other real estate are recognized in Noninterest Expense on the Consolidated Statements of Income. Gains or losses resulting from the sale of other real estate are recognized on the date of sale. As of December 31, 2020 and 2019, other real estate had carrying values of $0.36 million and $0.52 million, respectively, and is included in Other Assets on the Consolidated Statements of Financial Condition.

Repossessed Assets — Repossessed assets may include fixtures and equipment, inventory and receivables, aircraft, construction equipment, and vehicles acquired from business banking and specialty finance activities. Repossessed assets are included in Other Assets on the Consolidated Statements of Financial Condition at fair value of the equipment or vehicle less estimated selling costs. At the time of repossession, the recorded amount of the loan or lease is written down to the fair value of the equipment or vehicle by a charge to the allowance for loan and lease losses or other income, if a positive adjustment. Subsequent fair value write-downs or write-ups, to the extent of previous write-downs, equipment maintenance costs, and gains or losses recognized upon the sale of repossessions are recognized in Noninterest Expense on the Consolidated Statements of Income. Gains or losses resulting from the sale of repossessed assets are recognized on the date of sale. Repossessed assets totaled $1.98 million and $8.62 million, as of December 31, 2020 and 2019, respectively, and are included in Other Assets on the Consolidated Statements of Financial Condition.
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
The Company has historically evaluated goodwill for impairment during the fourth quarter of each year, with financial data as of September 30. During the first quarter of 2020, management determined that the deterioration in general economic conditions as a result of the COVID-19 pandemic and responses thereto represented a triggering event prompting an evaluation of goodwill impairment. Based on the analyses performed each quarter of 2020, the Company determined that goodwill was not impaired.
Partnership Investments — The partnerships in which the Company has investments account for their investments at fair value. As a result, the Company’s investments in these partnerships reflect the underlying fair value of the partnerships’ investments. The Company accounts for its investments in partnerships for which it owns three percent or more of the partnership on the equity method. The Company accounts for its investments in partnerships of which it owns less than three percent at fair value less impairment. The Company has elected to use the practical expedient to estimate fair value of an investment in an investment company using the net asset value of its partnership interest. The Company uses the hypothetical liquidation book value (HLBV) method for equity investments when the liquidation rights and priorities as defined by an equity investment agreement differ from what is reflected by the underlying percentage ownership interests. The HLBV method is commonly applied to equity investments in the renewable energy industry, where cash percentages vary at different points in time and are not directly linked to an investor’s ownership percentage. A calculation is prepared at each balance sheet date to determine the amount that the Company would receive if an equity investment entity were to liquidate all of its assets (as valued in accordance with GAAP) and distribute that cash to the investors based on the contractually defined liquidation priorities. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is 1st Source’s share of the earnings or losses from the equity investment for the period. Investments in partnerships are included in Other Assets on the Consolidated Statements of Financial Condition. The balances as of December 31, 2020 and 2019 were $76.35 million and $61.08 million, respectively.
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
Note 2 — Recent Accounting Pronouncements
Nonrefundable Fees and Other Costs: In October 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-08 “Codification Improvements to Subtopic 310-20, Receivables–Nonrefundable Fees and Other Costs.” This ASU clarifies that an entity should reevaluate whether a callable debt security is within the scope of ASC paragraph 310-20-35-33 for each reporting period. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early application is not permitted. All entities should apply ASU 2020-08 on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. The Company adopted ASU 2020-08 as of January 1, 2021 and it did not have a material impact on its accounting and disclosures.

Reference Rate Reform: In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. In January 2021, the FASB issued ASU 2021-01 which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is implementing a transition plan to identify and modify its loans and other financial instruments with attributes that are either directly or indirectly influenced by LIBOR. The Company is continuing to assess ASU 2020-04 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments.
Partnership Investments and Derivatives: In January 2020, the FASB issued ASU No. 2020-01 “Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” These amendments, among other things, clarify that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments-Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The amendments also clarify that, when determining the accounting for certain forward contracts and purchased options a company should not consider, whether upon settlement or exercise, if the underlying securities would be accounted for under the equity method or fair value option. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early application is permitted, including early adoption in an interim period. An entity should apply ASU 2020-01 prospectively at the beginning of the interim period that includes the adoption date. The Company adopted ASU 2020-01 on January 1, 2021 and it did not have a material impact on its accounting and disclosures.
Income Taxes: In December 2019, the FASB issued ASU 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” These amendments remove specific exceptions to the general principles in Topic 740 in GAAP. It eliminates the need for an organization to analyze whether the following apply in a given period: exception to the incremental approach for intraperiod tax allocation; exceptions to accounting for basis differences where there are ownership changes in foreign investments; and exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. It also improves financial statement preparers’ application of income tax-related guidance and simplifies GAAP for: franchise taxes that are partially based on income; transactions with a government that result in a step up in the tax basis of goodwill; separate financial statements of legal entities that are not subject to tax; and enacts changes in tax laws in interim periods. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The Company adopted ASU 2019-12 on January 1, 2021 and it did not have a material impact on its accounting and disclosures.
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

As previously disclosed, the Company formed a cross-functional team to work through its implementation plan. The Company’s cross-functional team completed the assessment and documentation of processes, internal controls, data and model validation testing, parallel testing, qualitative factors and forecast periods as well as model development. The Company implemented a third-party software solution to assist in the application of the new standard including portfolio segmentation according to shared risk characteristics and modeling methodologies. The Company had finalized the formal review and approval process and the results of its CECL estimate as of year-end 2019 but elected to delay its adoption of ASU 2016-13, as approved by the Coronavirus Aid, Relief, and Economic Security (CARES) Act, until December 31, 2020. Upon adoption of ASU 2016-13, the Company recognized a one-time cumulative effect adjustment decreasing retained earnings as of January 1, 2020 by $2.55 million, net of deferred taxes of $0.81 million.
Upon adopting ASU 2016-13, the Company did not record an allowance as of January 1, 2020 with respect to its available-for-sale debt securities as the majority of these securities are government agency-backed securities for which the risk of loss is minimal. The adoption of ASU 2016-13 did not have a significant impact on the Company’s regulatory capital ratios.
The accounting policies stated in Note 1 relating to the allowance for credit losses on available-for-sale investment securities, loans and leases and unfunded loan commitments reflect the current accounting policies required by ASU 2016-13. Disclosures relating to prior year accounting policies can be found in the 2019 Annual Report on Form 10-K.
The main drivers of the adjustment to retained earnings are summarized in the following table.

(Dollar in thousands)	Pre-ASC 326 Adoption December 31, 2019	Impact of ASC 326 Adoption	As Reported Under ASC 326 January 1, 2020
Allowance for credit losses
Commercial and agricultural	$23,671	$(655)	$23,016
Auto and light truck	14,400	(1,303)	13,097
Medium and heavy duty truck	4,612	2,414	7,026
Aircraft	31,058	484	31,542
Construction equipment	14,120	372	14,492
Commercial real estate	18,350	(649)	17,701
Residential real estate and home equity	3,609	1,688	5,297
Consumer	1,434	233	1,667
Total allowance for credit losses on loans and leases	111,254	2,584	113,838
Accrued expenses and other liabilities (unfunded loan commitments)	3,172	777	3,949
Total allowance for credit losses	$114,426	$3,361	$117,787
Note 3 — Investment Securities Available-For-Sale
The following table shows investment securities available-for-sale.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020
U.S. Treasury and Federal agencies securities	$610,195	$9,521	$(234)	$619,482
U.S. States and political subdivisions securities	78,812	2,346	(31)	81,127
Mortgage-backed securities - Federal agencies	442,748	11,237	(196)	453,789
Corporate debt securities	40,813	1,556	—	42,369
Foreign government securities	700	—	—	700
Total investment securities available-for-sale	$1,173,268	$24,660	$(461)	$1,197,467
December 31, 2019
U.S. Treasury and Federal agencies securities	$524,896	$2,538	$(470)	$526,964
U.S. States and political subdivisions securities	83,566	1,048	(109)	84,505
Mortgage-backed securities - Federal agencies	372,458	3,948	(1,017)	375,389
Corporate debt securities	52,151	890	(16)	53,025
Foreign government securities	700	—	—	700
Total investment securities available-for-sale	$1,033,771	$8,424	$(1,612)	$1,040,583
Amortized cost excludes accrued interest receivable which is included in Accrued Income and Other Assets on the Consolidated Statements of Financial Condition. At December 31, 2020 and 2019, accrued interest receivable on investment securities available for sale was $3.84 million and $4.24 million, respectively.

At December 31, 2020, the residential mortgage-backed securities held by the Company consisted primarily of GNMA, FNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government (Government Sponsored Enterprise, GSEs).
The Company did not hold any marketable equity securities at December 31, 2020 and 2019.
The following table shows the contractual maturities of investments in debt securities available-for-sale at December 31, 2020. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$115,555	$116,556
Due after one year through five years	525,017	537,183
Due after five years through ten years	89,368	89,359
Due after ten years	580	580
Mortgage-backed securities	442,748	453,789
Total debt securities available-for-sale	$1,173,268	$1,197,467
The following table summarizes gross unrealized losses and fair value by investment category and age. At December 31, 2020, the Company’s available-for-sale securities portfolio consisted of 623 securities, 54 of which were in an unrealized loss position.

	Less than 12 Months		12 months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2020
U.S. Treasury and Federal agencies securities	$136,534	$(234)	$—	$—	$136,534	$(234)
U.S. States and political subdivisions securities	6,391	(30)	199	(1)	6,590	(31)
Mortgage-backed securities - Federal agencies	67,736	(187)	3,274	(9)	71,010	(196)
Corporate debt securities	—	—	—	—	—	—
Foreign government securities	200	—	—	—	200	—
Total debt securities available-for-sale	$210,861	$(451)	$3,473	$(10)	$214,334	$(461)
December 31, 2019
U.S. Treasury and Federal agencies securities	$87,352	$(171)	$69,053	$(299)	$156,405	$(470)
U.S. States and political subdivisions securities	9,283	(107)	1,042	(2)	10,325	(109)
Mortgage-backed securities - Federal agencies	81,951	(383)	51,165	(634)	133,116	(1,017)
Corporate debt securities	—	—	8,091	(16)	8,091	(16)
Foreign government securities	—	—	—	—	—	—
Total debt securities available-for-sale	$178,586	$(661)	$129,351	$(951)	$307,937	$(1,612)
The Company does not consider available-for-sale securities with unrealized losses at December 31, 2020 to be experiencing credit losses and recognized no resulting allowance for credit losses. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost basis, which may be the maturity dates of the securities. The unrealized losses occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase.
The following table shows the gross realized gains and losses from the securities available-for-sale portfolio, including marketable equity securities.

(Dollars in thousands)	2020	2019	2018
Gross realized gains	$285	$—	$2
Gross realized losses	(6)	—	(347)
Net realized gains (losses)	$279	$—	$(345)
At December 31, 2020 and 2019, investment securities with carrying values of $338.68 million and $281.38 million, respectively, were pledged as collateral for security repurchase agreements and for other purposes.

Note 4 — Loan and Lease Financings
Total loans and leases outstanding were recorded net of unearned income and deferred loan fees and costs at December 31, 2020 and 2019, and totaled $5.49 billion and $5.09 billion, respectively. At December 31, 2020 and 2019, net deferred loan and lease (fees) costs were $(3.73) million and $5.06 million, respectively. At December 31, 2020, there were $6.37 million in deferred loan fees related to Paycheck Protection Program (PPP) loans. Accrued interest receivable on loans and leases at December 31, 2020 and 2019 was $16.39 million and $14.81 million, respectively.
In the ordinary course of business, the Company has extended loans to certain directors, executive officers, and principal shareholders of equity securities of 1st Source and to their affiliates. In the opinion of management, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the Company and did not involve more than the normal risk of collectability, or present other unfavorable features. The loans are consistent with sound banking practices and within applicable regulatory and lending limitations. The aggregate dollar amounts of these loans were $26.51 million and $17.08 million at December 31, 2020 and 2019, respectively. During 2020, $11.91 million of new loans and other additions were made and $2.48 million of repayments and other reductions occurred.
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
All loans and leases, except residential real estate and home equity loans and consumer loans, are assigned credit quality grades on a scale from 1 to 12 with grade 1 representing superior credit quality. The criteria used to assign grades to extensions of credit that exhibit potential problems or well-defined weaknesses are primarily based upon the degree of risk and the likelihood of orderly repayment, and their effect on our safety and soundness. Loans or leases graded 7 or weaker are considered “special attention” credits and, as such, relationships in excess of $100,000 are reviewed quarterly as part of management’s evaluation of the appropriateness of the allowance for loan and lease losses. Grade 7 credits are defined as “watch” and contain greater than average credit risk and are monitored to limit our exposure to increased risk; grade 8 credits are “special mention” and, following regulatory guidelines, are defined as having potential weaknesses that deserve management’s close attention. Credits that exhibit well-defined weaknesses and a distinct possibility of loss are considered ‘‘classified’’ and are graded 9 through 12 corresponding to the regulatory definitions of “substandard” (grades 9 and 10) and the more severe ‘‘doubtful’’ (grade 11) and ‘‘loss’’ (grade 12). For residential real estate and home equity and consumer loans, credit quality is based on the aging status of the loan and by payment activity. Nonperforming loans are those loans which are on nonaccrual status or are 90 or more past due.
Below is a summary of the Company’s loan and lease portfolio segments and a discussion of the risk characteristics relevant to each portfolio segment.
Commercial and agricultural – loans are to entities within the Company’s local market communities. Loans are for business or agri-business purposes and include working capital lines of credit secured by accounts receivable and inventory that are generally renewable annually and term loans secured by equipment with amortizations based on the expected life of the underlying collateral, generally three to seven years. These loans are typically further supported by personal guarantees. Commercial exposure is to a wide range of industries and services. Risks in this sector are also varied and are most impacted by general economic conditions. Risk mitigants include appropriate underwriting and monitoring and, when appropriate, government guarantees, including SBA and FSA. This portfolio sector also includes solar loans which are not local market credits, and PPP loans, which are fully guaranteed by the SBA. Total PPP loan originations during 2020 amounted to $597.45 million. As of December 31, 2020, PPP loan balances were $351.56 million which is net of an unearned discount of $6.37 million.

Auto and light truck – loans are secured by vehicles and borrowers are nationwide. The portfolio consists of multiple industries: auto rental, auto leasing and specialty vehicle which includes bus, funeral car and step van. Borrowers in the auto rental segment are primarily independent auto rental entities with on-airport and off-airport locations, and some insurance replacement business. Loan amortizations are relatively short, generally eighteen months, but up to four years. Auto leasing customers lease to businesses and the Company takes assignment of the lease stream and places its lien on the vehicles. Terms are generally longer than the auto rental sector, three to seven years and match the underlying leases. Risks in both these segments include economic risks and collateral risks, principally used vehicle values. The bus segment is secured primarily by shuttle busses and motor coaches. Risks include lack of well-established mechanisms for disposition of collateral, such as auctions that are key to disposition of autos. Loans in the portfolio generally carry personal guarantees.
Medium and heavy duty truck – loans and full-service truck leases are secured by heavy-duty trucks, commonly Class 8 trucks, and are generally personally guaranteed. In addition to economic risks, collateral risk is significant. Financing is generally at full cost, plus additional expenditures to get the vehicle operational, such as taxes, insurance and fees. It takes three to four years of debt amortization to reach an equity position in the collateral.
Aircraft – loans are to domestic and foreign borrowers with the domestic segment further divided into two pools: 1) personal and business use, and 2) dealers and operators. The Company’s focus for the foreign sector is Latin America, principally Mexico and Brazil. Loans are primarily secured by new and used business jets and helicopters, with appropriate advances, amortizations of ten to fifteen years, and are generally guaranteed by individuals. The most significant risk in the Aircraft portfolio is collateral risk - volatility in underlying values and maintenance concerns. The portfolio is subject to national and global economic risks.
Construction equipment – loans are to borrowers throughout the country secured by specific equipment. The borrowers include highway and road builders, asphalt producers and pavers, suppliers of aggregate products, site developers, frac sand operations, general construction equipment dealers and operators, and crane rental entities. Generally, loans include personal guarantees. The construction equipment industry is heavily dependent on the U.S. economy and the global economy. Market growth is reliant on investments from public and private sectors into urbanization and infrastructure projects.
Commercial real estate – loans are generally to entities within the local market communities served by the Company with advances generally within regulatory guidelines. Historically, the Company’s exposure to commercial real estate had been primarily to the less risky owner-occupied segment although growth in recent years has been in the non-owner-occupied segment which now accounts for slightly less than half of the portfolio. The non-owner-occupied segment includes hotels, apartment complexes and warehousing facilities. There is limited exposure to construction loans. Many commercial real estate loans carry personal guarantees. Additional risks in the commercial real estate portfolio stem from geographical concentration in northern Indiana and southwest Michigan and general economic conditions.
Residential real estate and home equity – loans predominantly include one-to-four family mortgages to borrowers in the Company’s local market communities and are appropriately underwritten and secured by residential real estate.
Consumer – loans are to individuals in the Company’s local markets and auto loans are generally secured by personal vehicles and appropriately underwritten.

The following table shows the amortized cost of loans and leases, segregated by portfolio segment, credit quality rating and year of origination as of December 31, 2020.

	Term Loans and Leases by Origination Year
(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and agricultural
Grades 1-6	$666,905	$193,555	$134,411	$92,916	$26,034	$19,790	$291,990	$—	$1,425,601
Grades 7-12	6,788	1,699	4,726	3,507	1,200	2,134	33,067	—	53,121
Total commercial and agricultural	673,693	195,254	139,137	96,423	27,234	21,924	325,057	—	1,478,722
Auto and light truck
Grades 1-6	248,932	141,841	52,749	24,101	4,210	608	—	—	472,441
Grades 7-12	19,113	27,136	12,796	8,612	2,250	21	—	—	69,928
Total auto and light truck	268,045	168,977	65,545	32,713	6,460	629	—	—	542,369
Medium and heavy duty truck
Grades 1-6	92,698	88,314	44,205	31,773	15,644	4,840	—	—	277,474
Grades 7-12	—	978	—	—	632	88	—	—	1,698
Total medium and heavy duty truck	92,698	89,292	44,205	31,773	16,276	4,928	—	—	279,172
Aircraft
Grades 1-6	429,283	153,358	93,042	95,457	43,972	20,966	6,370	—	842,448
Grades 7-12	11,519	2,561	479	596	2,187	1,670	—	—	19,012
Total aircraft	440,802	155,919	93,521	96,053	46,159	22,636	6,370	—	861,460
Construction equipment
Grades 1-6	311,174	180,550	96,320	42,713	12,624	5,722	17,502	737	667,342
Grades 7-12	17,518	13,743	10,642	398	237	85	2,988	1,935	47,546
Total construction equipment	328,692	194,293	106,962	43,111	12,861	5,807	20,490	2,672	714,888
Commercial real estate
Grades 1-6	190,725	204,477	173,847	175,009	69,022	122,762	373	—	936,215
Grades 7-12	9,518	7,990	5,173	6,684	1,762	2,522	—	—	33,649
Total commercial real estate	200,243	212,467	179,020	181,693	70,784	125,284	373	—	969,864
Residential real estate and home equity
Performing	133,829	65,690	18,194	22,929	41,847	86,106	135,255	5,703	509,553
Nonperforming	—	—	21	14	—	1,435	247	109	1,826
Total residential real estate and home equity	133,829	65,690	18,215	22,943	41,847	87,541	135,502	5,812	511,379
Consumer
Performing	43,824	34,409	18,904	7,005	2,259	793	23,869	—	131,063
Nonperforming	2	99	78	36	8	2	159	—	384
Total consumer	$43,826	$34,508	$18,982	$7,041	$2,267	$795	$24,028	$—	$131,447

The following table shows the amortized cost of loans and leases, segregated by portfolio segment, with delinquency aging and nonaccrual status.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Total Accruing Loans	Nonaccrual	Total Financing Receivables
December 31, 2020
Commercial and agricultural	$1,472,755	$34	$—	$—	$1,472,789	$5,933	$1,478,722
Auto and light truck	504,659	560	205	—	505,424	36,945	542,369
Medium and heavy duty truck	278,452	—	—	—	278,452	720	279,172
Aircraft	860,632	—	—	—	860,632	828	861,460
Construction equipment	701,124	1,093	298	—	702,515	12,373	714,888
Commercial real estate	968,370	—	—	—	968,370	1,494	969,864
Residential real estate and home equity	508,532	782	239	108	509,661	1,718	511,379
Consumer	130,458	504	101	7	131,070	377	131,447
Total	$5,424,982	$2,973	$843	$115	$5,428,913	$60,388	$5,489,301
December 31, 2019
Commercial and agricultural	$1,131,704	$118	$—	$—	$1,131,822	$969	$1,132,791
Auto and light truck	586,212	1,268	77	—	587,557	1,250	588,807
Medium and heavy duty truck	293,736	14	—	—	293,750	1,074	294,824
Aircraft	772,846	7,026	3,293	—	783,165	875	784,040
Construction equipment	702,671	819	609	—	704,099	1,352	705,451
Commercial real estate	906,468	58	—	—	906,526	1,651	908,177
Residential real estate and home equity	528,844	561	152	257	529,814	2,189	532,003
Consumer	138,132	632	187	54	139,005	429	139,434
Total	$5,060,613	$10,496	$4,318	$311	$5,075,738	$9,789	$5,085,527
Interest income for the years ended December 31, 2020, 2019, and 2018, would have increased by approximately $3.49 million, $0.69 million, and $2.18 million, respectively, if the nonaccrual loans and leases had earned interest at their full contract rate.

The following table shows impaired loans and leases, segregated by portfolio segment, and the corresponding allowance for impaired loans and leases.

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2019
With no related allowance recorded:
Commercial and agricultural	$218	$218	$—
Auto and light truck	853	853	—
Medium and heavy duty truck	1,074	1,074	—
Aircraft	875	875	—
Construction equipment	615	615	—
Commercial real estate	1,487	1,487	—
Residential real estate and home equity	—	—	—
Consumer	—	—	—
Total with no related allowance recorded	5,122	5,122	—
With an allowance recorded:
Commercial and agricultural	10,366	10,366	3,003
Auto and light truck	278	278	30
Medium and heavy duty truck	—	—	—
Aircraft	—	—	—
Construction equipment	736	736	75
Commercial real estate	—	—	—
Residential real estate and home equity	337	339	117
Consumer	—	—	—
Total with an allowance recorded	11,717	11,719	3,225
Total impaired loans	$16,839	$16,841	$3,225
The following table shows average recorded investment and interest income recognized on impaired loans and leases, segregated by portfolio segment, for the years ending December 31, 2019 and 2018.

	2019		2018
(Dollars in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Commercial and agricultural	$5,983	$242	$2,812	$—
Auto and light truck	2,721	—	9,352	—
Medium and heavy duty truck	244	—	247	—
Aircraft	2,409	8	9,987	20
Construction equipment	1,664	—	1,663	—
Commercial real estate	1,715	—	2,303	—
Residential real estate and home equity	340	19	347	15
Consumer loans	—	—	—	—
Total	$15,076	$269	$26,711	$35

The following table shows the number of loans and leases classified as troubled debt restructuring (TDR) during 2020, 2019 and 2018, by portfolio segment, as well as the recorded investment as of December 31. The classification between nonperforming and performing is shown at the time of modification. Modification programs focused on extending maturity dates or modifying payment patterns with most TDRs experiencing a combination of concessions. The modifications did not result in the contractual forgiveness of principal or interest. The TDRs during 2020 were the result of issues that predated the COVID-19 pandemic. There were two modifications during 2020, one modification during 2019, and no modifications during 2018 that resulted in an interest rate reduction below market rate. Consequently, the financial impact of the modifications was immaterial.

	2020		2019		2018
(Dollars in thousands)	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Performing TDRs:
Commercial and agricultural	—	$—	1	$9,901	—	$—
Auto and light truck	—	—	—	—	—	—
Medium and heavy duty truck	—	—	—	—	—	—
Aircraft	—	—	—	—	—	—
Construction equipment	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Residential real estate and home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total performing TDR modifications	—	—	1	9,901	—	—
Nonperforming TDRs:
Commercial and agricultural	—	—	1	465	—	—
Auto and light truck	—	—	—	—	1	285
Medium and heavy duty truck	—	—	—	—	—	—
Aircraft	1	828	—	—	—	—
Construction equipment	1	9,905	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Residential real estate and home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total nonperforming TDR modifications	2	10,733	1	465	1	285
Total TDR modifications	2	$10,733	2	$10,366	1	$285
There was one nonperforming commercial and agricultural TDR with a recorded investment of $0.41 million which had a payment default within the twelve months following modification for the year ended December 31, 2020, one nonperforming auto and light truck TDR with a recorded investment of $0.00 million which had a payment default within the twelve months following modification for the year ended December 31, 2019, and no TDRs which had a payment default within the twelve months following modification during the year ended December 31, 2018.
The classification between nonperforming and performing is shown at the time of modification. Default occurs when a loan or lease is 90 days or more past due under the modified terms or transferred to nonaccrual.
The following table shows the recorded investment of loans and leases classified as troubled debt restructurings as of December 31.

Year Ended December 31 (Dollars in thousands)	2020	2019
Performing TDRs	$330	$10,238
Nonperforming TDRs	11,156	486
Total TDRs	$11,486	$10,724

Note 5 — Allowance for Credit Losses
Allowance for Loan and Lease Losses
The methodology used to estimate the appropriate level of the allowance for loan and lease losses is described in Note 1, under the heading “Allowance for Credit Losses.” The allowance for loan and lease losses at December 31, 2020, represents the Company’s current estimate of lifetime credit losses inherent in the loan and lease portfolio. The following table shows the changes in the allowance for loan and lease losses, segregated by portfolio segment, for each of the three years ended December 31.

(Dollars in thousands)	Commercial and agricultural	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer	Total
2020
Balance, beginning of year	$23,671	$14,400	$4,612	$31,058	$14,120	$18,350	$3,609	$1,434	$111,254
Impact of ASC 326 adoption	(655)	(1,303)	2,414	484	372	(649)	1,688	233	2,584
Adjusted balance, beginning of year	23,016	13,097	7,026	31,542	14,492	17,701	5,297	1,667	113,838
Charge-offs	903	7,107	15	855	4,090	37	74	893	13,974
Recoveries	663	499	18	1,800	1,415	58	33	303	4,789
Net charge-offs	240	6,608	(3)	(945)	2,675	(21)	41	590	9,185
Provision (recovery of provision)	(547)	22,437	(629)	1,566	7,349	5,036	118	671	36,001
Balance, end of year	$22,229	$28,926	$6,400	$34,053	$19,166	$22,758	$5,374	$1,748	$140,654

2019
Balance, beginning of year	$17,063	$14,689	$4,303	$33,047	$10,922	$15,705	$3,425	$1,315	$100,469
Charge-offs	1,040	991	1,132	3,066	238	5	53	1,066	7,591
Recoveries	664	97	32	1,143	160	75	85	287	2,543
Net charge-offs (recoveries)	376	894	1,100	1,923	78	(70)	(32)	779	5,048
Provision (recovery of provision)	6,984	605	1,409	(66)	3,276	2,575	152	898	15,833
Balance, end of year	$23,671	$14,400	$4,612	$31,058	$14,120	$18,350	$3,609	$1,434	$111,254

2018
Balance, beginning of year	$16,228	$10,103	$4,844	$34,619	$9,343	$14,792	$3,666	$1,288	$94,883
Charge-offs	229	3,308	23	12,222	288	70	63	909	17,112
Recoveries	222	68	—	2,499	100	53	23	271	3,236
Net charge-offs (recoveries)	7	3,240	23	9,723	188	17	40	638	13,876
Provision (recovery of provision)	842	7,826	(518)	8,151	1,767	930	(201)	665	19,462
Balance, end of year	$17,063	$14,689	$4,303	$33,047	$10,922	$15,705	$3,425	$1,315	$100,469
The allowance for loan and lease losses increased year-over-year in 2020 for most portfolio segments due to downward migration in credit quality and increased risk as a result of the pandemic. The impact of adopting ASC 326 is also noted for each loan segment. Generally, a decrease in the allowance upon adoption was related to shorter duration assets in the loan class and likewise, an increase was generally due to longer duration assets.
Commercial and agricultural – loan growth was due primarily to PPP loans which have minimal credit risk. The decline in the allowance was principally due to the impact of the short duration lines of credit driving lower reserves and minimal reserves for PPP loans.
Auto and light truck – allowance increased as a result of the significant impact the pandemic had on the portfolio, which includes the particularly hard-hit bus industry. The increase related to credit deterioration was somewhat offset by a lower allowance for the auto rental industry due to the short average duration of the loans. Loan balances declined somewhat year-over-year.
Medium and heavy duty truck – allowance decrease was principally attributable to credit quality metrics continuing to be relatively strong therefore a recovery of provision was recognized during the period.
Aircraft – the allowance was principally impacted by loan growth. The Company has historically carried a higher allowance in this portfolio due to volatility. The higher allowance during the period was due to charge-offs impacting the loss history and the long duration assets.
Construction equipment – allowance increase was mainly driven by exposure to mining and frac sand industries. While the total Company exposure is limited, the impact of lower oil prices on this portfolio was relevant.
Commercial real estate – allowance increase was a result of loan growth and exposure to industries hardest hit by the pandemic, i.e. hotels and accommodations and, to a lesser extent, retail and office buildings. The Company’s exposure to these industries is limited, but the impact was noticeable in this asset class.
Residential real estate and home equity – increased allowance as a result of longer asset duration.
Consumer – segment saw an increase in allowance due to portfolio mix and duration.
Economic Outlook
As of December 31, 2020, the COVID-19 pandemic created extraordinary circumstances affecting the loan and lease portfolios. The forecast considers global and domestic economic effects from the ongoing pandemic as well as the potential impact of U.S. monetary and fiscal policy, including the recently passed Coronavirus Response and Relief Supplemental Appropriations Act, which may impact clients; particularly those who will benefit from a second round of paycheck protection program funds or targeted funds for struggling industry sectors such as transportation. The Company’s assumption was that the economic slowdown will have an adverse impact on the loan and lease portfolio over the next two years. GDP is expected to grow throughout 2021 but is not expected to return to pre-pandemic levels until 2022. Likewise, unemployment is not likely to get back to pre-shutdown levels until 2022.
As a result of the unprecedented economic uncertainty caused by the COVID-19 pandemic, the Company’s future loss estimates may vary considerably from the December 31, 2020 assumptions.
Liability for Credit Losses on Unfunded Loan Commitments
The liability for credit losses inherent in unfunded loan commitments is included in Accrued Expenses and Other Liabilities on the Consolidated Statements of Financial Condition. The following table shows the changes in the liability for credit losses on unfunded loan commitments for each of the three years ended December 31.

(Dollars in thousands)	2020	2019	2018
Balance, beginning of year	$3,172	$3,075	$3,050
Impact of ASC 326 adoption	777	—	—
Adjusted balance, beginning of year	3,949	3,075	3,050
Provision (recovery of provision)	550	97	25
Balance, end of year	$4,499	$3,172	$3,075

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
The following table shows the components of the investment in direct finance and operating leases as of December 31.

(Dollars in thousands)	2020	2019
Direct finance leases:
Minimum lease payments	$160,508	$190,879
Estimated unguaranteed residual values	—	41
Less: Unearned income	(21,507)	(30,568)
Net investment in direct finance leases	$139,001	$160,352

Operating leases:
Gross investment in operating leases	$116,818	$176,485
Accumulated depreciation	(51,778)	(64,801)
Net investment in operating leases	$65,040	$111,684

The following table shows future minimum lease payments due from clients on direct finance and operating leases at December 31, 2020.

(Dollars in thousands)	Direct Finance Leases	Operating Leases
2021	$34,123	$16,784
2022	31,867	12,995
2023	29,791	7,676
2024	18,042	3,859
2025	14,822	1,636
Thereafter	31,863	242
Total	$160,508	$43,192
To mitigate the risk of loss, the Company seeks to diversify both the type of equipment leased and the industries in which the lessees participate. In addition, a portion of our leases are terminal rental adjustment clause or “TRAC” leases where the lessee effectively guarantees the full residual value through a rental adjustment at the end of term or those where partial value is guaranteed (“split-TRAC”), which has a limited residual risk. Under a split-TRAC structure, the limited residual risk would be satisfied first by the net sale proceeds of the leased asset. The lessee’s at-risk portion, or top risk, is satisfied last and is subject to repayment as additional rent, if the TRAC amount is not satisfied by the net sale proceeds. The carrying amount of residual assets covered by residual value guarantees was $43.65 million and $69.09 million at December 31, 2020 and December 31, 2019, respectively.
The following table shows interest income recognized from direct finance lease payments and operating lease equipment rental income and related depreciation expense.

(Dollars in thousands)	2020	2019	2018
Direct finance leases:
Interest income on lease receivable	$8,258	$10,985	$13,052

Operating leases:
Income related to lease payments	$23,380	$30,741	$31,793
Depreciation expense	20,203	25,128	26,248
Income related to reimbursements from lessees for personal property tax on operating leased equipment for the years ended December 31, 2020 and December 31, 2019 were $0.61 million and $0.73 million. respectively. Expense related to personal property tax payments on operating leased equipment for the year ended December 31, 2020 and December 31, 2019 were $0.61 million and $0.73 million, respectively.
During the year ended December 31, 2020, the Company recorded impairment charges of $0.68 million. The impairment charges were recorded as a result of the annual review of operating lease residual values and was recognized in Depreciation - Leased Equipment on the Consolidated Statements of Income.
Note 7 — Premises and Equipment
The following table shows premises and equipment as of December 31.

(Dollars in thousands)	2020	2019
Land	$15,505	$15,222
Buildings and improvements	60,488	59,508
Furniture and equipment	42,672	41,831
Total premises and equipment	118,665	116,561
Accumulated depreciation and amortization	(69,292)	(64,342)
Net premises and equipment	$49,373	$52,219
Depreciation and amortization of properties and equipment totaled $5.67 million in 2020, $5.79 million in 2019, and $5.62 million in 2018.
During 2020, 2019 and 2018, the Company recorded long-lived asset impairment charges totaling zero, zero and $100,000, respectively. The impairment charges were recorded as a result of appraisals on buildings and were recognized in Other Expense on the Consolidated Statements of Income.

Note 8 — Mortgage Servicing Rights
The unpaid principal balance of residential mortgage loans serviced for third parties was $838.45 million at December 31, 2020, compared to $740.91 million at December 31, 2019, and $734.30 million at December 31, 2018.
Amortization expense on MSRs is expected to total $1.39 million, $1.02 million, $0.72 million, $0.49 million, and $0.34 million in 2021, 2022, 2023, 2024, and 2025, respectively. Projected amortization excludes the impact of future asset additions or disposals.
The following table shows changes in the carrying value of MSRs and the associated valuation allowance.

(Dollars in thousands)	2020	2019
Mortgage servicing rights:
Balance at beginning of year	$4,200	$4,283
Additions	2,777	1,229
Amortization	(2,361)	(1,312)
Sales	—	—
Carrying value before valuation allowance at end of year	4,616	4,200
Valuation allowance:
Balance at beginning of year	—	—
Impairment charges	(812)	—
Balance at end of year	$(812)	$—
Net carrying value of mortgage servicing rights at end of year	$3,804	$4,200
Fair value of mortgage servicing rights at end of year	$4,038	$5,986
At December 31, 2020, the fair value of MSRs exceeded the carrying value reported on the Consolidated Statements of Financial Condition by $0.23 million. This difference represents increases in the fair value of certain MSRs that could not be recorded above cost basis.
Funds held in trust at 1st Source for the payment of principal, interest, taxes and insurance premiums applicable to mortgage loans being serviced for others, were approximately $17.78 million and $16.77 million at December 31, 2020 and December 31, 2019, respectively. Mortgage loan contractual servicing fees, including late fees and ancillary income, were $3.13 million, $2.64 million, and $2.61 million for 2020, 2019, and 2018, respectively. Mortgage loan contractual servicing fees are included in Mortgage Banking Income on the Consolidated Statements of Income.
Note 9 — Intangible Assets and Goodwill
At December 31, 2020, intangible assets consisted of goodwill of $83.87 million and other intangible assets of $0.08 million, which was net of accumulated amortization of $0.06 million. At December 31, 2019, intangible assets consisted of goodwill of $83.87 million and other intangible assets of $0.10 million, which was net of accumulated amortization of $0.10 million. Intangible asset amortization was $0.02 million, $0.03 million, and $0.08 million for 2020, 2019, and 2018, respectively. Amortization on other intangible assets is expected to total $0.02 million, $0.02 million, $0.02 million, $0.02 million, and $0.00 million in 2021, 2022, 2023, 2024, and 2025, respectively.
The following table shows a summary of other intangible assets as of December 31.

(Dollars in thousands)	2020	2019
Other intangibles:
Gross carrying amount	$146	$204
Less: accumulated amortization	(64)	(100)
Net carrying amount	$82	$104
Note 10 — Deposits
The aggregate amount of certificates of deposit of $250,000 or more and other time deposits of $250,000 or more outstanding at December 31, 2020 and 2019 was $453.16 million and $749.44 million, respectively.

The following table shows the amount of certificates of deposit of $250,000 or more and other time deposits of $250,000 or more outstanding at December 31, 2020, by time remaining until maturity.

(Dollars in thousands)
Under 3 months	$117,444
4 – 6 months	83,262
7 – 12 months	80,237
Over 12 months	172,214
Total	$453,157
The following table shows scheduled maturities of time deposits, including both private and public funds, at December 31, 2020.

(Dollars in thousands)
2021	$834,723
2022	170,270
2023	108,353
2024	41,353
2025	7,789
Thereafter	4,869
Total	$1,167,357
Note 11 — Borrowed Funds and Mandatorily Redeemable Securities
The following table shows the details of long-term debt and mandatorily redeemable securities as of December 31, 2020 and 2019.

(Dollars in thousands)	2020	2019
Federal Home Loan Bank borrowings (0.54% – 5.04%)	$55,183	$45,819
Mandatorily redeemable securities	20,358	17,972
Other long-term debt	6,323	7,848
Total long-term debt and mandatorily redeemable securities	$81,864	$71,639
Annual maturities of long-term debt outstanding at December 31, 2020, for the next five years and thereafter beginning in 2021, are as follows (in thousands): $3,168; $4,830; $2,049; $11,187; $145; and $60,485.
At December 31, 2020, the Federal Home Loan Bank borrowings represented a source of funding for community economic development activities, agricultural loans and general funding for the bank and consisted of 18 fixed rate notes with maturities ranging from 2021 to 2030. These notes were collateralized by $68.95 million of certain real estate loans.
Mandatorily redeemable securities as of December 31, 2020 and 2019, of $20.36 million and $17.97 million, respectively reflected the “book value” shares under the 1st Source Executive Incentive Plan. See Note 16 - Stock Based Compensation (Stock Award Plans) for additional information. Dividends paid on these shares and changes in book value per share are recorded as Other interest expense on the Consolidated Statements of Income. Total interest expense recorded for 2020, 2019, and 2018 was $2.14 million, $2.22 million, and $1.61 million, respectively.
The following table shows the details of short-term borrowings as of December 31, 2020 and 2019.

	2020		2019
(Dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Federal funds purchased	$—	—%	$—	—%
Security repurchase agreements	143,564	0.08	120,459	0.23
Commercial paper	4,766	0.13	3,993	0.29
Federal Home Loan Bank advances	—	—	20,000	1.61
Other short-term borrowings	2,311	—	1,441	—
Total short-term borrowings	$150,641	0.08%	$145,893	0.42%

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
The Company is involved in various entities that are considered to be VIEs. The Company’s investments in VIEs are primarily related to investments promoting affordable housing, community development and renewable energy sources. Some of these tax-advantaged investments support the Company’s regulatory compliance with the Community Reinvestment Act. The Company’s investments in these entities generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These tax credits are recognized as a reduction of tax expense or, for investments qualifying as investment tax credits, as a reduction to the related investment asset. The Company recognized federal and state income tax credits related to its affordable housing and community development tax-advantaged investments in tax expense of $1.72 million, $1.55 million and $1.29 million for the years ended December 31, 2020, 2019 and 2018, respectively. The Company also recognized $31.08 million, $15.86 million and $10.45 million of investment tax credits for the years ended December 31, 2020, 2019 and 2018, respectively.
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
The following table provides a summary of investments in affordable housing, community development and renewable energy VIEs that the Company has not consolidated as of December 31, 2020 and 2019.

(Dollars in thousands)	2020	2019
Investment carrying amount	$22,742	$19,843
Unfunded capital and other commitments	26,716	17,420
Maximum exposure to loss	52,106	37,904

The Company is required to consolidate VIEs in which it has concluded it has significant involvement in and the ability to direct the activities that impact the entity’s economic performance. The Company is the managing general partner of entities to which it shares interest in tax-advantaged investments with a third party. At December 31, 2020 and 2019, approximately $53.61 million and $41.24 million, respectively, of the Company’s assets and $4.93 million and $18.68 million, respectively, of its liabilities included on the Consolidated Statements of Financial Condition were related to tax-advantaged investment VIEs which the Company has consolidated. The assets of the consolidated VIE are reported in Other Assets, the liabilities are reported in Other Liabilities and the non-controlling interest is reported in Equity on the Consolidated Statements of Financial Condition. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIE do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIE is generally limited to the carrying value of its variable interest plus any related tax credits previously recognized.
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
The following table shows subordinated notes at December 31, 2020.

(Dollars in thousands)	Amount of Subordinated Notes	Interest Rate	Maturity Date
June 2007 issuance (1)	$41,238	7.22%	6/15/2037
August 2007 issuance (2)	17,526	1.70%	9/15/2037
Total	$58,764

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
Stock options, where the exercise price was greater than the average market price of the common shares, were excluded from the computation of diluted earnings per common share because the result would have been antidilutive. No stock options were considered antidilutive as of December 31, 2020, 2019 and 2018.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share for the three years ending December 31.

(Dollars in thousands - except per share amounts)	2020	2019	2018
Distributed earnings allocated to common stock	$28,859	$28,188	$24,894
Undistributed earnings allocated to common stock	52,044	63,254	56,975
Net earnings allocated to common stock	80,903	91,442	81,869
Net earnings allocated to participating securities	534	518	545
Net income allocated to common stock and participating securities	$81,437	$91,960	$82,414

Weighted average shares outstanding for basic earnings per common share	25,527,154	25,600,138	25,937,599
Dilutive effect of stock compensation	—	—	—
Weighted average shares outstanding for diluted earnings per common share	25,527,154	25,600,138	25,937,599

Basic earnings per common share	$3.17	$3.57	$3.16
Diluted earnings per common share	$3.17	$3.57	$3.16

Note 14 — Accumulated Other Comprehensive Income
The following table presents reclassifications out of accumulated other comprehensive income related to unrealized gains and losses on available-for-sale securities for the two years ending December 31.

(Dollars in thousands)	2020	2019	Affected Line Item in the Statements of Income
Realized gains included in net income	$279	$—	Gains (losses) on investment securities available-for-sale
	279	—	Income before income taxes
Tax effect	(65)	—	Income tax expense
Net of tax	$214	$—	Net income
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
Employees are eligible to participate in the Plan the first of the month following 90 days of employment. The Company matches dollar for dollar on the first 4% of deferred compensation, plus 50 cents on the dollar of the next 2% deferrals. The Company will also contribute to the Plan an amount designated as a fixed 2% employer contribution. The amount of fixed contribution is equal to two percent of the participant’s eligible compensation. Additionally, each year the Company may, in its sole discretion, make a discretionary profit sharing contribution. As of December 31, 2020 and 2019, there were 824,466 and 852,128 shares, respectively, of 1st Source Corporation common stock held in relation to employee benefit plans.
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
Contribution expense for the years ended December 31, 2020, 2019, and 2018, amounted to $5.70 million, $5.48 million, and $4.87 million, respectively.
Note 16 — Stock Based Compensation
As of December 31, 2020, the Company had four active stock-based employee compensation plans. These plans include three executive stock award plans, the Executive Incentive Plan (EIP), the Restricted Stock Award Plan (RSAP), the Strategic Deployment Incentive Plan (SDP); and the Employee Stock Purchase Plan (ESPP). The 2011 Stock Option Plan was approved by the shareholders on April 21, 2011 but the Company had not made any grants through December 31, 2020. These stock-based employee compensation plans were established to help retain and motivate key employees. All of the plans have been approved by the shareholders of 1st Source Corporation. The Executive Compensation and Human Resources Committee (the “Committee”) of the 1st Source Corporation Board of Directors has sole authority to select the employees, establish the awards to be issued, and approve the terms and conditions of each award under the stock-based compensation plans.

Stock-based compensation to employees is recognized as compensation cost on the Consolidated Statements of Income based on their fair values on the measurement date, which, for 1st Source, is the date of grant. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. The total fair value of share awards vested was $2.67 million during 2020, $3.35 million in 2019, and $3.53 million in 2018.
The following table shows the combined summary of activity regarding active stock option and stock award plans.

		Non-Vested Stock Awards Outstanding
	Shares Available for Grant	Number of Shares	Weighted-Average Grant-Date Fair Value
Balance, January 1, 2018	676,444	295,926	$27.41
Shares authorized - 2018 EIP	70,461	—	—
Granted	(74,981)	74,981	29.11
Stock awards vested	—	(106,513)	25.79
Forfeited	3,135	(10,575)	27.51
Balance, December 31, 2018	675,059	253,819	28.59
Shares authorized - 2019 EIP	62,538	—	—
Granted	(74,336)	74,336	31.44
Stock awards vested	—	(100,299)	28.35
Forfeited	1,241	(8,865)	30.28
Balance, December 31, 2019	664,502	218,991	29.60
Shares authorized - 2020 EIP	60,233	—	—
Granted	(147,576)	147,576	37.41
Stock awards vested	—	(74,203)	28.95
Forfeited	49	(870)	31.82
Balance, December 31, 2020	577,208	291,494	$33.71
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
There were zero stock options exercised during 2020, 2019 or 2018. All shares issued in connection with stock option exercises and non-vested stock awards are issued from available treasury stock.
No stock-based compensation expense related to stock options was recognized in 2020, 2019 or 2018.
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

Stock-based compensation expense relating to the EIP, SDP and RSAP totaled $3.29 million in 2020, $2.76 million in 2019, and $3.55 million in 2018. The total income tax benefit recognized in the accompanying Consolidated Statements of Income related to stock-based compensation was $0.77 million in 2020, $0.65 million in 2019, and $0.86 million in 2018. Unrecognized stock-based compensation expense related to non-vested stock awards (EIP/SDP/RSAP) was $7.63 million at December 31, 2020. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 3.44 years.
The fair value of non-vested stock awards for the purposes of recognizing stock-based compensation expense is market price of the stock on the measurement date, which, for the Company’s purposes is the date of the award.
Employee Stock Purchase Plan — The Company offers an ESPP for substantially all employees with at least two years of service on the effective date of an offering under the plan. Eligible employees may elect to purchase any dollar amount of stock, so long as such amount does not exceed 25% of their base rate of pay and the aggregate stock accrual rate for all offerings does not exceed $25,000 in any calendar year. The purchase price for shares offered is the lower of the closing market bid price for the offering date or the average market bid price for the five business days preceding the offering date. The purchase price and premium/(discount) to the actual market closing price on the offering date for the 2020, 2019, and 2018 offerings were $34.35 (1.78%), $43.81 (0.14%), and $53.84 (-0.09%), respectively. Payment for the stock is made through payroll deductions over the offering period, and employees may discontinue the deductions at any time and exercise the option or take the funds out of the program. The most recent offering began June 1, 2020 and runs through June 1, 2022, with $304,635 in stock value to be purchased at $34.35 per share.
Note 17 — Income Taxes
The following table shows the composition of income tax expense.

Year Ended December 31 (Dollars in thousands)	2020	2019	2018
Current:
Federal	$42,411	$28,130	$20,167
State	6,629	5,739	2,996
Total current	49,040	33,869	23,163
Deferred:
Federal	(21,865)	(5,135)	(875)
State	(2,295)	(595)	1,200
Deferred tax liability remeasurement	—	—	(875)
Total deferred	(24,160)	(5,730)	(550)
Total provision	$24,880	$28,139	$22,613
The following table shows the reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate (21%) to income before income taxes.

	2020		2019		2018
Year Ended December 31 (Dollars in thousands)	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Statutory federal income tax	$22,332	21.0%	$25,232	21.0%	$22,056	21.0%
(Decrease) increase in income taxes resulting from:
Tax-exempt interest income	(439)	(0.4)	(552)	(0.5)	(650)	(0.6)
State taxes, net of federal income tax benefit	3,424	3.2	4,064	3.4	3,315	3.2
Deferred tax liability remeasurement	—	—	—	—	(875)	(0.8)
Other	(437)	(0.4)	(605)	(0.5)	(1,233)	(1.3)
Total	$24,880	23.4%	$28,139	23.4%	$22,613	21.5%
The tax expense related to gains (losses) on investment securities available-for-sale for the years 2020, 2019, and 2018 was approximately $67,000, $0, and $(83,000), respectively.

The following table shows the composition of deferred tax assets and liabilities as of December 31, 2020 and 2019.

(Dollars in thousands)	2020	2019
Deferred tax assets:
Allowance for credit losses	$35,696	$28,792
Tax credit carryforward	8,606	—
Operating lease liability	5,704	5,899
Accruals for employee benefits	2,963	2,842
Capitalized loan costs	893	—
Mortgage servicing	173	—
Other	678	222
Total deferred tax assets	54,713	37,755
Deferred tax liabilities:
Differing depreciable bases in premises and leased equipment	13,118	18,614
Right of use assets - leases	5,737	5,899
Differing bases in assets related to acquisitions	4,160	4,092
Tax advantaged partnerships	3,770	4,383
Net unrealized gains on securities available-for-sale	5,827	1,640
Mortgage servicing	—	394
Capitalized loan costs	—	1,207
Prepaid expenses	334	297
Other	300	544
Total deferred tax liabilities	33,246	37,070
Net deferred tax asset	$21,467	$685
No valuation allowance for deferred tax assets was recorded at December 31, 2020 and 2019 as the Company believes it is more likely than not that all of the deferred tax assets will be realized. Additionally, the tax credit carryforward expires in 2040.
The following table shows a reconciliation of the beginning and ending amounts of unrecognized tax benefits.

(Dollars in thousands)	2020	2019	2018
Balance, beginning of year	$—	$—	$1,112
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	—	—	—
Reductions due to lapse in statute of limitations	—	—	—
Settlements	—	—	(1,112)
Balance, end of year	$—	$—	$—
The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized was zero at December 31, 2020, 2019 and 2018. Interest and penalties are recognized through the income tax provision. For the years 2020, 2019 and 2018, the Company recognized approximately $0.00 million, $0.00 million and $(0.09) million in interest, net of tax effect, and penalties, respectively. There were no accrued interest and penalties at December 31, 2020, 2019 and 2018.
Tax years that remain open and subject to audit include the federal 2017-2020 years and the Indiana 2017-2020 years. Additionally, in 2018 the Company reached a state tax settlement for the 2015-2017 years and as a result, recorded a reduction of unrecognized tax benefits in the amount of $1.11 million. The Company does not anticipate a significant change in the amount of uncertain tax positions within the next 12 months.
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
The Company’s liability for repurchases, included in Accrued Expenses and Other Liabilities on the Consolidated Statements of Financial Condition, was $0.33 million and $0.29 million as of December 31, 2020 and 2019, respectively. The mortgage repurchase liability represents the Company’s best estimate of the loss that it may incur. The estimate is based on specific loan repurchase requests and a historical loss ratio with respect to origination dollar volume. Because the level of mortgage loan repurchase losses are dependent on economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment.
Lease Commitments — The Company and its subsidiaries are obligated under operating leases for certain office premises and equipment.
The following table shows operating lease right of use assets and operating lease liabilities as of December 31.

(Dollars in thousands)	Statement of Financial Condition classification	2020	2019
Operating lease right of use assets	Accrued income and other assets	$23,825	$24,147
Operating lease liabilities	Accrued expenses and other liabilities	$23,688	$24,319
During 2019, the Company amended the lease agreement for its corporate office building by extending the lease term which resulted in an increase to its operating lease right of use assets of $14.65 million and an increase to its operating lease liabilities of $14.64 million.
The following table shows the components of operating leases expense for the year ended December 31.

(Dollars in thousands)	Statement of Income classification	2020	2019
Operating lease cost	Net occupancy expense	$3,472	$3,487
Short-term lease cost	Net occupancy expense	8	41
Variable lease (recovery of) cost	Net occupancy expense	(30)	—
Total operating lease cost		$3,450	$3,528
Gross rental expense for the year ended December 31, 2018 was $3.73 million.
The following table shows future minimum rental commitments for all noncancellable operating leases with an initial term longer than 12 months for the next five years and thereafter.

(Dollars in thousands)
2021	$3,639
2022	3,944
2023	3,590
2024	2,681
2025	2,497
Thereafter	9,194
Total lease payments	25,545
Less: imputed interest	(1,857)
Present value of operating lease liabilities	$23,688

The following table shows the weighted average remaining operating lease term, the weighted average discount rate and supplemental Consolidated Statement of Cash Flows information for operating leases at December 31.

(Dollars in thousands)	2020	2019
Weighted average remaining lease term	10.17 years	10.88 years
Weighted average discount rate	1.80%	2.83%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,794	$3,768
During the year ended December 31, 2019, the Company recognized a net gain on the sale of an office building in the amount of $1.31 million. The Company commenced an operating lease with the buyer of the building to lease a portion of it for office space resulting in a new right of use asset and operating lease liability.
There were no new significant leases that had not yet commenced as of December 31, 2020.
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
Financial instruments, whose contract amounts represent credit risk as of December 31, were as follows:

(Dollars in thousands)	2020	2019
Amounts of commitments:
Loan commitments to extend credit	$1,140,892	$1,095,054
Standby letters of credit	$24,884	$27,549
Commercial and similar letters of credit	$7,095	$2,332
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
The following table shows the amounts of non-hedging derivative financial instruments at December 31, 2020 and 2019.

		Asset derivatives		Liability derivatives
(Dollars in thousands)	Notional or contractual amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
Interest rate swap contracts	$1,155,252	Other assets	$46,654	Other liabilities	$47,681
Loan commitments	32,588	Mortgages held for sale	1,487	N/A	—
Forward contracts - mortgage loan	38,310	N/A	—	Mortgages held for sale	290
Total - December 31, 2020	$1,226,150		$48,141		$47,971

Interest rate swap contracts	$1,074,809	Other assets	$21,975	Other liabilities	$22,352
Loan commitments	9,950	Mortgages held for sale	185	N/A	—
Forward contracts - mortgage loan	23,632	N/A	—	Mortgages held for sale	38
Total - December 31, 2019	$1,108,391		$22,160		$22,390
The following table shows the amounts included on the Consolidated Statements of Income for non-hedging derivative financial instruments at December 31, 2020, 2019 and 2018.

		Gain (loss)
(Dollars in thousands)	Statement of Income classification	2020	2019	2018
Interest rate swap contracts	Other expense	$(650)	$(252)	$(30)
Interest rate swap contracts	Other income	879	1,356	1,028
Loan commitments	Mortgage banking	1,302	73	46
Forward contracts - mortgage loan	Mortgage banking	(252)	97	(125)
Total		$1,279	$1,274	$919
The following table shows the offsetting of financial assets and derivative assets at December 31, 2020 and 2019.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2020
Interest rate swaps	$52,872	$6,218	$46,654	$—	$—	$46,654

December 31, 2019
Interest rate swaps	$22,279	$304	$21,975	$—	$—	$21,975

The following table shows the offsetting of financial liabilities and derivative liabilities at December 31, 2020 and 2019.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
December 31, 2020
Interest rate swaps	$53,899	$6,218	$47,681	$46,978	$—	$703
Repurchase agreements	143,564	—	143,564	143,564	—	—
Total	$197,463	$6,218	$191,245	$190,542	$—	$703

December 31, 2019
Interest rate swaps	$22,656	$304	$22,352	$23,482	$—	$(1,130)
Repurchase agreements	120,459	—	120,459	120,459	—	—
Total	$143,115	$304	$142,811	$143,941	$—	$(1,130)
If a default in performance of any obligation of a repurchase or derivative agreement occurs, each party will set-off property held, or loan indebtedness owing, in respect of transactions against obligations owing in respect of any other transactions. At December 31, 2020 and December 31, 2019, repurchase agreements had a remaining contractual maturity of $141.42 million and $119.45 million in overnight and $2.14 million and $1.01 million in up to 30 days, respectively and were collateralized by U.S. Treasury and Federal agencies securities.
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

As discussed in Note 12, the capital securities held by the Capital Trusts qualify as Tier 1 capital under Federal Reserve Board guidelines. The following table shows the actual and required capital amounts and ratios for 1st Source Corporation and 1st Source Bank as of December 31, 2020 and 2019.

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
2020
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$966,092	15.99%	$483,350	8.00%	$634,397	10.50%	$604,188	10.00%
1st Source Bank	881,983	14.59	483,637	8.00	634,774	10.50	604,546	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	889,709	14.73	362,513	6.00	513,560	8.50	483,350	8.00
1st Source Bank	805,556	13.32	362,728	6.00	513,864	8.50	483,637	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	788,884	13.06	271,884	4.50	422,931	7.00	392,722	6.50
1st Source Bank	761,731	12.60	272,046	4.50	423,182	7.00	392,955	6.50
Tier 1 Capital (to Average Assets):
1st Source Corporation	889,709	12.15	292,977	4.00	N/A	N/A	366,221	5.00
1st Source Bank	805,556	11.00	292,959	4.00	N/A	N/A	366,199	5.00
2019
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$882,453	14.90%	$473,782	8.00%	$621,839	10.50%	$592,227	10.00%
1st Source Bank	804,131	13.57	474,189	8.00	622,373	10.50	592,736	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	807,926	13.64	355,336	6.00	503,393	8.50	473,782	8.00
1st Source Bank	729,541	12.31	355,642	6.00	503,826	8.50	474,189	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	743,467	12.55	266,502	4.50	414,559	7.00	384,948	6.50
1st Source Bank	722,082	12.18	266,731	4.50	414,915	7.00	385,279	6.50
Tier 1 Capital (to Average Assets):
1st Source Corporation	807,926	12.19	265,122	4.00	N/A	N/A	331,402	5.00
1st Source Bank	729,541	11.03	264,500	4.00	N/A	N/A	330,625	5.00
The Bank was not required to maintain noninterest bearing cash balances with the Federal Reserve Bank as of December 31, 2020 and 2019.
Dividends that may be paid by a subsidiary bank to the parent company are subject to certain legal and regulatory limitations and also may be affected by capital needs, as well as other factors.
Due to the Company’s mortgage activities, 1st Source Bank is required to maintain minimum net worth capital requirements established by various governmental agencies. 1st Source Bank’s net worth requirements are governed by the Department of Housing and Urban Development and GNMA. As of December 31, 2020, 1st Source Bank met its minimum net worth capital requirements.
Note 21 — Fair Value Measurements
The Company determines the fair values of its financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of quoted prices and observable inputs and to minimize the use of unobservable inputs when measuring fair value. The Company elected fair value accounting for mortgages held for sale and for its best-efforts forward sales commitments. The Company economically hedges its mortgages held for sale at the time the interest rate locks are issued to the customers. The Company believes the election for mortgages held for sale will reduce certain timing differences and better match changes in the value of these assets with changes in the value of the derivatives or best-efforts forward sales commitments. At December 31, 2020 and 2019, all mortgages held for sale are carried at fair value.

The following table shows the differences between fair value carrying amount of mortgages held for sale measured at fair value and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity on December 31, 2020 and 2019.

(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Excess of fair value carrying amount over (under) unpaid principal
December 31, 2020
Mortgages held for sale reported at fair value:
Total Loans	$12,885	$11,045	$1,840	(1)
December 31, 2019
Mortgages held for sale reported at fair value:
Total Loans	$20,277	$19,890	$387	(1)

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
•Inactively traded government-sponsored agency securities are primarily priced using consensus pricing and dealer quotes.
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
The following table shows the balance of assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2020
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$80,285	$539,197	$—	$619,482
U.S. States and political subdivisions securities	—	78,975	2,152	81,127
Mortgage-backed securities - Federal agencies	—	453,789	—	453,789
Corporate debt securities	—	42,369	—	42,369
Foreign government securities	—	700	—	700
Total debt securities available-for-sale	80,285	1,115,030	2,152	1,197,467
Mortgages held for sale	—	12,885	—	12,885
Accrued income and other assets (interest rate swap agreements)	—	46,654	—	46,654
Total	$80,285	$1,174,569	$2,152	$1,257,006

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$47,681	$—	$47,681
Total	$—	$47,681	$—	$47,681

December 31, 2019
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$80,393	$446,571	$—	$526,964
U.S. States and political subdivisions securities	—	82,213	2,292	84,505
Mortgage-backed securities - Federal agencies	—	375,389	—	375,389
Corporate debt securities	—	53,025	—	53,025
Foreign government securities	—	700	—	700
Total debt securities available-for-sale	80,393	957,898	2,292	1,040,583
Mortgages held for sale	—	20,277	—	20,277
Accrued income and other assets (interest rate swap agreements)	—	21,975	—	21,975
Total	$80,393	$1,000,150	$2,292	$1,082,835

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$22,352	$—	$22,352
Total	$—	$22,352	$—	$22,352

The following table shows the changes in Level 3 assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	U.S. States and political subdivisions securities
Beginning balance January 1, 2020	$2,292
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	58
Purchases	3,100
Issuances	—
Sales	—
Settlements	—
Maturities	(3,298)
Transfers into Level 3	—
Transfers out of Level 3	—
Ending balance December 31, 2020	$2,152

Beginning balance January 1, 2019	$1,025
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	(35)
Purchases	5,600
Issuances	—
Sales	—
Settlements	—
Maturities	(4,298)
Transfers into Level 3	—
Transfers out of Level 3	—
Ending balance December 31, 2019	$2,292
There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at December 31, 2020 or 2019.
The following table shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Fair value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
December 31, 2020
Debt securities available-for-sale
Direct placement municipal securities	$2,152	Discounted cash flows	Credit spread assumption	0.04% - 2.30%	1.55%

December 31, 2019
Debt securities available-for-sale
Direct placement municipal securities	$2,292	Discounted cash flows	Credit spread assumption	0.12% - 2.85%
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
Collateral-dependent impaired loans and related write-downs are based on the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are reviewed quarterly and estimated using customized discounting criteria, appraisals and dealer and trade magazine quotes which are used in a market valuation approach. In accordance with fair value measurements, only impaired loans for which a allowance for loan loss has been established based on the fair value of collateral require classification in the fair value hierarchy. As a result, only a portion of the Company’s impaired loans are classified in the fair value hierarchy.
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
For assets measured at fair value on a nonrecurring basis the following represents impairment charges (recoveries) recognized on these assets during the year ended December 31, 2020 and 2019, respectively: collateral-dependent impaired loans - $7.73 million and $4.29 million; MSRs - $0.81 million and $0.00 million; repossessions - $1.07 million and $2.25 million, and other real estate - $0.00 million and $0.00 million.

The following table shows the carrying value of assets measured at fair value on a non-recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2020
Collateral-dependent impaired loans	$—	$—	$11,991	$11,991
Accrued income and other assets (mortgage servicing rights)	—	—	3,804	3,804
Accrued income and other assets (repossessions)	—	—	1,976	1,976
Accrued income and other assets (other real estate)	—	—	359	359
Total	$—	$—	$18,130	$18,130

December 31, 2019
Collateral-dependent impaired loans	$—	$—	$8,492	$8,492
Accrued income and other assets (mortgage servicing rights)	—	—	4,200	4,200
Accrued income and other assets (repossessions)	—	—	8,623	8,623
Accrued income and other assets (other real estate)	—	—	522	522
Total	$—	$—	$21,837	$21,837
The following table shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a non-recurring basis.

(Dollars in thousands)	Carrying Value	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
December 31, 2020
Collateral-dependent impaired loans	$11,991	$11,991	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	0% - 100%	43.7%

Mortgage servicing rights	3,804	4,038	Discounted cash flows	Constant prepayment rate (CPR)	16.2% - 30.5%	22.8%
				Discount rate	8.3% - 11.1%	8.5%

Repossessions	1,976	2,144	Appraisals, trade publications and auction values	Discount for lack of marketability	0% - 16%	8%

Other real estate	359	388	Appraisals	Discount for lack of marketability	6% - 13%	7%

December 31, 2019
Collateral-dependent impaired loans	$8,492	$8,492	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	0% - 90%

Mortgage servicing rights	4,200	5,986	Discounted cash flows	Constant prepayment rate (CPR)	10.2% - 28.1%
				Discount rate	9.3% - 12.1%

Repossessions	8,623	9,211	Appraisals, trade publications and auction values	Discount for lack of marketability	3% - 25%

Other real estate	522	564	Appraisals	Discount for lack of marketability	0% - 11%
GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.

The following table shows the fair values of the Company’s financial instruments.

(Dollars in thousands)	Carrying or Contract Value	Fair Value	Level 1	Level 2	Level 3
December 31, 2020
Assets:
Cash and due from banks	$74,186	$74,186	$74,186	$—	$—
Federal funds sold and interest bearing deposits with other banks	168,861	168,861	168,861	—	—
Investment securities, available-for-sale	1,197,467	1,197,467	80,285	1,115,030	2,152
Other investments	27,429	27,429	27,429	—	—
Mortgages held for sale	12,885	12,885	—	12,885	—
Loans and leases, net of allowance for loan and lease losses	5,348,647	5,417,396	—	—	5,417,396
Mortgage servicing rights	3,804	4,038	—	—	4,038
Accrued interest receivable	20,242	20,242	—	20,242	—
Interest rate swaps	46,654	46,654	—	46,654	—
Liabilities:
Deposits	$5,946,028	$5,955,545	$4,778,671	$1,176,874	$—
Short-term borrowings	150,641	150,641	143,730	6,911	—
Long-term debt and mandatorily redeemable securities	81,864	82,965	—	82,965	—
Subordinated notes	58,764	58,560	—	58,560	—
Accrued interest payable	3,996	3,996	—	3,996	—
Interest rate swaps	47,681	47,681	—	47,681	—
Off-balance-sheet instruments *	—	321	—	321	—

December 31, 2019
Assets:
Cash and due from banks	$67,215	$67,215	$67,215	$—	$—
Federal funds sold and interest bearing deposits with other banks	16,150	16,150	16,150	—	—
Investment securities, available-for-sale	1,040,583	1,040,583	80,393	957,898	2,292
Other investments	28,414	28,414	28,414	—	—
Mortgages held for sale	20,277	20,277	—	20,277	—
Loans and leases, net of allowance for loan and lease losses	4,974,273	4,992,684	—	—	4,992,684
Mortgage servicing rights	4,200	5,986	—	—	5,986
Accrued interest receivable	19,125	19,125	—	19,125	—
Interest rate swaps	21,975	21,975	—	21,975	—
Liabilities:
Deposits	$5,357,326	$5,362,633	$3,708,828	$1,653,805	$—
Short-term borrowings	145,893	145,893	120,891	25,002	—
Long-term debt and mandatorily redeemable securities	71,639	71,084	—	71,084	—
Subordinated notes	58,764	61,469	—	61,469	—
Accrued interest payable	13,918	13,918	—	13,918	—
Interest rate swaps	22,352	22,352	—	22,352	—
Off-balance-sheet instruments *	—	281	—	281	—

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
Note 22 — 1st Source Corporation (Parent Company Only) Financial Information
STATEMENTS OF FINANCIAL CONDITION

December 31 (Dollars in thousands)	2020	2019
ASSETS
Cash and cash equivalents	$113,242	$107,285
Short-term investments with bank subsidiary	500	500
Investments in:
Bank subsidiaries	858,993	806,192
Non-bank subsidiaries	1	1
Right of use assets	17,452	17,106
Other assets	5,251	4,442
Total assets	$995,439	$935,526

LIABILITIES AND SHAREHOLDERS’ EQUITY
Commercial paper	$4,767	$3,993
Long-term debt and mandatorily redeemable securities	26,681	25,819
Subordinated notes	58,764	58,764
Operating lease liability	17,369	17,329
Other liabilities	1,013	1,344
Total liabilities	108,594	107,249
Total shareholders’ equity	886,845	828,277
Total liabilities and shareholders’ equity	$995,439	$935,526
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Year Ended December 31 (Dollars in thousands)	2020	2019	2018
Income:
Dividends from bank subsidiary	$46,207	$46,735	$45,080
Rental (reimbursements to) income from subsidiaries	(908)	2,505	2,613
Other	293	366	367
Investment securities and other investment (losses) gains	(44)	109	(180)
Total income	45,548	49,715	47,880
Expenses:
Interest on subordinated notes	3,367	3,677	3,625
Interest on long-term debt and mandatorily redeemable securities	2,151	2,228	1,624
Interest on commercial paper and other short-term borrowings	11	13	14
Occupancy	1,816	1,861	1,774
Other	667	586	642
Total expenses	8,012	8,365	7,679
Income before income tax benefit and equity in undistributed income of subsidiaries	37,536	41,350	40,201
Income tax benefit	1,747	987	1,009
Income before equity in undistributed income of subsidiaries	39,283	42,337	41,210
Equity in undistributed income of subsidiaries:
Bank subsidiaries	42,178	49,678	41,204
Net income	$81,461	$92,015	$82,414
Comprehensive income	$94,660	$107,863	$75,788

STATEMENTS OF CASH FLOWS

Year Ended December 31 (Dollars in thousands)	2020	2019	2018
Operating activities:
Net income	$81,461	$92,015	$82,414
Adjustments to reconcile net income to net cash provided by operating activities:
Equity (undistributed) distributed in excess of income of subsidiaries	(42,178)	(49,678)	(41,204)
Depreciation of premises and equipment	2	2	2
Amortization of right of use assets	1,107	1,350	—
Stock-based compensation	94	78	71
Realized/unrealized investment securities and other investment losses (gains)	44	(109)	180
Other	(103)	533	45
Net change in operating activities	40,427	44,191	41,508
Investing activities:
Net change in partnership investments	(182)	(260)	(980)
Capital contribution to subsidiary	—	(325)	—
Net change in investing activities	(182)	(585)	(980)
Financing activities:
Net change in commercial paper	774	(332)	(1,790)
Proceeds from issuance of long-term debt and mandatorily redeemable securities	1,640	1,611	1,867
Payments on long-term debt and mandatorily redeemable securities	(2,268)	(2,068)	(1,064)
Stock issued under stock purchase plans	39	49	145
Net proceeds from issuance of treasury stock	1,706	1,878	1,763
Acquisition of treasury stock	(6,415)	(15,085)	(9,271)
Cash dividends paid on common stock	(29,764)	(29,021)	(25,686)
Net change in financing activities	(34,288)	(42,968)	(34,036)
Net change in cash and cash equivalents	5,957	638	6,492
Cash and cash equivalents, beginning of year	107,285	106,647	100,155
Cash and cash equivalents, end of year	$113,242	$107,285	$106,647

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None
Item 9A. Controls and Procedures.
1st Source carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at December 31, 2020, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the fourth fiscal quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
1st Source’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013 framework). Based on management’s assessment, 1st Source believes that, as of December 31, 2020, 1st Source’s internal control over financial reporting is effective based on those criteria.
BKD LLP, independent registered public accounting firm, has issued an attestation report on management’s assessment of 1st Source’s internal control over financial reporting. This report appears on page 44.

By	/s/ CHRISTOPHER J. MURPHY III
Christopher J. Murphy III, Chief Executive Officer

By	/s/ ANDREA G. SHORT
Andrea G. Short, Treasurer and Chief Financial Officer
South Bend, Indiana
Item 9B. Other Information.
None

Part III
Item 10. Directors, Executive Officers and Corporate Governance.
The information under the caption “Proposal Number 1: Election of Directors,” “Board Committees and Other Corporate Governance Matters,” and “Delinquent Section 16(a) Reports” of the 2021 Proxy Statement is incorporated herein by reference.
Item 11. Executive Compensation.
The information under the caption “Compensation Discussion & Analysis” of the 2021 Proxy Statement is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information under the caption “Voting Securities and Principal Holders Thereof” and “Proposal Number 1: Election of Directors” of the 2021 Proxy Statement is incorporated herein by reference.
The following table shows Equity Compensation Plan Information as of December 31, 2020.

	(A) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans [excluding securities reflected in column (A)]
Equity compensation plans approved by shareholders
2011 Stock Option Plan	—	$—	250,000
1997 Employee Stock Purchase Plan	11,793	36.69	113,049
1982 Executive Incentive Plan	—	—	58,693	(1)(2)
1982 Restricted Stock Award Plan	—	—	169,870	(1)
Strategic Deployment Incentive Plan	—	—	98,645	(1)(2)
Total plans approved by shareholders	11,793	$—	690,257
Equity compensation plans not approved by shareholders
Director Retainer Stock Plan	—	—	16,546
Total equity compensation plans	11,793	$—	706,803

(1)Amount is to be awarded by grants administered by the Executive Compensation and Human Resources Committee of the 1st Source Corporation Board of Directors.
(2)Amount includes market value stock only. Book value shares used for annual awards may only be sold to 1st Source.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information under the caption “Proposal Number 1: Election of Directors”, “Board Committees and Other Corporate Governance Matters, “ and “Transactions with Related Persons” of the 2021 Proxy Statement is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information under the caption “Relationship with Independent Registered Public Accounting Firm” of the 2021 Proxy Statement is incorporated herein by reference.

Part IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Financial Statements and Schedules:
The following Financial Statements and Supplementary Data are filed as part of this annual report:
Financial statement schedules required by Article 9 of Regulation S-X are not required under the related instructions, or are inapplicable and, therefore, have been omitted.
(b) Exhibits (numbered in accordance with Item 601 of Regulation S-K):

3(a)	Articles of Incorporation of Registrant, amended April 30, 1996, filed as exhibit to Form 10-K, dated December 31, 2017, and incorporated herein by reference.

3(b)	By-Laws of Registrant, as amended March 20, 2020, filed as an exhibit to Form 10-Q, dated March 31, 2020, and incorporated herein by reference.

3(c)	Certificate of Designations for Series A Preferred Stock, dated January 23, 2009, filed as exhibit to Form 8-K, dated January 23, 2009, and incorporated herein by reference.

4(a)	Form of Common Stock Certificates of Registrant, filed as exhibit to Registration Statement 2-40481 and incorporated herein by reference.

4(b)	1st Source agrees to furnish to the Commission, upon request, a copy of each instrument defining the rights of holders of Senior and Subordinated debt of 1st Source.

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

10(a)(4)	Employment Agreement of Jeffrey L. Buhr, dated May 23, 2017, filed as an exhibit to Form 8-K, dated May 23, 2017, and incorporated herein by reference.

10(b)	1st Source Corporation Employee Stock Purchase Plan dated April 17, 1997, filed as exhibit to Form 10-K, dated December 31, 2017, and incorporated herein by reference.

10(c)	1st Source Corporation 1982 Executive Incentive Plan, amended November 9, 2016, filed as an exhibit to Form 10-K, dated December 31, 2016, and incorporated herein by reference.

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
Date: February 18, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER J. MURPHY III	Chairman of the Board,	February 18, 2021
Christopher J. Murphy III	President and Chief Executive Officer

/s/ ANDREA G. SHORT	Treasurer, Chief Financial Officer	February 18, 2021
Andrea G. Short	and Principal Accounting Officer

/s/ JOHN B. GRIFFITH	Secretary	February 18, 2021
John B. Griffith	and General Counsel

/s/ JOHN F. AFFLECK-GRAVES	Director	February 18, 2021
John F. Affleck-Graves

/s/ MELODY BIRMINGHAM	Director	February 18, 2021
Melody Birmingham

/s/ DANIEL B. FITZPATRICK	Director	February 18, 2021
Daniel B. Fitzpatrick

/s/ VINOD M. KHILNANI	Director	February 18, 2021
Vinod M. Khilnani

/s/ CHRISTOPHER J. MURPHY IV	Director	February 18, 2021
Christopher J. Murphy IV

/s/ TIMOTHY K. OZARK	Director	February 18, 2021
Timothy K. Ozark

/s/ JOHN T. PHAIR	Director	February 18, 2021
John T. Phair

/s/ TODD F. SCHURZ	Director	February 18, 2021
Todd F. Schurz

/s/ MARK D. SCHWABERO	Director	February 18, 2021
Mark D. Schwabero