Form 10-Q
period 2021-03-31
1ST SOURCE CORP
filed 2021-04-22
CIK 34782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Number of shares of common stock outstanding as of April 16, 2021 — 25,268,707 shares

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited - Dollars in thousands)

	March 31, 2021	December 31, 2020
ASSETS
Cash and due from banks	$69,683	$74,186
Federal funds sold and interest bearing deposits with other banks	266,271	168,861
Investment securities available-for-sale	1,291,340	1,197,467
Other investments	27,429	27,429
Mortgages held for sale	9,351	12,885
Loans and leases, net of unearned discount:
Commercial and agricultural	1,238,708	1,186,118
Solar	296,124	292,604
Auto and light truck	552,676	542,369
Medium and heavy duty truck	268,636	279,172
Aircraft	873,770	861,460
Construction equipment	705,744	714,888
Commercial real estate	975,383	969,864
Residential real estate and home equity	486,156	511,379
Consumer	125,888	131,447
Total loans and leases	5,523,085	5,489,301
Allowance for loan and lease losses	(139,550)	(140,654)
Net loans and leases	5,383,535	5,348,647
Equipment owned under operating leases, net	61,395	65,040
Net premises and equipment	48,288	49,373
Goodwill and intangible assets	83,942	83,948
Accrued income and other assets	270,697	288,575
Total assets	$7,511,931	$7,316,411
LIABILITIES
Deposits:
Noninterest-bearing demand	$1,833,116	$1,636,684
Interest-bearing deposits:
Interest-bearing demand	2,068,382	2,059,139
Savings	1,148,823	1,082,848
Time	1,081,020	1,167,357
Total interest-bearing deposits	4,298,225	4,309,344
Total deposits	6,131,341	5,946,028
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	173,302	143,564
Other short-term borrowings	7,299	7,077
Total short-term borrowings	180,601	150,641
Long-term debt and mandatorily redeemable securities	81,722	81,864
Subordinated notes	58,764	58,764
Accrued expenses and other liabilities	123,744	148,444
Total liabilities	6,576,172	6,385,741
SHAREHOLDERS’ EQUITY
Preferred stock; no par value
Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock; no par value
Authorized 40,000,000 shares; issued 28,205,674 at March 31, 2021 and December 31, 2020	436,538	436,538
Retained earnings	535,737	514,176
Cost of common stock in treasury (2,936,987 shares at March 31, 2021 and 2,816,557 shares at December 31, 2020)	(88,223)	(82,240)
Accumulated other comprehensive income	7,243	18,371
Total shareholders’ equity	891,295	886,845
Noncontrolling interests	44,464	43,825
Total equity	935,759	930,670
Total liabilities and equity	$7,511,931	$7,316,411
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Interest income:
Loans and leases	$57,864	$61,526
Investment securities, taxable	3,988	5,550
Investment securities, tax-exempt	174	264
Other	266	346
Total interest income	62,292	67,686
Interest expense:
Deposits	3,526	10,851
Short-term borrowings	36	254
Subordinated notes	818	884
Long-term debt and mandatorily redeemable securities	500	853
Total interest expense	4,880	12,842
Net interest income	57,412	54,844
Provision for credit losses*	2,398	11,353
Net interest income after provision for credit losses	55,014	43,491
Noninterest income:
Trust and wealth advisory	5,481	4,848
Service charges on deposit accounts	2,447	2,605
Debit card	4,182	3,373
Mortgage banking	3,901	2,336
Insurance commissions	2,152	1,881
Equipment rental	4,629	6,630
Gains on investment securities available-for-sale	—	280
Other	3,077	2,669
Total noninterest income	25,869	24,622
Noninterest expense:
Salaries and employee benefits	25,196	24,401
Net occupancy	2,719	2,721
Furniture and equipment	6,458	6,407
Depreciation – leased equipment	3,773	5,427
Professional fees	1,613	1,442
Supplies and communication	1,475	1,634
FDIC and other insurance	665	288
Business development and marketing	997	1,359
Loan and lease collection and repossession	129	763
Other	1,115	2,093
Total noninterest expense	44,140	46,535
Income before income taxes	36,743	21,578
Income tax expense	8,637	5,160
Net income	28,106	16,418
Net (income) loss attributable to noncontrolling interests	(1)	(5)
Net income available to common shareholders	$28,105	$16,413
Per common share:
Basic net income per common share	$1.10	$0.64
Diluted net income per common share	$1.10	$0.64
Cash dividends	$0.29	$0.29
Basic weighted average common shares outstanding	25,320,930	25,523,356
Diluted weighted average common shares outstanding	25,320,930	25,523,356
The accompanying notes are a part of the unaudited consolidated financial statements.
*ASU 2016-13 adopted during the fourth quarter of 2020 therefore March 31, 2020 provision amount reflects the incurred loss method.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - Dollars in thousands)

	Three Months Ended March 31,
	2021	2020
Net income	$28,106	$16,418
Other comprehensive income:
Unrealized (depreciation) appreciation of available-for-sale securities	(14,658)	16,717
Reclassification adjustment for realized gains included in net income	—	(280)
Income tax effect	3,530	(3,958)
Other comprehensive (loss) income, net of tax	(11,128)	12,479
Comprehensive income	$16,978	$28,897
Comprehensive (income) loss attributable to noncontrolling interests	(1)	(5)
Comprehensive income available to common shareholders	$16,977	$28,892
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - Dollars in thousands, except per share amounts)

	Three Months Ended
	Preferred Stock	Common Stock	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss), Net	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2020	$—	$436,538	$463,269	$(76,702)	$5,172	$828,277	$20,359	$848,636
Net income	—	—	16,413	—	—	16,413	5	16,418
Other comprehensive income	—	—	—	—	12,479	12,479	—	12,479
Issuance of 25,910 common shares under stock based compensation awards	—	—	638	499	—	1,137	—	1,137
Cost of 0 shares of common stock acquired for treasury	—	—	—	—	—	—	—	—
Common stock dividend ($0.29 per share)	—	—	(7,409)	—	—	(7,409)	—	(7,409)
Contributions from noncontrolling interests	—	—	—	—	—	—	6,140	6,140
Distributions to noncontrolling interests	—	—	—	—	—	—	(99)	(99)
Balance at March 31, 2020	$—	$436,538	$472,911	$(76,203)	$17,651	$850,897	$26,405	877,302

Balance at January 1, 2021	$—	$436,538	$514,176	$(82,240)	$18,371	$886,845	$43,825	$930,670
Net income	—	—	28,105	—	—	28,105	1	28,106
Other comprehensive loss	—	—	—	—	(11,128)	(11,128)	—	(11,128)
Issuance of 35,027 common shares under stock based compensation awards	—	—	844	638	—	1,482	—	1,482
Cost of 155,457 shares of common stock acquired for treasury	—	—	—	(6,621)	—	(6,621)	—	(6,621)
Common stock dividend ($0.29 per share)	—	—	(7,388)	—	—	(7,388)	—	(7,388)
Contributions from noncontrolling interests	—	—	—	—	—	—	887	887
Distributions to noncontrolling interests	—	—	—	—	—	—	(249)	(249)
Balance at March 31, 2021	$—	$436,538	$535,737	$(88,223)	$7,243	$891,295	$44,464	$935,759
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Dollars in thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Net income	$28,106	$16,418
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses*	2,398	11,353
Depreciation of premises and equipment	1,361	1,435
Depreciation of equipment owned and leased to others	3,773	5,427
Stock-based compensation	885	736
Amortization of investment securities premiums and accretion of discounts, net	1,734	717
Amortization of mortgage servicing rights	590	409
Mortgage servicing rights impairment recoveries	(42)	—
Amortization of right of use assets	1,133	704
Deferred income taxes	2,452	(2,941)
Gains on investment securities available-for-sale	—	(280)
Originations of loans held for sale, net of principal collected	(85,661)	(33,104)
Proceeds from the sales of loans held for sale	91,720	41,699
Net gain on sale of loans held for sale	(2,525)	(1,767)
Net gain on sale of other real estate and repossessions	(141)	(23)
Change in interest receivable	(142)	(702)
Change in interest payable	265	(199)
Change in other assets	(7,843)	(826)
Change in other liabilities	4,519	(6,237)
Other	(93)	486
Net change in operating activities	42,489	33,305

Investing activities:
Proceeds from sales of investment securities available-for-sale	—	5,578
Proceeds from maturities and paydowns of investment securities available-for-sale	119,692	121,353
Purchases of investment securities available-for-sale	(229,957)	(127,517)
Net change in partnership investments	(1,142)	(12,904)
Loans sold or participated to others	3,813	2,863
Proceeds from principal payments on direct finance leases	7,317	9,682
Net change in loans and leases	(49,255)	(59,609)
Net change in equipment owned under operating leases	(128)	5,019
Purchases of premises and equipment	(280)	(1,659)
Proceeds from disposal of premises and equipment	5	12
Proceeds from sales of other real estate and repossessions	697	764
Net change in investing activities	(149,238)	(56,418)

Financing activities:
Net change in demand deposits and savings accounts	271,650	(57,476)
Net change in time deposits	(86,337)	(23,939)
Net change in short-term borrowings	29,960	136,952
Proceeds from issuance of long-term debt	—	10,000
Payments on long-term debt	(2,035)	(1,917)
Acquisition of treasury stock	(6,621)	—
Net change in noncontrolling interests	639	6,041
Cash dividends paid on common stock	(7,600)	(7,614)
Net change in financing activities	199,656	62,047

Net change in cash and cash equivalents	92,907	38,934
Cash and cash equivalents, beginning of year	243,047	83,365
Cash and cash equivalents, end of period	$335,954	$122,299
Supplemental Information:
Non-cash transactions:
Loans transferred to other real estate and repossessed assets	$839	$1,268
Common stock matching contribution to Employee Stock Ownership and Profit Sharing Plan	715	622
Right of use assets obtained in exchange for lease obligations	46	31
The accompanying notes are a part of the unaudited consolidated financial statements.
*ASU 2016-13 adopted during the fourth quarter of 2020 therefore March 31, 2020 provision amount reflects the incurred loss method.

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
The Notes to the Consolidated Financial Statements appearing in 1st Source Corporation’s Annual Report on Form 10-K (2020 Annual Report), which include descriptions of significant accounting policies, should be read in conjunction with these interim financial statements. The Consolidated Statement of Financial Condition at December 31, 2020 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation.
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
On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which provides entities with optional temporary relief from certain accounting and financial reporting requirements under U.S. GAAP. Section 4013 of the CARES Act allows financial institutions to suspend application of certain TDR accounting guidance for loan and lease modifications related to the COVID-19 pandemic made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the COVID-19 national emergency, provided certain criteria are met. Section 4013 of the Cares Act was amended on December 27, 2020 to extend this relief until January 1, 2022. The relief can be applied to loan and lease modifications for borrowers that were not more than 30 days past due as of December 31, 2019 and to loan and lease modifications that defer or delay the payment of principal or interest, or change the interest rate on the loan. The Company chose to apply this relief to eligible loan and lease modifications. At March 31, 2021 and December 31, 2020, loan and lease modification balances related to the COVID-19 pandemic were $104 million and $129 million, respectively.
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
Note 3 — Investment Securities Available-For-Sale
The following table shows investment securities available-for-sale.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2021
U.S. Treasury and Federal agencies securities	$675,940	$7,482	$(5,017)	$678,405
U.S. States and political subdivisions securities	84,472	1,926	(729)	85,669
Mortgage-backed securities — Federal agencies	484,888	9,008	(4,406)	489,490
Corporate debt securities	35,800	1,276	—	37,076
Foreign government and other securities	700	—	—	700
Total debt securities available-for-sale	$1,281,800	$19,692	$(10,152)	$1,291,340

December 31, 2020
U.S. Treasury and Federal agencies securities	$610,195	$9,521	$(234)	$619,482
U.S. States and political subdivisions securities	78,812	2,346	(31)	81,127
Mortgage-backed securities — Federal agencies	442,748	11,237	(196)	453,789
Corporate debt securities	40,813	1,556	—	42,369
Foreign government and other securities	700	—	—	700
Total debt securities available-for-sale	$1,173,268	$24,660	$(461)	$1,197,467
Amortized cost excludes accrued interest receivable which is included in Accrued Income and Other Assets on the Consolidated Statements of Financial Condition. At March 31, 2021 and December 31, 2020, accrued interest receivable on investment securities available-for-sale was $3.98 million and $3.84 million, respectively.

At March 31, 2021 and December 31, 2020, the residential mortgage-backed securities held by the Company consisted primarily of GNMA, FNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government (Government Sponsored Enterprise, GSEs).
The following table shows the contractual maturities of investments in debt securities available-for-sale at March 31, 2021. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$96,850	$97,884
Due after one year through five years	586,850	592,948
Due after five years through ten years	112,742	110,586
Due after ten years	470	432
Mortgage-backed securities	484,888	489,490
Total debt securities available-for-sale	$1,281,800	$1,291,340
The following table summarizes gross unrealized losses and fair value by investment category and age. At March 31, 2021, the Company’s available-for-sale securities portfolio consisted of 646 securities, 152 of which were in an unrealized loss position.

	Less than 12 Months		12 months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2021
U.S. Treasury and Federal agencies securities	$368,296	$(5,017)	$—	$—	$368,296	$(5,017)
U.S. States and political subdivisions securities	25,027	(696)	407	(33)	25,434	(729)
Mortgage-backed securities - Federal agencies	220,921	(4,398)	752	(8)	221,673	(4,406)
Corporate debt securities	—	—	—	—	—	—
Foreign government and other securities	—	—	—	—	—	—
Total debt securities available-for-sale	$614,244	$(10,111)	$1,159	$(41)	$615,403	$(10,152)

December 31, 2020
U.S. Treasury and Federal agencies securities	$136,534	$(234)	$—	$—	$136,534	$(234)
U.S. States and political subdivisions securities	6,391	(30)	199	(1)	6,590	(31)
Mortgage-backed securities - Federal agencies	67,736	(187)	3,274	(9)	71,010	(196)
Corporate debt securities	—	—	—	—	—	—
Foreign government and other securities	200	—	—	—	200	—
Total debt securities available-for-sale	$210,861	$(451)	$3,473	$(10)	$214,334	$(461)
The Company does not consider available-for-sale securities with unrealized losses at March 31, 2021 to be experiencing credit losses and recognized no resulting allowance for credit losses. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost basis, which may be the maturity dates of the securities. The unrealized losses occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase.
The following table shows the gross realized gains and losses from the available-for-sale debt securities portfolio. Realized gains and losses of all securities are computed using the specific identification cost basis.

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Gross realized gains	$—	$280
Gross realized losses	—	—
Net realized gains (losses)	$—	$280
At March 31, 2021 and December 31, 2020, investment securities available-for-sale with carrying values of $354.17 million and $338.68 million, respectively, were pledged as collateral for security repurchase agreements and for other purposes.

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
Commercial and agricultural – loans are to entities within the Company’s local market communities. Loans are for business or agri-business purposes and include working capital lines of credit secured by accounts receivable and inventory that are generally renewable annually and term loans secured by equipment with amortizations based on the expected life of the underlying collateral, generally three to seven years. These loans are typically further supported by personal guarantees. Commercial exposure is to a wide range of industries and services. Risks in this sector are also varied and are most impacted by general economic conditions. Risk mitigants include appropriate underwriting and monitoring and, when appropriate, government guarantees, including SBA and FSA. This portfolio sector also includes PPP loans, which are fully guaranteed by the SBA. Total PPP loan originations during the three months ended March 31, 2021 and the full year of 2020 amounted to $232.44 million and $597.45 million, respectively. As of March 31, 2021, PPP loan balances were $443.84 million which is net of an unearned discount of $13.62 million. Previously, solar loans and leases had been included in this portfolio segment but after a reevaluation of credit risk characteristics and outstanding balance levels, it was determined that they should be removed and placed into a separate and unique segment.
Solar – loans are for the purpose of financing solar related projects and may include construction draw notes, operating loans, letters of credit and may entail a tax equity structure. Collateral in a multi-state area includes tangible assets of the borrower, assignment of intangible assets including power purchase agreements, pledge of permits and licenses, and guarantee of the sponsor. Financing is provided to qualified borrowers throughout the continental United States with an emphasis on the region east of the Rocky Mountains. Previously, this portfolio segment was included in the commercial and agricultural portfolio segment.
Auto and light truck – loans are secured by vehicles and borrowers are nationwide. The portfolio consists of multiple industries: auto rental, auto leasing and specialty vehicle which includes bus, funeral car and step van. Borrowers in the auto rental segment are primarily independent auto rental entities with on-airport and off-airport locations, and some insurance replacement business. Loan amortizations are relatively short, generally eighteen months, but up to four years. Auto leasing customers lease to businesses and the Company takes assignment of the lease stream and places its lien on the vehicles. Terms are generally longer than the auto rental sector, three to seven years and match the underlying lease stream. Risks in both these segments include economic risks and collateral risks, principally used vehicle values. The bus segment is secured primarily by motor coaches and some shuttle busses. Risks include lack of well-established mechanisms for disposition of collateral, such as auctions that are key to disposition of autos. Loans in the portfolio generally carry personal guarantees and are presently stressed due to the continued shut down of various sports and entertainment.
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

Aircraft – loans are to domestic and foreign borrowers with the domestic segment further divided into two pools: 1) personal and business use, and 2) dealers and operators. The Company’s focus for the foreign sector is Latin America, principally Mexico and Brazil. Loans are primarily secured by new and used business jets and helicopters, with appropriate advances, amortizations of ten to fifteen years, and are generally guaranteed by individuals or businesses. The most significant risk in the Aircraft portfolio is collateral risk - volatility in underlying values and maintenance concerns. The portfolio is subject to national and global economic risks.
Construction equipment – loans are to borrowers throughout the United States secured by specific equipment. The borrowers include highway and road builders, asphalt producers and pavers, suppliers of aggregate products, site developers, frac sand operations, general construction equipment dealers and operators, crane rental entities, forestry, and mining operations. Generally, loans include personal or business guarantees. The construction equipment industry is heavily dependent on the U.S. economy and the global economy. Market growth is reliant on investments from public and private sectors into urbanization and infrastructure projects.
Commercial real estate – loans are generally to entities within the local market communities served by the Company with advances generally within regulatory guidelines. Historically, the Company’s exposure to commercial real estate had been primarily to the less risky owner-occupied segment although growth in recent years has been in the non-owner-occupied segment which now accounts for slightly less than half of the portfolio. The non-owner-occupied segment includes hotels, apartment complexes and warehousing facilities. There is limited exposure to development or construction loans. Many commercial real estate loans carry personal guarantees. Additional risks in the commercial real estate portfolio stem from geographical concentration in northern Indiana and southwest Michigan and general economic conditions.
Residential real estate and home equity – loans predominantly include one-to-four family mortgages to borrowers in the Company’s local market communities and are appropriately underwritten and secured by residential real estate.
Consumer – loans are to individuals in the Company’s local markets and auto loans are generally secured by personal vehicles and appropriately underwritten.

The following table shows the amortized cost of loans and leases, segregated by portfolio segment, credit quality rating and year of origination as of March 31, 2021.

	Term Loans and Leases by Origination Year
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and agricultural
Grades 1-6	$255,244	$384,680	$88,262	$103,661	$50,785	$35,240	$268,480	$—	$1,186,352
Grades 7-12	5,790	840	3,775	4,353	2,848	3,190	31,560	—	52,356
Total commercial and agricultural	261,034	385,520	92,037	108,014	53,633	38,430	300,040	—	1,238,708
Solar
Grades 1-6	28,077	116,125	83,874	19,336	36,740	3,999	—	—	288,151
Grades 7-12	—	1,188	6,040	745	—	—	—	—	7,973
Total solar	28,077	117,313	89,914	20,081	36,740	3,999	—	—	296,124
Auto and light truck
Grades 1-6	92,970	209,596	119,507	44,072	19,813	3,384	—	—	489,342
Grades 7-12	—	17,831	24,883	11,062	7,589	1,969	—	—	63,334
Total auto and light truck	92,970	227,427	144,390	55,134	27,402	5,353	—	—	552,676
Medium and heavy duty truck
Grades 1-6	16,870	86,222	81,785	40,273	26,270	15,702	—	—	267,122
Grades 7-12	—	—	898	—	—	616	—	—	1,514
Total medium and heavy duty truck	16,870	86,222	82,683	40,273	26,270	16,318	—	—	268,636
Aircraft
Grades 1-6	91,745	383,028	143,854	80,623	85,767	63,229	7,640	—	855,886
Grades 7-12	—	10,717	2,502	470	583	3,612	—	—	17,884
Total aircraft	91,745	393,745	146,356	81,093	86,350	66,841	7,640	—	873,770
Construction equipment
Grades 1-6	59,070	295,555	167,247	85,951	32,604	14,310	18,105	41	672,883
Grades 7-12	572	11,847	8,038	7,379	44	159	1,705	3,117	32,861
Total construction equipment	59,642	307,402	175,285	93,330	32,648	14,469	19,810	3,158	705,744
Commercial real estate
Grades 1-6	37,606	192,699	195,889	169,354	170,139	175,081	503	—	941,271
Grades 7-12	3,525	7,895	7,526	4,504	6,679	3,983	—	—	34,112
Total commercial real estate	41,131	200,594	203,415	173,858	176,818	179,064	503	—	975,383
Residential real estate and home equity
Performing	19,235	130,509	56,110	16,840	17,801	112,867	126,248	4,837	484,447
Nonperforming	—	—	—	21	—	1,341	247	100	1,709
Total residential real estate and home equity	19,235	130,509	56,110	16,861	17,801	114,208	126,495	4,937	486,156
Consumer
Performing	15,816	38,546	29,303	15,557	5,605	1,987	18,761	—	125,575
Nonperforming	—	—	39	76	32	8	158	—	313
Total consumer	$15,816	$38,546	$29,342	$15,633	$5,637	$1,995	$18,919	$—	$125,888

The following table shows the amortized cost of loans and leases, segregated by portfolio segment, credit quality rating and year of origination as of December 31, 2020.

	Term Loans and Leases by Origination Year
(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and agricultural
Grades 1-6	$525,816	$103,120	$114,251	$56,007	$22,023	$19,790	$291,990	$—	$1,132,997
Grades 7-12	6,788	1,699	4,726	3,507	1,200	2,134	33,067	—	53,121
Total commercial and agricultural	532,604	104,819	118,977	59,514	23,223	21,924	325,057	—	1,186,118
Solar
Grades 1-6	141,089	90,435	20,160	36,909	4,011	—	—	—	292,604
Grades 7-12	—	—	—	—	—	—	—	—	—
Total solar	141,089	90,435	20,160	36,909	4,011	—	—	—	292,604
Auto and light truck
Grades 1-6	248,932	141,841	52,749	24,101	4,210	608	—	—	472,441
Grades 7-12	19,113	27,136	12,796	8,612	2,250	21	—	—	69,928
Total auto and light truck	268,045	168,977	65,545	32,713	6,460	629	—	—	542,369
Medium and heavy duty truck
Grades 1-6	92,698	88,314	44,205	31,773	15,644	4,840	—	—	277,474
Grades 7-12	—	978	—	—	632	88	—	—	1,698
Total medium and heavy duty truck	92,698	89,292	44,205	31,773	16,276	4,928	—	—	279,172
Aircraft
Grades 1-6	429,283	153,358	93,042	95,457	43,972	20,966	6,370	—	842,448
Grades 7-12	11,519	2,561	479	596	2,187	1,670	—	—	19,012
Total aircraft	440,802	155,919	93,521	96,053	46,159	22,636	6,370	—	861,460
Construction equipment
Grades 1-6	311,174	180,550	96,320	42,713	12,624	5,722	17,502	737	667,342
Grades 7-12	17,518	13,743	10,642	398	237	85	2,988	1,935	47,546
Total construction equipment	328,692	194,293	106,962	43,111	12,861	5,807	20,490	2,672	714,888
Commercial real estate
Grades 1-6	190,725	204,477	173,847	175,009	69,022	122,762	373	—	936,215
Grades 7-12	9,518	7,990	5,173	6,684	1,762	2,522	—	—	33,649
Total commercial real estate	200,243	212,467	179,020	181,693	70,784	125,284	373	—	969,864
Residential real estate and home equity
Performing	133,829	65,690	18,194	22,929	41,847	86,106	135,255	5,703	509,553
Nonperforming	—	—	21	14	—	1,435	247	109	1,826
Total residential real estate and home equity	133,829	65,690	18,215	22,943	41,847	87,541	135,502	5,812	511,379
Consumer
Performing	43,824	34,409	18,904	7,005	2,259	793	23,869	—	131,063
Nonperforming	2	99	78	36	8	2	159	—	384
Total consumer	$43,826	$34,508	$18,982	$7,041	$2,267	$795	$24,028	$—	$131,447

The following table shows the amortized cost of loans and leases, segregated by portfolio segment, with delinquency aging and nonaccrual status.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Total Accruing Loans	Nonaccrual	Total Financing Receivables
March 31, 2021
Commercial and agricultural	$1,233,324	$9	$149	$—	$1,233,482	$5,226	$1,238,708
Solar	296,124	—	—	—	296,124	—	296,124
Auto and light truck	514,136	350	195	—	514,681	37,995	552,676
Medium and heavy duty truck	268,009	11	—	—	268,020	616	268,636
Aircraft	869,618	—	3,384	—	873,002	768	873,770
Construction equipment	693,952	1,085	—	—	695,037	10,707	705,744
Commercial real estate	974,137	—	—	—	974,137	1,246	975,383
Residential real estate and home equity	483,718	672	57	59	484,506	1,650	486,156
Consumer	125,014	292	269	8	125,583	305	125,888
Total	$5,458,032	$2,419	$4,054	$67	$5,464,572	$58,513	$5,523,085

December 31, 2020
Commercial and agricultural	$1,180,151	$34	$—	$—	$1,180,185	$5,933	$1,186,118
Solar	292,604	—	—	—	292,604	—	292,604
Auto and light truck	504,659	560	205	—	505,424	36,945	542,369
Medium and heavy duty truck	278,452	—	—	—	278,452	720	279,172
Aircraft	860,632	—	—	—	860,632	828	861,460
Construction equipment	701,124	1,093	298	—	702,515	12,373	714,888
Commercial real estate	968,370	—	—	—	968,370	1,494	969,864
Residential real estate and home equity	508,532	782	239	108	509,661	1,718	511,379
Consumer	130,458	504	101	7	131,070	377	131,447
Total	$5,424,982	$2,973	$843	$115	$5,428,913	$60,388	$5,489,301

Accrued interest receivable on loans and leases at March 31, 2021 and December 31, 2020 was $16.39 million and $16.39 million, respectively.
The following table shows average recorded investment and interest income recognized on impaired loans and leases, segregated by portfolio segment for the three months ended March 31, 2020.

	Three Months Ended March 31, 2020
(Dollars in thousands)	Average Recorded Investment	Interest Income
Commercial and agricultural	$7,807	$102
Solar	—	—
Auto and light truck	743	—
Medium and heavy duty truck	1,025	—
Aircraft	1,781	—
Construction equipment	7,778	4
Commercial real estate	1,372	—
Residential real estate and home equity	336	4
Consumer	—	—
Total	$20,842	$110
There were no loan and lease modifications classified as troubled debt restructurings (TDR) during the three months ended March 31, 2021 and 2020. The classification between nonperforming and performing is determined at the time of modification. Modification programs focus on extending maturity dates or modifying payment patterns with most TDRs experiencing a combination of concessions. Modifications do not result in the contractual forgiveness of principal or interest. There were no modifications during the three months ended March 31, 2021 and 2020 that resulted in an interest rate below market rate.

There were no TDRs which had payment defaults within the twelve months following modification during the three months ended March 31, 2021 and one TDR which had a payment default within the twelve months following modification during the three months ended March 31, 2020. Default occurs when a loan or lease is 90 days or more past due under the modified terms or transferred to nonaccrual.
The following table shows the recorded investment of loans and leases classified as troubled debt restructurings as of March 31, 2021 and December 31, 2020.

(Dollars in thousands)	March 31, 2021	December 31, 2020
Performing TDRs	$327	$330
Nonperforming TDRs	9,359	11,156
Total TDRs	$9,686	$11,486

Note 5 — Allowance for Credit Losses
Allowance for Loan and Lease Losses
The allowance for credit losses is established for current expected credit losses on the Company’s loan and lease portfolios utilizing guidance in Accounting Standards Codification (ASC) Topic 326. As permitted under The Cares Act, the Company adopted ASU 2016-13 on December 31, 2020. Therefore, the March 31, 2020 provision for credit losses and other allowance for loan and lease loss disclosures for the three months ended March 31, 2020 were calculated under the incurred loss method.
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
The Company categorizes its loan portfolios into nine segments based on similar risk characteristics. Loans within each segment are collectively evaluated using either: 1) a cohort cumulative loss rate methodology (“cohort”) or, 2) the probability of default (“PD”)/loss given default (“LGD”) methodology (PD/LGD).

The following table shows the changes in the allowance for loan and lease losses, segregated by portfolio segment, for the three months ended March 31, 2021 and 2020.

(Dollars in thousands)	Commercial and agricultural	Solar	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer	Total
March 31, 2021
Balance, beginning of period	$16,680	$5,549	$28,926	$6,400	$34,053	$19,166	$22,758	$5,374	$1,748	$140,654
Charge-offs	1	—	4,286	—	—	8	—	5	152	4,452
Recoveries	377	—	49	—	119	254	15	1	135	950
Net charge-offs (recoveries)	(376)	—	4,237	—	(119)	(246)	(15)	4	17	3,502
Provision (recovery of provision)	(1,605)	209	4,654	(129)	1,047	(3,103)	1,561	(207)	(29)	2,398
Balance, end of period	$15,451	$5,758	$29,343	$6,271	$35,219	$16,309	$24,334	$5,163	$1,702	$139,550

March 31, 2020
Balance, beginning of period*	$20,926	$2,745	$14,400	$4,612	$31,058	$14,120	$18,350	$3,609	$1,434	$111,254
Charge-offs	529	—	34	—	586	1,432	1	13	243	2,838
Recoveries	166	—	82	—	448	211	15	27	80	1,029
Net charge-offs (recoveries)	363	—	(48)	—	138	1,221	(14)	(14)	163	1,809
Provision (recovery of provision)*	(280)	151	1,023	(256)	(851)	9,794	1,224	285	263	11,353
Balance, end of period*	$20,283	$2,896	$15,471	$4,356	$30,069	$22,693	$19,588	$3,908	$1,534	$120,798
*ASU 2016-13 adopted during the fourth quarter of 2020 therefore first quarter 2020 amounts reflect the incurred loss method.
The allowance for loan and lease losses increased during first quarter 2021 for the most concerning portfolio segment, the bus segment of the auto and light truck portfolio, due to downward migration in credit quality and increased risk as a result of the pandemic. Increases in the allowance for the remainder of the auto and light truck portfolio were driven by loan growth, as were increases in other portfolios. Likewise, decreases in the allowance in other portfolio segments were due to decreases in loan balances. The decrease in the allowance for the construction equipment was also driven by a reduction of impairments for loans evaluated individually. The impact of adopting ASC 326 is included in the beginning balance (December 31, 2020) of each loan segment.
Commercial and agricultural – loan balances increased during the period due to a $92.28 million net increase in PPP loans. Allowances were released as a result of paydowns exceeding loan originations on our core business products and minimal allowances were established for PPP loans, which have negligible risk.
Solar – allowance increased slightly to accommodate the limited loan growth in this portfolio segment.
Auto and light truck – allowance increased as a result of the significant impact the pandemic had on the bus segment of the portfolio with the increase in the allowance attributable primarily to credit deterioration in the bus segment, as well as a small increase for loan growth in the auto rental and leasing segments.
Medium and heavy duty truck – allowance decrease was principally attributable to a decline in loan balances during the period.
Aircraft – allowance increase was principally impacted by loan growth in the domestic segment.
Construction equipment – allowance decrease was mainly driven by lower impairments on loans evaluated individually and somewhat lower portfolio loan outstanding balances.
Commercial real estate – allowance increase was primarily due to credit deterioration in a hotel sector credit.
Residential real estate and home equity – allowance decreased as a result of lower portfolio outstanding balances.
Consumer – segment saw a decrease in the allowance due to somewhat lower outstanding loan balances.
Economic Outlook
As of March 31, 2021, the impact of the COVID-19 pandemic continues to adversely affect the loan and lease portfolios. The forecast considers global and domestic economic effects from the ongoing pandemic as well as the potential impact of U.S. monetary and fiscal policy, which may impact clients, particularly those who will benefit from a second round of paycheck protection program funds or targeted funds for struggling industry sectors such as transportation. The Company’s assumption was that the economic slowdown will have an adverse impact on the loan and lease portfolio over the next two years. GDP is expected to grow throughout 2021 but is not expected to return to pre-pandemic levels until 2022. Likewise, unemployment is not likely to get back to pre-shutdown levels until 2022.
As a result of the unprecedented economic uncertainty caused by the COVID-19 pandemic, the Company’s future loss estimates may vary considerably from the March 31, 2021 assumptions.

Liability for Credit Losses on Unfunded Loan Commitments
The liability for credit losses inherent in unfunded loan commitments is included in Accrued Expenses and Other Liabilities on the Consolidated Statements of Financial Condition. The following table shows the changes in the liability for credit losses on unfunded loan commitments.

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Balance, beginning of period*	$4,499	$3,172
Provision (recovery of provision)*	94	94
Balance, end of period*	$4,593	$3,266
*ASU 2016-13 adopted during the fourth quarter of 2020 therefore first quarter 2020 amounts reflect the incurred loss method.
Note 6 — Lease Investments
As a lessor, the Company’s loan and lease portfolio includes direct finance leases, which are included in commercial and agricultural, solar, auto and light truck, medium and heavy duty truck, aircraft, and construction equipment on the Consolidated Statements of Financial Condition. The Company also finances various types of construction equipment, medium and heavy duty trucks, automobiles and other equipment under leases classified as operating leases, which are included in Equipment Owned Under Operating Leases, net, on the Consolidated Statements of Financial Condition.
The following table shows interest income recognized from direct finance lease payments and operating lease equipment rental income and related depreciation expense.

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Direct finance leases:
Interest income on lease receivable	$1,590	$2,333

Operating leases:
Income related to lease payments	$4,629	$6,630
Depreciation expense	3,773	5,427
Income related to reimbursements from lessees for personal property tax on operating leased equipment for the three months ended March 31, 2021 and 2020 was $0.24 million and $0.25 million, respectively. Expense related to personal property tax payments on operating leased equipment for the three months ended March 31, 2021 and 2020 was $0.24 million and $0.25 million, respectively.
Note 7 — Mortgage Servicing Rights
The Company recognizes the rights to service residential mortgage loans for others as separate assets, whether the servicing rights are acquired through a separate purchase or through the sale of originated loans with servicing rights retained. The Company allocates a portion of the total proceeds of a mortgage loan to servicing rights based on the relative fair value. The unpaid principal balance of residential mortgage loans serviced for third parties was $866.57 million and $838.45 million at March 31, 2021 and December 31, 2020, respectively.
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

The following table shows changes in the carrying value of MSRs and the associated valuation allowance.

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Mortgage servicing rights:
Balance at beginning of period	$4,616	$4,200
Additions	761	362
Amortization	(590)	(409)
Sales	—	—
Carrying value before valuation allowance at end of period	4,787	4,153
Valuation allowance:
Balance at beginning of period	(812)	—
Impairment recoveries	42	—
Balance at end of period	$(770)	$—
Net carrying value of mortgage servicing rights at end of period	$4,017	$4,153
Fair value of mortgage servicing rights at end of period	$4,365	$4,538
At March 31, 2021 and 2020, the fair value of MSRs exceeded the carrying value reported in the Consolidated Statements of Financial Condition by $0.35 million and $0.39 million, respectively. This difference represents increases in the fair value of certain MSRs that could not be recorded above cost basis.
Mortgage loan contractual servicing fees, including late fees and ancillary income, were $0.81 million and $0.69 million for the three months ended March 31, 2021 and 2020, respectively. Mortgage loan contractual servicing fees are included in Mortgage Banking on the Consolidated Statements of Income.
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
The following table shows financial instruments whose contract amounts represent credit risk.

(Dollars in thousands)	March 31, 2021	December 31, 2020
Amounts of commitments:
Loan commitments to extend credit	$1,189,671	$1,140,892
Standby letters of credit	$26,978	$24,884
Commercial and similar letters of credit	$8,491	$7,095
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
The following table shows the amounts of non-hedging derivative financial instruments.

		Asset derivatives		Liability derivatives
(Dollars in thousands)	Notional or contractual amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
March 31, 2021
Interest rate swap contracts	$1,158,793	Other assets	$31,311	Other liabilities	$32,005
Loan commitments	22,010	Mortgages held for sale	789	N/A	—
Forward contracts - mortgage loan	23,000	Mortgages held for sale	287	N/A	—
Total	$1,203,803		$32,387		$32,005

December 31, 2020
Interest rate swap contracts	$1,155,252	Other assets	$46,654	Other liabilities	$47,681
Loan commitments	32,588	Mortgages held for sale	1,487	N/A	—
Forward contracts - mortgage loan	38,310	N/A	—	Mortgages held for sale	290
Total	$1,226,150		$48,141		$47,971
The following table shows the amounts included in the Consolidated Statements of Income for non-hedging derivative financial instruments.

		Gain (loss)
		Three Months Ended March 31,
(Dollars in thousands)	Statement of Income classification	2021	2020
Interest rate swap contracts	Other expense	$333	$(519)
Interest rate swap contracts	Other income	86	91
Loan commitments	Mortgage banking	(698)	1,196
Forward contracts - mortgage loan	Mortgage banking	577	(320)
Total		$298	$448
The following table shows the offsetting of financial assets and derivative assets.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2021
Interest rate swaps	$35,034	$3,723	$31,311	$—	$—	$31,311

December 31, 2020
Interest rate swaps	$52,872	$6,218	$46,654	$—	$—	$46,654
 The following table shows the offsetting of financial liabilities and derivative liabilities.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
March 31, 2021
Interest rate swaps	$35,728	$3,723	$32,005	$32,090	$—	$(85)
Repurchase agreements	173,302	—	173,302	173,302	—	—
Total	$209,030	$3,723	$205,307	$205,392	$—	$(85)

December 31, 2020
Interest rate swaps	$53,899	$6,218	$47,681	$46,978	$—	$703
Repurchase agreements	143,564	—	143,564	143,564	—	—
Total	$197,463	$6,218	$191,245	$190,542	$—	$703
If a default in performance of any obligation of a repurchase agreement occurs, each party will set-off property held in respect of transactions against obligations owing in respect of any other transactions. At March 31, 2021 and December 31, 2020, repurchase agreements had a remaining contractual maturity of $172.30 million and $141.42 million in overnight and $1.00 million and $2.14 million in up to 30 days, respectively and were collateralized by U.S. Treasury and Federal agencies securities.
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
The Company is involved in various entities that are considered to be VIEs. The Company’s investments in VIEs are primarily related to investments promoting affordable housing, community development and renewable energy sources. Some of these tax-advantaged investments support the Company’s regulatory compliance with the Community Reinvestment Act. The Company’s investments in these entities generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. Tax credits from affordable housing investments and community development investments are recognized as a reduction of tax expense. Investments in renewable energy sources qualify as investment tax credits and are recognized as a reduction to the related investment asset. The Company recognized federal income tax credits related to its affordable housing and community development tax-advantaged investments in tax expense of $0.50 million and $0.43 million for the three months ended March 31, 2021 and 2020, respectively. The Company also recognized $1.92 million and $2.24 million of investment tax credits for the three months ended March 31, 2021 and 2020, respectively.

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

(Dollars in thousands)	March 31, 2021	December 31, 2020
Investment carrying amount	$20,209	$22,742
Unfunded capital and other commitments	25,981	26,716
Maximum exposure to loss	50,092	52,106
The Company is required to consolidate VIEs in which it has concluded it has significant involvement in and the ability to direct the activities that impact the entity’s economic performance. The Company is the managing general partner of entities to which it shares interest in tax-advantaged investments with third parties. At March 31, 2021 and December 31, 2020, approximately $53.33 million and $53.61 million of the Company’s assets and $3.94 million and $4.93 million of its liabilities included on the Consolidated Statements of Financial Condition were related to tax-advantaged investment VIEs which the Company has consolidated, respectively. The assets of the consolidated VIEs are reported in Other Assets, the liabilities are reported in Other Liabilities and the non-controlling interest is reported in Equity on the Consolidated Statements of Financial Condition. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIE do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIE is generally limited to the carrying value of its variable interest plus any related tax credits previously recognized.
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

The following table shows subordinated notes at March 31, 2021.

(Dollars in thousands)	Amount of Subordinated Notes	Interest Rate	Maturity Date
June 2007 issuance (1)	$41,238	7.22%	6/15/2037
August 2007 issuance (2)	17,526	1.66%	9/15/2037
Total	$58,764

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
Stock options, where the exercise price was greater than the average market price of the common shares, were excluded from the computation of diluted earnings per common share because the result would have been antidilutive. There were no stock options outstanding as of March 31, 2021 and 2020.
The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended March 31,
(Dollars in thousands - except per share amounts)	2021	2020
Distributed earnings allocated to common stock	$7,364	$7,399
Undistributed earnings allocated to common stock	20,531	8,941
Net earnings allocated to common stock	27,895	16,340
Net earnings allocated to participating securities	210	73
Net income allocated to common stock and participating securities	$28,105	$16,413

Weighted average shares outstanding for basic earnings per common share	25,320,930	25,523,356
Dilutive effect of stock compensation	—	—
Weighted average shares outstanding for diluted earnings per common share	25,320,930	25,523,356

Basic earnings per common share	$1.10	$0.64
Diluted earnings per common share	$1.10	$0.64

Note 12 — Stock Based Compensation
As of March 31, 2021, the Company had four active stock-based employee compensation plans, which are more fully described in Note 16 of the Consolidated Financial Statements in 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2020. These plans include three executive stock award plans, the Executive Incentive Plan, the Restricted Stock Award Plan, the Strategic Deployment Incentive Plan; and the Employee Stock Purchase Plan. The 2011 Stock Option Plan was approved by the shareholders on April 21, 2011 but the Company had not made any grants through March 31, 2021.
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

Total fair value of options vested and expensed was zero for the three months ended March 31, 2021 and 2020. As of March 31, 2021 and 2020 there were no outstanding stock options. There were no stock options exercised during the three months ended March 31, 2021 and 2020. All shares issued in connection with stock option exercises are issued from available treasury stock.
As of March 31, 2021, there was $9.17 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 3.60 years.
Note 13 — Accumulated Other Comprehensive Income (Loss)
The following table presents reclassifications out of accumulated other comprehensive income (loss) related to unrealized gains and losses on available-for-sale securities.

	Three Months Ended March 31,		Affected Line Item in the Statements of Income
(Dollars in thousands)	2021	2020
Realized gains included in net income	$—	$280	Gains on investment securities available-for-sale
	—	280	Income before income taxes
Tax effect	—	(67)	Income tax expense
Net of tax	$—	$213	Net income

Note 14 — Income Taxes
The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized was zero at March 31, 2021 and December 31, 2020. Interest and penalties are recognized through the income tax provision. For the three months ended March 31, 2021 and 2020, the Company recognized no interest or penalties. There were no accrued interest and penalties at March 31, 2021 and December 31, 2020.
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

The Company elected fair value accounting for mortgages held for sale and for its best-efforts forward sales commitments. The Company economically hedges its mortgages held for sale at the time the interest rate locks are issued to the customers. The Company believes the election for mortgages held for sale will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives or best-best efforts forward sales commitments. At March 31, 2021 and December 31, 2020, all mortgages held for sale were carried at fair value.
The following table shows the differences between the fair value carrying amount of mortgages held for sale measured at fair value and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity.

(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Excess of fair value carrying amount over (under) unpaid principal
March 31, 2021
Mortgages held for sale reported at fair value	$9,351	$7,733	$1,618	(1)

December 31, 2020
Mortgages held for sale reported at fair value	$12,885	$11,045	$1,840	(1)

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
The following table shows the balance of assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2021
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$118,956	$559,449	$—	$678,405
U.S. States and political subdivisions securities	—	83,762	1,907	85,669
Mortgage-backed securities — Federal agencies	—	489,490	—	489,490
Corporate debt securities	—	37,076	—	37,076
Foreign government and other securities	—	700	—	700
Total debt securities available-for-sale	118,956	1,170,477	1,907	1,291,340
Mortgages held for sale	—	9,351	—	9,351
Accrued income and other assets (interest rate swap agreements)	—	31,311	—	31,311
Total	$118,956	$1,211,139	$1,907	$1,332,002

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$32,005	$—	$32,005
Total	$—	$32,005	$—	$32,005

December 31, 2020
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$80,285	$539,197	$—	$619,482
U.S. States and political subdivisions securities	—	78,975	2,152	81,127
Mortgage-backed securities — Federal agencies	—	453,789	—	453,789
Corporate debt securities	—	42,369	—	42,369
Foreign government and other securities	—	700	—	700
Total debt securities available-for-sale	80,285	1,115,030	2,152	1,197,467
Mortgages held for sale	—	12,885	—	12,885
Accrued income and other assets (interest rate swap agreements)	—	46,654	—	46,654
Total	$80,285	$1,174,569	$2,152	$1,257,006

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$47,681	$—	$47,681
Total	$—	$47,681	$—	$47,681

The following table shows changes in Level 3 assets measured at fair value on a recurring basis for the quarter ended March 31, 2021 and 2020.

(Dollars in thousands)	U.S. States and political subdivisions securities
Beginning balance January 1, 2021	$2,152
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	(80)
Purchases	—
Issuances	—
Sales	—
Settlements	—
Maturities	(165)
Transfers into Level 3	—
Transfers out of Level 3	—
Ending balance March 31, 2021	$1,907

Beginning balance January 1, 2020	$2,292
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	(17)
Purchases	3,100
Issuances	—
Sales	—
Settlements	—
Maturities	(80)
Transfers into Level 3	—
Transfers out of Level 3	—
Ending balance March 31, 2020	$5,295
There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2021 or 2020.
The following table shows the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a recurring basis.

(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
March 31, 2021
Debt securities available-for sale
Direct placement municipal securities	$1,907	Discounted cash flows	Credit spread assumption	1.78% - 3.15%	2.34%

December 31, 2020
Debt securities available-for sale
Direct placement municipal securities	$2,152	Discounted cash flows	Credit spread assumption	0.04% - 2.30%	1.55%
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
Collateral-dependent impaired loans and related write-downs are based on the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are reviewed quarterly and estimated using customized discounting criteria, appraisals and dealer and trade magazine quotes which are used in a market valuation approach. In accordance with fair value measurements, only impaired loans for which an allowance for loan loss has been established based on the fair value of collateral require classification in the fair value hierarchy. As a result, only a portion of the Company’s impaired loans are classified in the fair value hierarchy.
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
For assets measured at fair value on a nonrecurring basis the following represents impairment charges (recoveries) recognized on these assets during the quarter ended March 31, 2021: collateral-dependent impaired loans - $0.00 million; mortgage servicing rights - ($0.04) million; repossessions - $0.03 million; and other real estate - $0.00 million.

The following table shows the carrying value of assets measured at fair value on a non-recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2021
Collateral-dependent impaired loans	$—	$—	$9,171	$9,171
Accrued income and other assets (mortgage servicing rights)	—	—	4,017	4,017
Accrued income and other assets (repossessions)	—	—	2,214	2,214
Accrued income and other assets (other real estate)	—	—	369	369
Total	$—	$—	$15,771	$15,771

December 31, 2020
Collateral-dependent impaired loans	$—	$—	$11,991	$11,991
Accrued income and other assets (mortgage servicing rights)	—	—	3,804	3,804
Accrued income and other assets (repossessions)	—	—	1,976	1,976
Accrued income and other assets (other real estate)	—	—	359	359
Total	$—	$—	$18,130	$18,130
The following table below shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a non-recurring basis.

(Dollars in thousands)	Carrying Value	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
March 31, 2021
Collateral-dependent impaired loans	$9,171	$9,171	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	10% - 90%	30.0%

Mortgage servicing rights	4,017	4,365	Discounted cash flows	Constant prepayment rate (CPR)	14.6% - 25.3%	21.7%
				Discount rate	8.8% - 11.6%	8.9%

Repossessions	2,214	2,368	Appraisals, trade publications and auction values	Discount for lack of marketability	0% - 16%	7%

Other real estate	369	374	Appraisals	Discount for lack of marketability	0% - 13%	1%

December 31, 2020
Collateral-dependent impaired loans	$11,991	$11,991	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	0% - 100%	43.7%

Mortgage servicing rights	3,804	4,038	Discounted cash flows	Constant prepayment rate (CPR)	16.2% - 30.5%	22.8%
				Discount rate	8.3% - 11.1%	8.5%

Repossessions	1,976	2,144	Appraisals, trade publications and auction values	Discount for lack of marketability	0% - 16%	8%

Other real estate	359	388	Appraisals	Discount for lack of marketability	6% - 13%	7%
GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.

The following table shows the fair values of the Company’s financial instruments.

(Dollars in thousands)	Carrying or Contract Value	Fair Value	Level 1	Level 2	Level 3
March 31, 2021
Assets:
Cash and due from banks	$69,683	$69,683	$69,683	$—	$—
Federal funds sold and interest bearing deposits with other banks	266,271	266,271	266,271	—	—
Investment securities, available-for-sale	1,291,340	1,291,340	118,956	1,170,477	1,907
Other investments	27,429	27,429	27,429	—	—
Mortgages held for sale	9,351	9,351	—	9,351	—
Loans and leases, net of allowance for loan and lease losses	5,383,535	5,467,450	—	—	5,467,450
Mortgage servicing rights	4,017	4,365	—	—	4,365
Accrued interest receivable	20,384	20,384	—	20,384	—
Interest rate swaps	31,311	31,311	—	31,311	—
Liabilities:
Deposits	$6,131,341	$6,138,346	$5,050,321	$1,088,025	$—
Short-term borrowings	180,601	180,601	174,684	5,917	—
Long-term debt and mandatorily redeemable securities	81,722	80,906	—	80,906	—
Subordinated notes	58,764	58,502	—	58,502	—
Accrued interest payable	4,260	4,260	—	4,260	—
Interest rate swaps	32,005	32,005	—	32,005	—
Off-balance-sheet instruments *	—	366	—	366	—

December 31, 2020
Assets:
Cash and due from banks	$74,186	$74,186	$74,186	$—	$—
Federal funds sold and interest bearing deposits with other banks	168,861	168,861	168,861	—	—
Investment securities, available-for-sale	1,197,467	1,197,467	80,285	1,115,030	2,152
Other investments	27,429	27,429	27,429	—	—
Mortgages held for sale	12,885	12,885	—	12,885	—
Loans and leases, net of allowance for loan and lease losses	5,348,647	5,417,396	—	—	5,417,396
Mortgage servicing rights	3,804	4,038	—	—	4,038
Accrued interest receivable	20,242	20,242	—	20,242	—
Interest rate swaps	46,654	46,654	—	46,654	—
Liabilities:
Deposits	$5,946,028	$5,955,545	$4,778,671	$1,176,874	$—
Short-term borrowings	150,641	150,641	143,730	6,911	—
Long-term debt and mandatorily redeemable securities	81,864	82,965	—	82,965	—
Subordinated notes	58,764	58,560	—	58,560	—
Accrued interest payable	3,996	3,996	—	3,996	—
Interest rate swaps	47,681	47,681	—	47,681	—
Off-balance-sheet instruments *	—	321	—	321	—

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
ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis is presented to provide information concerning 1st Source Corporation and its subsidiaries’ (collectively referred to as “the Company”, “we”, and “our”) financial condition as of March 31, 2021, as compared to December 31, 2020, and the results of operations for the three months ended March 31, 2021 and 2020. This discussion and analysis should be read in conjunction with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2020 Annual Report.
Except for historical information contained herein, the matters discussed in this document express “forward-looking statements.” Generally, the words “believe,” “contemplate,” “seek,” “plan,” “possible,” “assume,” “expect,” “intend,” “targeted,” “continue,” “remain,” “estimate,” “anticipate,” “project,” “will,” “should,” “indicate,” “would,” “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Those statements, including statements, projections, estimates or assumptions concerning future events or performance, and other statements that are other than statements of historical fact, are subject to material risks and uncertainties. We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. We may make other written or oral forward-looking statements from time to time. Readers are advised that various important factors could cause our actual results or circumstances for future periods to differ materially from those anticipated or projected in such forward-looking statements. Such factors include, but are not limited to, changes in law, regulations or GAAP; our competitive position within the markets we serve; increasing consolidation within the banking industry; unforeseen changes in interest rates; unforeseen changes in loan prepayment assumptions; unforeseen downturns in or major events affecting the local, regional or national economies or the industries in which we have credit concentrations; more recently, potential impacts of the COVID-19 pandemic; and other matters discussed in our filings with the SEC, including our Annual Report on Form 10-K  for 2020, which filings are available from the SEC. We undertake no obligation to publicly update or revise any forward-looking statements.
FINANCIAL CONDITION
Our total assets at March 31, 2021 were $7.51 billion, an increase of $195.52 million or 2.67% from December 31, 2020. Total investment securities, available-for-sale were $1.29 billion, an increase of $93.87 million or 7.84% from December 31, 2020. Federal funds sold and interest bearing deposits with other banks were $266.27 million, an increase of $97.41 million or 57.69% from December 31, 2020.
Total loans and leases were $5.52 billion, an increase of $33.78 million or 0.62% from December 31, 2020. The largest contributor to the increase in loans and leases was PPP loans funded during the first quarter of 2021. PPP loans are discussed in the “COVID-19 Impact” section below. Our foreign loan and lease balances, all denominated in U.S. dollars were $178.41 million and $180.06 million as of March 31, 2021 and December 31, 2020, respectively. Foreign loans and leases are in aircraft financing. Loan and lease balances to borrowers in Brazil and Mexico were $68.20 million and $103.85 million as of March 31, 2021, respectively, compared to $66.98 million and $103.52 million as of December 31, 2020, respectively. As of March 31, 2021 and December 31, 2020 there was not a significant concentration in any other country.
Equipment owned under operating leases was $61.40 million, a decrease of $3.65 million, or 5.60% compared to December 31, 2020. The largest contributor to the decrease in equipment owned under operating leases was reduced leasing volume primarily due to a change in customer preferences.
Total deposits were $6.13 billion, an increase of $185.31 million or 3.12% from the end of 2020. The largest contributors to the increase in total deposits was PPP loan fundings into business accounts and consumer savings levels. Short-term borrowings were $180.60 million, an increase of $29.96 million or 19.89% from December 31, 2020. The largest contributor to the increase in short-term borrowings was an increase of $29.74 million in repurchase agreements at March 31, 2021 compared to December 31, 2020. Long-term debt and mandatorily redeemable securities were $81.72 million, a decrease of $0.14 million or 0.17% from December 31, 2020.

The following table shows accrued income and other assets.

(Dollars in thousands)	March 31, 2021	December 31, 2020
Accrued income and other assets:
Bank owned life insurance cash surrender value	$70,402	$70,192
Operating lease right of use assets	23,107	23,825
Accrued interest receivable	20,384	20,242
Mortgage servicing rights	4,017	3,804
Other real estate	369	359
Repossessions	2,214	1,976
Partnership investments carrying amount	73,539	76,349
All other assets	76,665	91,828
Total accrued income and other assets	$270,697	$288,575
The largest contributors to the decrease in accrued income and other assets from December 31, 2020 were a decrease in the fair value of interest rate swap contracts with customers and lower solar partnership investment carrying amounts.
CORONAVIRUS (COVID-19) IMPACT
The following is a description of the impact the Coronavirus (COVID-19) pandemic is having on our financial condition and results of operations and certain risks to our business that the pandemic creates or exacerbates.
Operational Impact
Pursuant to our preexisting disaster recovery plan addressing potential pandemic outbreaks, we created a dedicated executive COVID-19 response team that is closely monitoring developments and providing guidance for additional precautions and initiatives. We have divided departments among various locations to help ensure that infection will not spread across entire departments. We are encouraging virtual meetings and conference calls in place of in-person meetings, including our annual shareholder meeting which will be held virtually again this year. Employees with health conditions putting them at higher risk of adverse effects from coronavirus infection have been given the opportunity to work remotely. Additionally, travel has been restricted. We are promoting social distancing, frequent hand washing, disinfection of all surfaces, and the use of masks or nose and mouth coverings have been mandated in all of our locations. We are offering paid time off to all of our colleagues to schedule vaccinations. As of mid-April, 50% of our colleagues had received at least their first dose of vaccine. The majority of our banking center lobbies had been closed except for advance appointments only. In April, we fully reopened the majority of our banking centers with safe social distancing and mask guidelines in place for the safety of our colleagues and clients. Banking center drive-ups, ATMs and online/mobile banking services continue to provide a more physically distanced alternative. Infection rates in the communities we serve vary by region and we will continue to make prudent decisions for the safety of our colleagues and our clients. We are hopeful that infection rates will continue to decline in the communities we serve as the percentage of fully vaccinated individuals continues to increase.

Loan and lease modifications
We began receiving requests from our borrowers for loan and lease deferrals in March 2020 which declined over the remainder of 2020. Modifications include the deferral of principal payments or the deferral of principal and interest payments for terms generally 90 - 180 days. Requests are evaluated individually and approved modifications are based on the unique circumstances of each borrower. We are committed to working with our clients to allow time to work through the challenges of this pandemic. At this time, it is uncertain what future impact loan and lease modifications related to COVID-19 difficulties will have on our financial condition, results of operations and allowance for loan and lease losses. The following table shows coronavirus loan and lease modification balances in deferment as of March 31, 2021 and December 31, 2020.

	COVID-19 Related Loan and Lease Modifications
(Dollars in millions)	March 31, 2021	December 31, 2020
Auto and light truck rental	$1	$5
Specialty vehicle(1)	27	21
Medium and heavy duty truck	—	—
Aircraft	9	13
Construction	7	7
Commercial	60	83
Residential real estate and home equity	—	—
Consumer	—	—
Total loans and leases	$104	$129
(1) Includes buses, step vans and funeral cars.
The following table shows the coronavirus loan and lease modification balances by deferral type as of March 31, 2021.

(Dollars in millions)	Principal Only Deferrals	Principal and Interest Deferrals	Total Modifications in Deferment	Additional Modifications Expected(1)	Total Modifications	Recorded Investment at March 31, 2021	Total Modifications as a % of March 31, 2021 Balance
Auto and light truck rental	$1	$—	$1	$—	$1	$425	—%
Specialty vehicle(2)	27	—	27	9	36	128	28%
Medium and heavy duty truck	—	—	—	—	—	269	—%
Aircraft	9	—	9	8	17	874	2%
Construction	7	—	7	—	7	706	1%
Commercial	15	45	60	12	72	2,509	3%
Residential real estate and home equity	—	—	—	—	—	486	—%
Consumer	—	—	—	—	—	126	—%
Total loans and leases	59	45	104	29	133	5,523	2%
PPP loans, net of unearned discount(3)	—	—	—	—	—	444	—%
Total loans and leases less PPP loans	$59	$45	$104	$29	$133	$5,079	3%
(1) Represents modifications which ended deferment during March 2021 and are in the process of receiving or expected to receive an extension.
(2) Includes buses, step vans and funeral cars.
(3) PPP loan balances are located within the Commercial category above.
As of March 31, 2021, COVID-19 related loan modifications for our bus lending were $36.30 million or 56.03% (includes $8.86 million whose modification period ended during March but we expect to grant further extensions) of our total bus loan balances. COVID-19 related loan modifications for the hotel industry were $67.69 million or 42.61% (includes $11.90 million whose modification period ended during March but we expect to grant further extensions) of our total hotel loan balances. Hotel loans are shown within the Commercial category in the charts above.

Paycheck Protection Program (PPP) and Liquidity
As part of the CARES Act, approved by President Trump on March 27, 2020 and extended on July 4, 2020, the Small Business Administration (SBA) was authorized to guarantee loans under the PPP through August 8, 2020 for businesses who meet the necessary eligibility requirements in order to keep their workers on the payroll. We began accepting applications on April 3, 2020 and disbursed the final PPP loan on August 25, 2020 from the first round. On December 27, 2020, the Coronavirus Response and Relief Supplemental Appropriations Act was approved which authorized a second round of PPP loans. PPP loans are fully guaranteed by the SBA and as such do not represent a credit risk. The following table shows PPP loan disbursements as of March 31, 2021.

	Number of Loans	$ of Loans (000's)	Average Loan Size
2020 PPP Loans	3,540	$597,451	$169,000
2021 PPP Loans	2,573	232,437	90,000
Total	6,113	$829,888	$136,000
As of March 31, 2021, total PPP loans were $443.84 million which is net of an unearned discount of $13.62 million and located within the commercial and agricultural portfolio. At March 31, 2021, specialty finance customers had $89.99 million of PPP loans and traditional commercial banking customers had $353.85 million of PPP loans.
On October 8, 2020, the SBA announced a streamlined loan forgiveness application for loans $50,000 or less. Of the 3,540 PPP loans we originated in 2020, 1,972 loans were for $50,000 or less. Of the 2,573 PPP loans we have originated in 2021, 1,809 loans were for $50,000 or less. As of March 31, 2021, we had helped our clients secure forgiveness for $369.16 million and had submitted loan forgiveness requests to the SBA for over 79% of the total PPP loan amounts we funded during 2020. We were able to secure loans for over 400 minority- and women-owned businesses, which represents approximately 15% of our overall efforts in this latest round of PPP funding. Additionally, we helped fund over 200 PPP loans to new customers during 2021.
On April 9, 2020, the FDIC, Federal Reserve and OCC created the Paycheck Protection Program Liquidity Facility (PPPLF) to bolster the effectiveness of the PPP by providing liquidity to and neutralizing the regulatory capital effects on participating financial institutions. As of March 31, 2021, we had not utilized the PPPLF.
Asset impairment
Our MSRs had experienced a decrease in their fair value as of December 31, 2020 resulting in 2020 impairment charges of $0.81 million due to lower mortgage rates leading to faster prepayment speeds. During the first quarter of 2021, we recognized $0.04 million of impairment recoveries due to reduced prepayment speeds. We will continue to evaluate MSRs at each reporting date to determine whether further valuation allowances or recoveries are appropriate.
At this time, we do not believe there exists any impairment to our intangible assets, long-lived assets, right of use assets, or available-for-sale investment securities due to the COVID-19 pandemic. It is uncertain whether prolonged effects of the COVID-19 pandemic will result in future impairment charges related to any of the aforementioned assets.
Risks
See Part I, Item 1A, Risk Factors in our 2020 Form 10-K for more information.

Allowance for loan and lease losses
During the first quarter of 2021, except for the bus segment of our auto and light truck portfolio, we experienced relatively stable to slightly improving credit quality. Special attention loan balances decreased $14.88 million and nonperforming loans decreased by $1.92 million. The impact of COVID-19 has been particularly harsh on the bus segment of our auto and light truck portfolio where we continue to experience higher than normal downgrades, movement to nonaccrual status and charge-offs. We are maintaining communication with our customers to enhance our understanding of our highest risk exposures and probable defaults. As a result of the discussions with customers, we downgraded an additional 12 bus accounts to special attention and placed an additional 18 accounts on nonaccrual status. We continue to work with these customers as long as they aspire to stay in business and have the wherewithal to maintain and insure their assets, as the bus collateral will be difficult to liquidate in this environment. Our local market customers have been buoyed in the short-term with funds from the PPP program. Thus far, we have not seen many downgrades or defaults in our commercial lending, but we anticipate this may change, particularly as businesses continue to struggle and consumer preferences may change. During the last recession, we noted a delayed impact on our commercial lending as compared to our specialty finance lending. We also remain concerned about segments of our commercial real estate portfolio, particularly the hotel sector and commercial buildings and retail property. Many of our local hotel customers continue to have payment deferrals. Our losses year-to-date remain moderate, except the bus segment where we recognized net charge-offs of $4.25 million, but we continue to maintain the allowance for loan and lease losses as we anticipate some of the current and future downgrades and defaults will eventually result in losses.
See Part I Financial Information, Note 5 to the Consolidated Financial Statements and Part I Financial Information, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Provision and Allowance for Credit Losses” for more information.
CAPITAL
As of March 31, 2021, total shareholders’ equity was $891.30 million, up $4.45 million, or 0.50% from the $886.85 million at December 31, 2020. In addition to net income of $28.11 million, other significant changes in shareholders’ equity during the first three months of 2021 included $7.39 million of dividends paid and $6.62 million in common stock acquired for treasury. The accumulated other comprehensive income component of shareholders’ equity totaled $7.24 million at March 31, 2021, compared to $18.37 million at December 31, 2020. Our shareholders’ equity-to-assets ratio was 11.87% as of March 31, 2021, compared to 12.12% at December 31, 2020. Book value per common share rose to $35.27 at March 31, 2021, from $34.93 at December 31, 2020.
We declared and paid cash dividends per common share of $0.29 during the first quarter of 2021. The trailing four quarters dividend payout ratio, representing cash dividends per common share divided by diluted earnings per common share, was 31.13%. The dividend payout is continually reviewed by management and the Board of Directors subject to the Company’s capital and dividend policy.
The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations.
The actual capital amounts and ratios of 1st Source Corporation and 1st Source Bank as of March 31, 2021, are presented in the table below.

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$981,679	16.39%	$479,271	8.00%	$629,043	10.50%	$599,089	10.00%
1st Source Bank	899,406	15.01	479,502	8.00	629,346	10.50	599,377	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	905,938	15.12	359,453	6.00	509,225	8.50	479,271	8.00
1st Source Bank	823,629	13.74	359,626	6.00	509,471	8.50	479,502	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	804,474	13.43	269,590	4.50	419,362	7.00	389,408	6.50
1st Source Bank	779,165	13.00	269,720	4.50	419,564	7.00	389,595	6.50
Tier 1 Capital (to Average Assets):
1st Source Corporation	905,938	12.44	291,183	4.00	N/A	N/A	363,979	5.00
1st Source Bank	823,629	11.32	291,078	4.00	N/A	N/A	363,847	5.00

PPP loan balances have been assigned a zero percent risk weight and therefore had no impact on our total risk-weighted assets at March 31, 2021.
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
We have borrowing sources available to supplement deposits and meet our funding needs. 1st Source Bank has established relationships with several banks to provide short term borrowings in the form of federal funds purchased. At March 31, 2021, we had no borrowings in the federal funds market. We could borrow $245.00 million in additional funds for a short time from these banks on a collective basis. As of March 31, 2021, we had $55.00 million outstanding in FHLB advances and could borrow an additional $504.37 million contingent on the FHLB activity-based stock ownership requirement. We also had no outstandings with the FRB and could borrow $416.41 million as of March 31, 2021.
Our loan to asset ratio was 73.52% at March 31, 2021 compared to 75.03% at December 31, 2020 and 76.16% at March 31, 2020. Cash and cash equivalents totaled $335.95 million at March 31, 2021 compared to $243.05 million at December 31, 2020 and $122.30 million at March 31, 2020. The largest contributors to the increase in cash and cash equivalents was higher deposit balances due to both individual and business customers’ propensity to save during times of uncertainty. At March 31, 2021, the Consolidated Statements of Financial Condition was rate sensitive by $334.21 million more assets than liabilities scheduled to reprice within one year, or approximately 1.11%. Management believes that the present funding sources provide adequate liquidity to meet our cash flow needs.
Under Indiana law governing the collateralization of public fund deposits, the Indiana Board of Depositories determines which financial institutions are required to pledge collateral based on the strength of their financial ratings. We have been informed that no collateral is required for our public fund deposits. However, the Board of Depositories could alter this requirement in the future and adversely impact our liquidity. Our potential liquidity exposure if we must pledge collateral is approximately $700 million.
RESULTS OF OPERATIONS
Net income available to common shareholders for the three month period ended March 31, 2021 was $28.11 million, compared to $16.41 million for the same period in 2020. Diluted net income per common share was $1.10 for the three month period ended March 31, 2021, compared to $0.64 for the same period in 2020. Return on average common shareholders’ equity was 12.74% for the three months ended March 31, 2021, compared to 7.81% in 2020. The return on total average assets was 1.55% for the three months ended March 31, 2021, compared to 1.00% in 2020.
Net income increased for the three months ended March 31, 2021 compared to the first three months of 2020. Net interest income increased, the provision for credit losses decreased, noninterest income increased and noninterest expense decreased. Details of the changes in the various components of net income are discussed further below.

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
DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL

				Three Months Ended
	March 31, 2021			December 31, 2020			March 31, 2020
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
ASSETS
Investment securities available-for-sale:
Taxable	$1,193,583	$3,987	1.35%	$1,056,727	$3,940	1.48%	$973,421	$5,550	2.29%
Tax exempt(1)	37,394	214	2.32%	41,345	237	2.28%	57,219	325	2.28%
Mortgages held for sale	14,285	86	2.44%	17,844	120	2.68%	11,294	96	3.42%
Loans and leases, net of unearned discount(1)	5,499,009	57,860	4.27%	5,517,707	64,075	4.62%	5,098,397	61,520	4.85%
Other investments	216,280	266	0.50%	347,837	333	0.38%	41,463	346	3.36%
Total earning assets(1)	6,960,551	62,413	3.64%	6,981,460	68,705	3.92%	6,181,794	67,837	4.41%
Cash and due from banks	75,178			75,055			65,407
Allowance for loan and lease losses	(143,206)			(143,888)			(112,239)
Other assets	457,890			489,804			476,159
Total assets	$7,350,413			$7,402,431			$6,611,121

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$4,261,207	$3,526	0.34%	$4,272,622	$4,811	0.45%	$4,076,270	$10,851	1.07%
Short-term borrowings	176,726	36	0.08%	222,699	90	0.16%	202,545	254	0.50%
Subordinated notes	58,764	818	5.65%	58,764	824	5.58%	58,764	884	6.05%
Long-term debt and mandatorily redeemable securities	80,967	500	2.50%	81,576	746	3.64%	77,973	853	4.40%
Total interest-bearing liabilities	4,577,664	4,880	0.43%	4,635,661	6,471	0.56%	4,415,552	12,842	1.17%
Noninterest-bearing deposits	1,719,264			1,697,154			1,196,106
Other liabilities	115,034			147,703			131,858
Shareholders’ equity	894,553			884,530			844,724
Noncontrolling interests	43,898			37,383			22,881
Total liabilities and equity	$7,350,413			$7,402,431			$6,611,121
Less: Fully tax-equivalent adjustments		(121)			(127)			(151)
Net interest income/margin (GAAP-derived)(1)		$57,412	3.35%		$62,107	3.54%		$54,844	3.57%
Fully tax-equivalent adjustments		121			127			151
Net interest income/margin - FTE(1)		$57,533	3.35%		$62,234	3.55%		$54,995	3.58%

(1) See “Reconciliation of Non-GAAP Financial Measures” at the end of this section for additional information on this performance measure/ratio.
Quarter Ended March 31, 2021 compared to the Quarter Ended March 31, 2020
The taxable-equivalent net interest income for the three months ended March 31, 2021 was $57.53 million, an increase of 4.61% over the same period in 2020. The net interest margin on a fully taxable-equivalent basis was 3.35% for the three months ended March 31, 2021, compared to 3.58% for the three months ended March 31, 2020.
During the three month period ended March 31, 2021, average earning assets increased $778.76 million, up 12.60% over the comparable period in 2020. Average interest-bearing liabilities increased $162.11 million or 3.67%. The yield on average earning assets decreased 77 basis points to 3.64% from 4.41% primarily due to lower rates on loans and leases and investment securities. Total cost of average interest-bearing liabilities decreased 74 basis points to 0.43% from 1.17% as a result of the lower interest rate environment. The result to the net interest margin, or the ratio of net interest income to average earning assets, was a decrease of 23 basis points.

The largest contributor to the reduced yield on average earning assets for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was a decrease in yields on net loans and leases of 58 basis points primarily due to the low interest rate environment as the Federal Reserve continues to support the economic recovery from the pandemic. The yield on net loans and leases was positively impacted by a net 10 basis points due to accelerated recognition of unearned fees on PPP loans which have been forgiven by the SBA offset by PPP loan balances outstanding which earn interest at 1.00%. Average net loans and leases increased $400.61 million or 7.86% with the largest increase due to average PPP loans of $410.29 million in the commercial and agricultural loan portfolio. Total average investment securities increased $200.34 million or 19.44% with the largest increases in U.S. treasury and federal agency securities and mortgage-backed securities. Average mortgages held for sale increased $2.99 million or 26.48%. Average other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank (FHLB) stock and commercial paper increased $174.82 million or 421.62% from the first quarter of 2020. The majority of the increase was attributable to Federal Reserve Bank excess balances.
Average interest-bearing deposits increased $184.94 million or 4.54% for the first quarter of 2021 over the same period in 2020 primarily due to consumer savings levels. The effective rate paid on average interest-bearing deposits decreased 73 basis points to 0.34% from 1.07%. The decrease in the average cost of interest-bearing deposits was primarily the result of lower rates and a shift in the deposit mix from the first quarter of 2020. Average noninterest-bearing deposits grew $523.16 million or 43.74% for the first quarter of 2021 over the same period in 2020 primarily due to PPP loan fundings in business accounts.
Average short-term borrowings decreased $25.82 million or 12.75% for the first quarter of 2021 compared to the same period in 2020. Interest paid on short-term borrowings decreased 42 basis points. Interest paid on subordinated notes decreased 40 basis points during the first quarter of 2021 from the same period a year ago due to a variable rate on one traunche. Average long-term debt and mandatorily redeemable securities balances increased $2.99 million or 3.84%. Interest paid on long-term debt and mandatorily redeemable securities decreased 190 basis points during the first quarter of 2021 from the same period in 2020 primarily due to lower rates on mandatorily redeemable securities.

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

		Three Months Ended
(Dollars in thousands)		March 31, 2021	December 31, 2020	March 31, 2020
Calculation of Net Interest Margin
(A)	Interest income (GAAP)	$62,292	$68,578	$67,686
	Fully tax-equivalent adjustments:
(B)	- Loans and leases	81	82	90
(C)	- Tax-exempt investment securities	40	45	61
(D)	Interest income - FTE (A+B+C)	62,413	68,705	67,837
(E)	Interest expense (GAAP)	4,880	6,471	12,842
(F)	Net interest income (GAAP) (A–E)	57,412	62,107	54,844
(G)	Net interest income - FTE (D–E)	57,533	62,234	54,995
(H)	Annualization factor	4.056	3.978	4.022
(I)	Total earning assets	$6,960,551	$6,981,460	$6,181,794
	Net interest margin (GAAP-derived) (F*H)/I	3.35%	3.54%	3.57%
	Net interest margin - FTE (G*H)/I	3.35%	3.55%	3.58%

PROVISION AND ALLOWANCE FOR CREDIT LOSSES
The provision for credit losses for the three months ended March 31, 2021 was $2.40 million compared to a provision for credit losses in the three months ended March 31, 2020 of $11.35 million. Net charge-offs of $3.50 million or 0.26% of average loans and leases were recorded for the first quarter 2021, compared to net charge-offs of $1.81 million or 0.14% of average loans and leases for the same quarter a year ago.
The provision for credit losses for the three months ended March 31, 2021 was principally driven by ongoing difficulties in the bus segment of the auto and light truck portfolio, as credit quality in the remaining portfolios was relatively unchanged to slightly improving. We continued to have COVID-19 related downgrades and increases in special attention loan balances and nonperforming loans concentrated in our bus segment and remain concerned about the long-term prospects for the bus segment. We also remain concerned about customers in various portfolios that benefited during the past year from payment deferrals and have not yet been able to return to original payment terms, particularly commercial real estate accounts in the hotel sector. COVID-19 related loan modifications are discussed in the “COVID-19 Impact” section above. The $33.78 million increase in outstanding loan balances this quarter was attributable to the expanded PPP loan program. Loan balances net of PPP loans declined $58.50 million. As of quarter-end, PPP loans total $443.84 and necessitate minimal reserves as the program carries a 100% SBA guarantee and a debt forgiveness component. Impairment reserves for assets individually evaluated were reduced this quarter as our customers with larger impairments were able to liquidate assets for amounts greater than anticipated, applying the proceeds to reduce our debt.
We continue to evaluate risks which may impact our loan portfolios. During the first quarter of 2020, as a result of the coronavirus pandemic and resultant business shutdowns and unemployment spikes, we reviewed our loan portfolio segments, assessing the likely impact of COVID-19 on each segment and established specific qualitative adjustment factors which were reviewed and revised quarterly throughout 2020. We thoroughly reviewed these factors along with all our qualitative adjustments and forecast factors as of year-end and made several revisions and enhancements to our analysis. This quarter, we reviewed our factors and analysis and believe the adjustments made at year-end remain pertinent. We have seen improvements in some areas, but there are still so many unknowns, such a high level of uncertainty regarding the spread of COVID-19 and its variant forms, that despite the success of the vaccines, we determined our year-end adjustments remain appropriate. We remain concerned that geopolitical events, particularly in the aftermath of the pandemic, will have the potential to negatively impact the U.S. economy. Congress is working through spending initiatives and is facing several challenges. Additional current concerns include slower growth projections for world economies and the sharp decline in global trade growth exacerbated by trade supply concerns raised during the pandemic and ongoing tariff disputes, particularly between China and the U.S. Political uncertainty continues in Latin America, with governments facing increased pressures from the pandemic and the likely slow economic recovery given difficulties encountered securing equitable vaccine access and distribution and millions falling into poverty, exacerbated by escalating social tensions, and rising unemployment. Corruption scandals persist, fueling U.S. border concerns. Globally, concerns continue to be heightened due to actual and potential terrorist attacks.
Another area of concern continues to be our aircraft portfolio where we have a collateral concentration and $178 million in foreign exposure, the majority of which is in Mexico and Brazil. At the end of 2019, the Brazilian economy was on a path of gradual improvement and Mexico’s economy, although stronger, was beginning to exhibit some weaknesses. Now, considering the pandemic, both economies contracted in 2020 and Brazil is becoming more concerning as the country struggles to control the high COVID-19 case levels with weak government leadership. We continue to monitor individual customer performance and assess risks in the portfolio as a whole.
On March 31, 2021, 30 day and over loan and lease delinquencies as a percentage of loan and lease balances were 0.12%, compared to 0.24% on March 31, 2020. The allowance for loan and lease losses as a percentage of loans and leases outstanding at the end of the period was 2.53% compared to 2.35% one year ago. The allowance as a percentage of loans and leases outstanding, net of PPP loans, was 2.74% compared to 2.73% at December 31, 2020. The increase in the allowance of 18 basis points as a percent of loans and leases outstanding was primarily due to higher special attention loan outstanding balances, qualitative adjustment factors related to COVID-19 concerns, and forecast factor adjustments as part of the current expected credit losses (CECL) methodology. A summary of loan and lease loss experience during the three months ended March 31, 2021 and 2020 is located in Note 5 of the Consolidated Financial Statements.

NONPERFORMING ASSETS
The following table shows nonperforming assets.

(Dollars in thousands)	March 31, 2021	December 31, 2020	March 31, 2020
Loans and leases past due 90 days or more	$66	$115	$191
Nonaccrual loans and leases	58,513	60,388	26,301
Other real estate	369	359	362
Repossessions	2,214	1,976	9,020
Equipment owned under operating leases	1,647	1,695	—
Total nonperforming assets	$62,809	$64,533	$35,874
Nonperforming assets as a percentage of loans and leases were 1.12% at March 31, 2021, 1.16% at December 31, 2020, and 0.68% at March 31, 2020. Excluding PPP loans, nonperforming assets as a percentage of loan and leases were 1.22% at March 31, 2021 and 1.24% at December 31, 2020. Nonperforming assets totaled $62.81 million at March 31, 2021, a decrease of 2.67% from the $64.53 million reported at December 31, 2020, and a 75.08% increase from the $35.87 million reported at March 31, 2020. The decrease in nonperforming assets during the first three months of 2021 was related to lower nonaccrual loans and leases. The increase in nonperforming assets at March 31, 2021 from March 31, 2020 was related to an increase in nonaccrual loans and leases offset by lower repossessions.
The decrease in nonaccrual loans and leases at March 31, 2021 from December 31, 2020 occurred primarily in the auto rental division of the auto and light truck portfolio and the construction equipment portfolio offset by increases in the bus division of the auto and light truck portfolio. The increase in nonaccrual loans and leases at March 31, 2021 from March 31, 2020 occurred primarily in the auto and light truck and construction equipment portfolios. A summary of nonaccrual loans and leases and past due aging for the period ended March 31, 2021 and December 31, 2020 is located in Note 4 of the Consolidated Financial Statements.
Other real estate is the result of foreclosing on real estate in the local market for which we have a current appraisal and are well secured.
Repossessions consisted mainly of auto and light trucks and aircraft. At the time of repossession, the recorded amount of the loan or lease is written down to the fair value of the equipment or vehicle by a charge to the allowance for loan and lease losses or other income, if a positive adjustment, unless the equipment is in the process of immediate sale. Any subsequent fair value write-downs or write-ups, to the extent of previous write-downs, are included in noninterest expense. The decrease in repossession balances at March 31, 2021 compared to March 31, 2020 was primarily the result of the sale of repossessed aircrafts.
The following table shows a summary of other real estate and repossessions.

(Dollars in thousands)	March 31, 2021	December 31, 2020	March 31, 2020
Commercial and agricultural	$—	$—	$—
Solar	—	—	—
Auto and light truck	1,414	1,120	1,165
Medium and heavy duty truck	—	—	—
Aircraft	750	750	7,808
Construction equipment	—	—	35
Commercial real estate	369	303	303
Residential real estate and home equity	—	56	59
Consumer	50	106	12
Total	$2,583	$2,335	$9,382
For financial statement purposes, nonaccrual loans and leases are included in loan and lease outstandings, whereas repossessions and other real estate are included in other assets.

NONINTEREST INCOME
The following table shows the details of noninterest income.

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020	$ Change	% Change
Noninterest income:
Trust and wealth advisory	$5,481	$4,848	633	13.06%
Service charges on deposit accounts	2,447	2,605	(158)	(6.07)%
Debit card	4,182	3,373	809	23.98%
Mortgage banking	3,901	2,336	1,565	66.99%
Insurance commissions	2,152	1,881	271	14.41%
Equipment rental	4,629	6,630	(2,001)	(30.18)%
Gains on investment securities available-for-sale	—	280	(280)	NM
Other	3,077	2,669	408	15.29%
Total noninterest income	$25,869	$24,622	1,247	5.06%
NM = Not Meaningful
Trust and wealth advisory fees (which include investment management fees, estate administration fees, mutual fund fees, annuity fees, and fiduciary fees) increased during the three months ended March 31, 2021 compared with the same period a year ago. Trust and wealth advisory fees are largely based on the number and size of client relationships and the market value of assets under management. The market value of trust assets under management at March 31, 2021, December 31, 2020, and March 31, 2020 was $4.90 billion, $4.74 billion, and $3.78 billion, respectively. Stock market recoveries helped improve the market value of trust assets under management.
Service charges on deposit accounts decreased for the three months ended March 31, 2021 over the comparable period in 2020. The decrease in service charges on deposit accounts primarily reflects a lower volume of nonsufficient fund transactions partially offset by higher business deposit account fees. Higher deposit balances from elevated consumer savings levels in conjunction with the pandemic resulted in fewer overdrawn accounts.
Debit card income improved in the three months ended March 31, 2021 over the same period a year ago. The majority of the improvement in debit card income was the result of an increased volume of debit card transactions.
Mortgage banking income increased in the three months ended March 31, 2021 as compared to the same period in 2020. The increase was primarily caused by better margins on a higher volume of loan sales as a result of more loans originated for the secondary market.
Insurance commissions were higher during the three months ended March 31, 2021 compared to the same period a year ago. The increase was mainly due to increased contingent commissions received.
Equipment rental income decreased for the three months ended March 31, 2021 over the comparable period in 2020. The decline was the result of reduced leasing volume primarily in the construction equipment, aircraft and auto and light truck portfolios resulting in the average equipment rental portfolio decreasing by 30% over the same period a year ago.
Gains on investment securities available-for-sale during the three months ended March 31, 2020 were primarily from the sale of corporate securities in managing portfolio risk.
Other income increased for the three months ended March 31, 2021 compared to one year ago. The increase was primarily a result of higher partnership investment gains and increased brokerage fees and commissions.

NONINTEREST EXPENSE
The following table shows the details of noninterest expense.

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$25,196	$24,401	795	3.26%
Net occupancy	2,719	2,721	(2)	(0.07)%
Furniture and equipment	6,458	6,407	51	0.80%
Depreciation – leased equipment	3,773	5,427	(1,654)	(30.48)%
Professional fees	1,613	1,442	171	11.86%
Supplies and communication	1,475	1,634	(159)	(9.73)%
FDIC and other insurance	665	288	377	NM
Business development and marketing	997	1,359	(362)	(26.64)%
Loan and lease collection and repossession	129	763	(634)	(83.09)%
Other	1,115	2,093	(978)	(46.73)%
Total noninterest expense	$44,140	$46,535	(2,395)	(5.15)%
NM = Not Meaningful
Salaries and employee benefits increased during the three months ended March 31, 2021 compared to the same period in 2020. The increase was mainly due to higher base salaries as a result of normal merit increases, increased incentive compensation, and a rise in commission compensation primarily in our residential mortgage area offset by a decrease in group insurance claims.
Net occupancy expense was flat during the three months ended March 31, 2021 compared to the same period a year ago. Increased snow removal costs were offset by reduced premises repair expenses during the quarter.
Furniture and equipment expense, including depreciation, rose slightly during the three months ended March 31, 2021 compared to the same period a year ago. Furniture and equipment expense was higher in 2021 mainly due to higher software maintenance costs offset by a reduction in mileage reimbursements and equipment depreciation.
Depreciation on leased equipment decreased for the three months ended March 31, 2021 compared to the same period in 2020. Depreciation on leased equipment correlates with the decrease in equipment rental income.
Professional fees increased during the first quarter of 2021 compared to the first quarter a year ago. The increase during the first quarter was mainly due to higher legal fees.
Supplies and communication decreased during the first quarter of 2021 compared to the same period a year ago. The decrease resulted primarily from lower printing and postage costs and reduced telephone line and equipment expenses.
FDIC and other insurance was higher during the three months ended March 31, 2021 compared to the same period in 2020. The increase in 2021 was mainly due to FDIC insurance premium credits recognized during the first quarter of 2020 which was not present in 2021.
Business development and marketing expense declined during the first quarter of 2021 compared to the same period a year ago. The reduction during 2021 was primarily due to fewer business entertainment and travel opportunities tied to continued COVID-19 precautions.
Loan and lease collection and repossession expense decreased during the three months ended March 31, 2021 compared to the same period in 2020. The decrease was mainly due to lower general collection and repossession expenses, fewer valuation adjustments on repossessed assets, and increased gains on the sale of repossessed assets.
Other expenses were lower during the first quarter of 2021 compared to the same period in 2020. The decrease during the first quarter was primarily the result of a reduced provision for interest rate swaps with customers and lower employee training expenses due to COVID-19 travel precautions offset by lower gains on the sale of operating lease equipment.
INCOME TAXES
The provision for income taxes for the three month period ended March 31, 2021 was $8.64 million, compared to $5.16 million for the same period in 2020. The effective tax rate was 23.51% and 23.91% for the three months ended March 31, 2021 and 2020, respectively.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risks faced by 1st Source since December 31, 2020. For information regarding our market risk, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2020.
ITEM 4.
CONTROLS AND PROCEDURES
As of the end of the period covered by this report an evaluation was carried out, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2021, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the first fiscal quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION
ITEM 1.         Legal Proceedings.
1st Source and its subsidiaries are involved in various legal proceedings incidental to the conduct of our businesses. Management does not expect that the outcome of any such proceedings will have a material adverse effect on our consolidated financial position or results of operations.
ITEM 1A.      Risk Factors.
There have been no material changes in risks faced by 1st Source since December 31, 2020. For information regarding our risk factors, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2020.
ITEM 2.         Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs
January 01 - 31, 2021	13,426	$39.84	13,426	679,502
February 01 - 28, 2021	138,421	42.80	138,421	541,081
March 01 - 31, 2021	3,610	44.96	3,610	537,471

* 1st Source maintains a stock repurchase plan that was authorized by the Board of Directors on July 24, 2014. Under the terms of the plan, 1st Source may repurchase up to 2,000,000 shares of its common stock from time to time to mitigate the potential dilutive effects of stock-based incentive plans and other potential uses of common stock for corporate purposes. Since the inception of the plan, 1st Source has repurchased a total of 1,462,529 shares.
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

1st Source Corporation

DATE	April 22, 2021	/s/ CHRISTOPHER J. MURPHY III
Christopher J. Murphy III Chairman of the Board, President and CEO

DATE	April 22, 2021	/s/ ANDREA G. SHORT
Andrea G. Short Treasurer and Chief Financial Officer Principal Accounting Officer