Form 10-Q
period 2021-06-30
1ST SOURCE CORP
filed 2021-07-22
CIK 34782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Number of shares of common stock outstanding as of July 16, 2021 — 25,006,197 shares

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited - Dollars in thousands)

	June 30, 2021	December 31, 2020
ASSETS
Cash and due from banks	$69,101	$74,186
Federal funds sold and interest bearing deposits with other banks	400,346	168,861
Investment securities available-for-sale	1,413,022	1,197,467
Other investments	27,429	27,429
Mortgages held for sale	6,453	12,885
Loans and leases, net of unearned discount:
Commercial and agricultural	1,125,965	1,186,118
Solar	305,250	292,604
Auto and light truck	595,326	542,369
Medium and heavy duty truck	256,169	279,172
Aircraft	883,559	861,460
Construction equipment	729,055	714,888
Commercial real estate	966,171	969,864
Residential real estate and home equity	492,552	511,379
Consumer	128,998	131,447
Total loans and leases	5,483,045	5,489,301
Allowance for loan and lease losses	(136,361)	(140,654)
Net loans and leases	5,346,684	5,348,647
Equipment owned under operating leases, net	56,011	65,040
Net premises and equipment	47,617	49,373
Goodwill and intangible assets	83,937	83,948
Accrued income and other assets	268,094	288,575
Total assets	$7,718,694	$7,316,411
LIABILITIES
Deposits:
Noninterest-bearing demand	$1,851,932	$1,636,684
Interest-bearing deposits:
Interest-bearing demand	2,318,210	2,059,139
Savings	1,182,643	1,082,848
Time	992,625	1,167,357
Total interest-bearing deposits	4,493,478	4,309,344
Total deposits	6,345,410	5,946,028
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	167,097	143,564
Other short-term borrowings	5,247	7,077
Total short-term borrowings	172,344	150,641
Long-term debt and mandatorily redeemable securities	81,330	81,864
Subordinated notes	58,764	58,764
Accrued expenses and other liabilities	115,389	148,444
Total liabilities	6,773,237	6,385,741
SHAREHOLDERS’ EQUITY
Preferred stock; no par value
Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock; no par value
Authorized 40,000,000 shares; issued 28,205,674 at June 30, 2021 and December 31, 2020	436,538	436,538
Retained earnings	558,795	514,176
Cost of common stock in treasury (3,204,947 shares at June 30, 2021 and 2,816,557 shares at December 31, 2020)	(101,711)	(82,240)
Accumulated other comprehensive income	7,604	18,371
Total shareholders’ equity	901,226	886,845
Noncontrolling interests	44,231	$43,825
Total equity	945,457	930,670
Total liabilities and equity	$7,718,694	$7,316,411
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest income:
Loans and leases	$57,144	$58,815	$115,008	$120,341
Investment securities, taxable	4,155	4,487	8,143	10,037
Investment securities, tax-exempt	154	232	328	496
Other	317	316	583	662
Total interest income	61,770	63,850	124,062	131,536
Interest expense:
Deposits	3,202	8,265	6,728	19,116
Short-term borrowings	29	90	65	344
Subordinated notes	814	835	1,632	1,719
Long-term debt and mandatorily redeemable securities	790	659	1,290	1,512
Total interest expense	4,835	9,849	9,715	22,691
Net interest income	56,935	54,001	114,347	108,845
(Recovery of) provision for credit losses*	(3,025)	10,375	(627)	21,728
Net interest income after provision for credit losses	59,960	43,626	114,974	87,117
Noninterest income:
Trust and wealth advisory	6,466	5,589	11,947	10,437
Service charges on deposit accounts	2,508	1,910	4,955	4,515
Debit card	4,754	3,601	8,936	6,974
Mortgage banking	2,859	3,315	6,760	5,651
Insurance commissions	1,684	1,695	3,836	3,576
Equipment rental	4,255	5,990	8,884	12,620
(Losses) gains on investment securities available-for-sale	(680)	(1)	(680)	279
Other	3,052	3,142	6,129	5,811
Total noninterest income	24,898	25,241	50,767	49,863
Noninterest expense:
Salaries and employee benefits	25,510	23,999	50,706	48,400
Net occupancy	2,527	2,504	5,246	5,225
Furniture and equipment	6,337	6,258	12,795	12,665
Depreciation – leased equipment	3,550	5,142	7,323	10,569
Professional fees	2,146	1,258	3,759	2,700
Supplies and communication	1,430	1,390	2,905	3,024
FDIC and other insurance	772	599	1,437	887
Business development and marketing	1,351	1,121	2,348	2,480
Loan and lease collection and repossession	486	838	615	1,601
Other	1,089	1,716	2,204	3,809
Total noninterest expense	45,198	44,825	89,338	91,360
Income before income taxes	39,660	24,042	76,403	45,620
Income tax expense	9,425	5,516	18,062	10,676
Net income	30,235	18,526	58,341	34,944
Net (income) loss attributable to noncontrolling interests	(12)	(24)	(13)	(29)
Net income available to common shareholders	$30,223	$18,502	$58,328	$34,915
Per common share:
Basic net income per common share	$1.19	$0.72	$2.29	$1.36
Diluted net income per common share	$1.19	$0.72	$2.29	$1.36
Cash dividends	$0.30	$0.28	$0.59	$0.57
Basic weighted average common shares outstanding	25,143,712	25,540,855	25,231,789	25,532,105
Diluted weighted average common shares outstanding	25,143,712	25,540,855	25,231,789	25,532,105
The accompanying notes are a part of the unaudited consolidated financial statements.
*ASU 2016-13 adopted during the fourth quarter of 2020 therefore June 30, 2020 provision amount reflects the incurred loss method.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$30,235	$18,526	$58,341	$34,944
Other comprehensive income:
Unrealized (depreciation) appreciation of available-for-sale securities	(204)	2,946	(14,862)	19,663
Reclassification adjustment for realized losses (gains) included in net income	680	1	680	(279)
Income tax effect	(115)	(710)	3,415	(4,668)
Other comprehensive income (loss), net of tax	361	2,237	(10,767)	14,716
Comprehensive income	30,596	20,763	$47,574	$49,660
Comprehensive (income) loss attributable to noncontrolling interests	(12)	(24)	(13)	(29)
Comprehensive income available to common shareholders	$30,584	$20,739	$47,561	$49,631
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - Dollars in thousands, except per share amounts)

	Three Months Ended
	Preferred Stock	Common Stock	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss), Net	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at April 1, 2020	$—	$436,538	$472,911	$(76,203)	$17,651	$850,897	$26,405	$877,302
Net income	—	—	18,502	—	—	18,502	24	18,526
Other comprehensive income	—	—	—	—	2,237	2,237	—	2,237
Issuance of 14,971 common shares under stock based compensation awards	—	—	244	281	—	525	—	525
Cost of 0 shares of common stock acquired for treasury	—	—	—	—	—	—	—	—
Common stock dividend ($0.28 per share)	—	—	(7,166)	—	—	(7,166)	—	(7,166)
Contributions from noncontrolling interests	—	—	—	—	—	—	10,301	10,301
Distributions to noncontrolling interests	—	—	—	—	—	—	(72)	(72)
Balance at June 30, 2020	$—	$436,538	$484,491	$(75,922)	$19,888	$864,995	$36,658	$901,653

Balance at April 1, 2021	$—	$436,538	$535,737	$(88,223)	$7,243	$891,295	$44,464	$935,759
Net income	—	—	30,223	—	—	30,223	12	30,235
Other comprehensive income	—	—	—	—	361	361	—	361
Issuance of 15,799 common shares under stock based compensation awards	—	—	427	289	—	716	—	716
Cost of 283,759 shares of common stock acquired for treasury	—	—	—	(13,777)	—	(13,777)	—	(13,777)
Common stock dividend ($0.30 per share)	—	—	(7,592)	—	—	(7,592)	—	(7,592)
Distributions to noncontrolling interests	—	—	—	—	—	—	(245)	(245)
Balance at June 30, 2021	$—	$436,538	$558,795	$(101,711)	$7,604	$901,226	$44,231	$945,457

	Six Months Ended
	Preferred Stock	Common Stock	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss), Net	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2020	$—	$436,538	$463,269	$(76,702)	$5,172	$828,277	$20,359	$848,636
Net income	—	—	34,915	—	—	34,915	29	34,944
Other comprehensive income	—	—	—	—	14,716	14,716	—	14,716
Issuance of 40,881 common shares under stock based compensation awards	—	—	882	780	—	1,662	—	1,662
Cost of 0 shares of common stock acquired for treasury	—	—	—	—	—	—	—	—
Common stock dividend ($0.57 per share)	—	—	(14,575)	—	—	(14,575)	—	(14,575)
Contributions from noncontrolling interests	—	—	—	—	—	—	16,441	16,441
Distributions to noncontrolling interests	—	—	—	—	—	—	(171)	(171)
Balance at June 30, 2020	$—	$436,538	$484,491	$(75,922)	$19,888	$864,995	$36,658	901,653

Balance at January 1, 2021	$—	$436,538	$514,176	$(82,240)	$18,371	$886,845	$43,825	$930,670
Net income	—	—	58,328	—	—	58,328	13	58,341
Other comprehensive loss	—	—	—	—	(10,767)	(10,767)	—	(10,767)
Issuance of 50,826 common shares under stock based compensation awards	—	—	1,271	927	—	2,198	—	2,198
Cost of 439,216 shares of common stock acquired for treasury	—	—	—	(20,398)	—	(20,398)	—	(20,398)
Common stock dividend ($0.59 per share)	—	—	(14,980)	—	—	(14,980)	—	(14,980)
Contributions from noncontrolling interests	—	—	—	—	—	—	887	887
Distributions to noncontrolling interests	—	—	—	—	—	—	(494)	(494)
Balance at June 30, 2021	$—	$436,538	$558,795	$(101,711)	$7,604	$901,226	$44,231	$945,457
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Dollars in thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net income	$58,341	$34,944
Adjustments to reconcile net income to net cash provided by operating activities:
(Recovery of) provision for credit losses*	(627)	21,728
Depreciation of premises and equipment	2,675	2,847
Depreciation of equipment owned and leased to others	7,323	10,569
Stock-based compensation	1,726	1,519
Amortization of investment securities premiums and accretion of discounts, net	3,372	2,356
Amortization of mortgage servicing rights	1,109	1,103
Mortgage servicing rights impairment (recoveries) charges	(589)	546
Amortization of right of use assets	2,270	1,410
Deferred income taxes	8,343	(7,786)
Losses (gains) on investment securities available-for-sale	680	(279)
Originations of loans held for sale, net of principal collected	(135,647)	(154,212)
Proceeds from the sales of loans held for sale	145,785	142,680
Net gain on sale of loans held for sale	(3,706)	(4,699)
Net gain on sale of other real estate and repossessions	(303)	(9)
Change in interest receivable	1,104	(1,851)
Change in interest payable	(1,224)	(4,491)
Change in other assets	2,388	2,055
Change in other liabilities	(6,697)	(4,828)
Other	233	755
Net change in operating activities	86,556	44,357

Investing activities:
Proceeds from sales of investment securities available-for-sale	99,208	8,403
Proceeds from maturities and paydowns of investment securities available-for-sale	182,499	198,105
Purchases of investment securities available-for-sale	(515,496)	(204,415)
Net change in partnership investments	(13,756)	(30,356)
Net change in other investments	—	(2,205)
Loans sold or participated to others	15,903	8,004
Proceeds from principal payments on direct finance leases	20,086	25,238
Net change in loans and leases	(34,519)	(643,859)
Net change in equipment owned under operating leases	1,706	14,932
Purchases of premises and equipment	(947)	(2,126)
Proceeds from disposal of premises and equipment	28	12
Proceeds from sales of other real estate and repossessions	2,240	4,547
Net change in investing activities	(243,048)	(623,720)

Financing activities:
Net change in demand deposits and savings accounts	574,114	784,580
Net change in time deposits	(174,732)	(148,450)
Net change in short-term borrowings	21,703	31,126
Proceeds from issuance of long-term debt	—	10,000
Payments on long-term debt	(2,870)	(2,343)
Stock issued under stock purchase plans	90	39
Acquisition of treasury stock	(20,398)	—
Net change in noncontrolling interests	393	16,271
Cash dividends paid on common stock	(15,408)	(14,989)
Net change in financing activities	382,892	676,234

Net change in cash and cash equivalents	226,400	96,871
Cash and cash equivalents, beginning of year	243,047	83,365
Cash and cash equivalents, end of period	$469,447	$180,236
Supplemental Information:
Non-cash transactions:
Loans transferred to other real estate and repossessed assets	$1,120	$2,123
Common stock matching contribution to Employee Stock Ownership and Profit Sharing Plan	715	622
Right of use assets obtained in exchange for lease obligations	615	31
The accompanying notes are a part of the unaudited consolidated financial statements.
*ASU 2016-13 adopted during the fourth quarter of 2020 therefore June 30, 2020 provision amount reflects the incurred loss method.

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
On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which provides entities with optional temporary relief from certain accounting and financial reporting requirements under U.S. GAAP. Section 4013 of the CARES Act allows financial institutions to suspend application of certain TDR accounting guidance for loan and lease modifications related to the COVID-19 pandemic made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the COVID-19 national emergency, provided certain criteria are met. Section 4013 of the Cares Act was amended on December 27, 2020 to extend this relief until January 1, 2022. The relief can be applied to loan and lease modifications for borrowers that were not more than 30 days past due as of December 31, 2019 and to loan and lease modifications that defer or delay the payment of principal or interest, or change the interest rate on the loan. The Company chose to apply this relief to eligible loan and lease modifications. At June 30, 2021 and December 31, 2020, loan and lease modification balances related to the COVID-19 pandemic were $65 million and $129 million, respectively.
Note 2 — Recent Accounting Pronouncements
Reference Rate Reform: In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. In January 2021, the FASB issued ASU 2021-01 which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company continues to implement its transition plan toward cessation of LIBOR and the modification of its loans and other financial instruments with attributes that are either directly or indirectly influenced by LIBOR. The Company expects to utilize the LIBOR transition relief allowed under ASU 2020-04 and ASU 2020-01, as applicable, and does not expect such adoption to have a material impact on its accounting and disclosures. The Company will continue to assess the impact as the reference rate transition occurs over the next two years .
Note 3 — Investment Securities Available-For-Sale
The following table shows investment securities available-for-sale.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2021
U.S. Treasury and Federal agencies securities	$767,147	$6,325	$(3,594)	$769,878
U.S. States and political subdivisions securities	89,938	1,761	(564)	91,135
Mortgage-backed securities — Federal agencies	517,713	8,093	(2,911)	522,895
Corporate debt securities	27,508	906	—	28,414
Foreign government and other securities	700	—	—	700
Total debt securities available-for-sale	$1,403,006	$17,085	$(7,069)	$1,413,022

December 31, 2020
U.S. Treasury and Federal agencies securities	$610,195	$9,521	$(234)	$619,482
U.S. States and political subdivisions securities	78,812	2,346	(31)	81,127
Mortgage-backed securities — Federal agencies	442,748	11,237	(196)	453,789
Corporate debt securities	40,813	1,556	—	42,369
Foreign government and other securities	700	—	—	700
Total debt securities available-for-sale	$1,173,268	$24,660	$(461)	$1,197,467
Amortized cost excludes accrued interest receivable which is included in Accrued Income and Other Assets on the Consolidated Statements of Financial Condition. At June 30, 2021 and December 31, 2020, accrued interest receivable on investment securities available-for-sale was $3.98 million and $3.84 million, respectively.

At June 30, 2021 and December 31, 2020, the residential mortgage-backed securities held by the Company consisted primarily of GNMA, FNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government (Government Sponsored Enterprise, GSEs).
The following table shows the contractual maturities of investments in debt securities available-for-sale at June 30, 2021. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$104,525	$105,576
Due after one year through five years	633,313	638,184
Due after five years through ten years	146,985	145,918
Due after ten years	470	449
Mortgage-backed securities	517,713	522,895
Total debt securities available-for-sale	$1,403,006	$1,413,022
The following table summarizes gross unrealized losses and fair value by investment category and age. At June 30, 2021, the Company’s available-for-sale securities portfolio consisted of 657 securities, 169 of which were in an unrealized loss position.

	Less than 12 Months		12 months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2021
U.S. Treasury and Federal agencies securities	$405,494	$(3,594)	$—	$—	$405,494	$(3,594)
U.S. States and political subdivisions securities	31,702	(545)	421	(19)	32,123	(564)
Mortgage-backed securities - Federal agencies	232,737	(2,904)	550	(7)	233,287	(2,911)
Corporate debt securities	—	—	—	—	—	—
Foreign government and other securities	200	—	—	—	200	—
Total debt securities available-for-sale	$670,133	$(7,043)	$971	$(26)	$671,104	$(7,069)

December 31, 2020
U.S. Treasury and Federal agencies securities	$136,534	$(234)	$—	$—	$136,534	$(234)
U.S. States and political subdivisions securities	6,391	(30)	199	(1)	6,590	(31)
Mortgage-backed securities - Federal agencies	67,736	(187)	3,274	(9)	71,010	(196)
Corporate debt securities	—	—	—	—	—	—
Foreign government and other securities	200	—	—	—	200	—
Total debt securities available-for-sale	$210,861	$(451)	$3,473	$(10)	$214,334	$(461)
The Company does not consider available-for-sale securities with unrealized losses at June 30, 2021 to be experiencing credit losses and recognized no resulting allowance for credit losses. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost basis, which may be the maturity dates of the securities. The unrealized losses occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase.
The following table shows the gross realized gains and losses from the available-for-sale debt securities portfolio. Realized gains and losses of all securities are computed using the specific identification cost basis.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Gross realized gains	$221	$5	$221	$285
Gross realized losses	(901)	(6)	(901)	(6)
Net realized gains (losses)	$(680)	$(1)	$(680)	$279
At June 30, 2021 and December 31, 2020, investment securities available-for-sale with carrying values of $326.02 million and $338.68 million, respectively, were pledged as collateral for security repurchase agreements and for other purposes.

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
Commercial and agricultural – loans are to entities within the Company’s local market communities. Loans are for business or agri-business purposes and include working capital lines of credit secured by accounts receivable and inventory that are generally renewable annually and term loans secured by equipment with amortizations based on the expected life of the underlying collateral, generally three to seven years. These loans are typically further supported by personal guarantees. Commercial exposure is to a wide range of industries and services. Risks in this sector are also varied and are most impacted by general economic conditions. Risk mitigants include appropriate underwriting and monitoring and, when appropriate, government guarantees, including SBA and FSA. This portfolio sector also includes PPP loans, which are fully guaranteed by the SBA. Total PPP loan originations during the six months ended June 30, 2021 and the full year of 2020 amounted to $261.46 million and $597.45 million, respectively. As of June 30, 2021, PPP loan balances were $315.09 million which is net of an unearned discount of $12.97 million. Previously, solar loans and leases had been included in this portfolio segment but after a reevaluation of credit risk characteristics and outstanding balance levels, it was determined that they should be removed and placed into a separate and unique segment.
Solar – loans are for the purpose of financing solar related projects and may include construction draw notes, operating loans, letters of credit and may entail a tax equity structure. Collateral in a multi-state area includes tangible assets of the borrower, assignment of intangible assets including power purchase agreements, and pledges of permits and licenses. Financing is provided to qualified borrowers throughout the continental United States with an emphasis on the region east of the Rocky Mountains.
Auto and light truck – loans are secured by vehicles and borrowers are nationwide. The portfolio consists of multiple industries: auto rental, auto leasing and specialty vehicle which includes bus, funeral car and step van. Borrowers in the auto rental segment are primarily independent auto rental entities with on-airport and off-airport locations, and some insurance replacement business. Loan amortizations are relatively short, generally eighteen months, but up to four years. Auto leasing customers lease to businesses and the Company takes assignment of the lease stream and places its lien on the vehicles. Terms are generally longer than the auto rental sector, three to seven years and match the underlying lease stream. Risks in both these segments include economic risks and collateral risks, principally used vehicle values. The bus segment is secured primarily by motor coaches and some shuttle buses. Risks include lack of well-established mechanisms for disposition of collateral, such as auctions that are key to disposition of autos. Loans in the portfolio generally carry personal guarantees and remain stressed as various sports and entertainment venues begin returning to normal operations.
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

The following table shows the amortized cost of loans and leases, segregated by portfolio segment, credit quality rating and year of origination as of June 30, 2021.

	Term Loans and Leases by Origination Year
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and agricultural
Grades 1-6	$320,190	$220,668	$76,769	$71,174	$43,172	$27,097	$332,570	$—	$1,091,640
Grades 7-12	2,590	114	3,572	3,076	2,597	574	21,802	—	34,325
Total commercial and agricultural	322,780	220,782	80,341	74,250	45,769	27,671	354,372	—	1,125,965
Solar
Grades 1-6	91,799	63,530	82,802	19,223	36,085	3,912	—	—	297,351
Grades 7-12	—	1,170	5,992	737	—	—	—	—	7,899
Total solar	91,799	64,700	88,794	19,960	36,085	3,912	—	—	305,250
Auto and light truck
Grades 1-6	202,315	179,286	99,119	35,712	16,803	1,999	—	—	535,234
Grades 7-12	6,700	20,446	15,441	8,766	7,026	1,713	—	—	60,092
Total auto and light truck	209,015	199,732	114,560	44,478	23,829	3,712	—	—	595,326
Medium and heavy duty truck
Grades 1-6	32,301	80,533	74,482	34,486	21,740	11,265	—	—	254,807
Grades 7-12	—	—	817	—	—	545	—	—	1,362
Total medium and heavy duty truck	32,301	80,533	75,299	34,486	21,740	11,810	—	—	256,169
Aircraft
Grades 1-6	196,414	366,731	119,642	73,317	70,297	43,872	8,302	—	878,575
Grades 7-12	—	711	—	456	541	3,276	—	—	4,984
Total aircraft	196,414	367,442	119,642	73,773	70,838	47,148	8,302	—	883,559
Construction equipment
Grades 1-6	157,460	252,593	146,405	70,080	25,482	9,998	14,700	3,930	680,648
Grades 7-12	283	30,799	5,884	6,926	92	81	1,288	3,054	48,407
Total construction equipment	157,743	283,392	152,289	77,006	25,574	10,079	15,988	6,984	729,055
Commercial real estate
Grades 1-6	96,690	191,491	190,544	159,532	159,826	136,537	474	—	935,094
Grades 7-12	2,403	8,577	7,252	2,310	6,674	3,861	—	—	31,077
Total commercial real estate	99,093	200,068	197,796	161,842	166,500	140,398	474	—	966,171
Residential real estate and home equity
Performing	48,300	127,369	50,995	15,015	15,211	104,952	124,741	4,847	491,430
Nonperforming	—	—	—	21	—	815	196	90	1,122
Total residential real estate and home equity	48,300	127,369	50,995	15,036	15,211	105,767	124,937	4,937	492,552
Consumer
Performing	32,251	32,947	24,760	12,531	4,118	1,355	20,530	—	128,492
Nonperforming	—	—	58	53	232	6	157	—	506
Total consumer	$32,251	$32,947	$24,818	$12,584	$4,350	$1,361	$20,687	$—	$128,998

The following table shows the amortized cost of loans and leases, segregated by portfolio segment, credit quality rating and year of origination as of December 31, 2020.

	Term Loans and Leases by Origination Year
(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and agricultural
Grades 1-6	$525,816	$103,120	$114,251	$56,007	$22,023	$19,790	$291,990	$—	$1,132,997
Grades 7-12	6,788	1,699	4,726	3,507	1,200	2,134	33,067	—	53,121
Total commercial and agricultural	532,604	104,819	118,977	59,514	23,223	21,924	325,057	—	1,186,118
Solar
Grades 1-6	141,089	90,435	20,160	36,909	4,011	—	—	—	292,604
Grades 7-12	—	—	—	—	—	—	—	—	—
Total solar	141,089	90,435	20,160	36,909	4,011	—	—	—	292,604
Auto and light truck
Grades 1-6	248,932	141,841	52,749	24,101	4,210	608	—	—	472,441
Grades 7-12	19,113	27,136	12,796	8,612	2,250	21	—	—	69,928
Total auto and light truck	268,045	168,977	65,545	32,713	6,460	629	—	—	542,369
Medium and heavy duty truck
Grades 1-6	92,698	88,314	44,205	31,773	15,644	4,840	—	—	277,474
Grades 7-12	—	978	—	—	632	88	—	—	1,698
Total medium and heavy duty truck	92,698	89,292	44,205	31,773	16,276	4,928	—	—	279,172
Aircraft
Grades 1-6	429,283	153,358	93,042	95,457	43,972	20,966	6,370	—	842,448
Grades 7-12	11,519	2,561	479	596	2,187	1,670	—	—	19,012
Total aircraft	440,802	155,919	93,521	96,053	46,159	22,636	6,370	—	861,460
Construction equipment
Grades 1-6	311,174	180,550	96,320	42,713	12,624	5,722	17,502	737	667,342
Grades 7-12	17,518	13,743	10,642	398	237	85	2,988	1,935	47,546
Total construction equipment	328,692	194,293	106,962	43,111	12,861	5,807	20,490	2,672	714,888
Commercial real estate
Grades 1-6	190,725	204,477	173,847	175,009	69,022	122,762	373	—	936,215
Grades 7-12	9,518	7,990	5,173	6,684	1,762	2,522	—	—	33,649
Total commercial real estate	200,243	212,467	179,020	181,693	70,784	125,284	373	—	969,864
Residential real estate and home equity
Performing	133,829	65,690	18,194	22,929	41,847	86,106	135,255	5,703	509,553
Nonperforming	—	—	21	14	—	1,435	247	109	1,826
Total residential real estate and home equity	133,829	65,690	18,215	22,943	41,847	87,541	135,502	5,812	511,379
Consumer
Performing	43,824	34,409	18,904	7,005	2,259	793	23,869	—	131,063
Nonperforming	2	99	78	36	8	2	159	—	384
Total consumer	$43,826	$34,508	$18,982	$7,041	$2,267	$795	$24,028	$—	$131,447

The following table shows the amortized cost of loans and leases, segregated by portfolio segment, with delinquency aging and nonaccrual status.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Total Accruing Loans	Nonaccrual	Total Financing Receivables
June 30, 2021
Commercial and agricultural	$1,121,691	$423	$—	$—	$1,122,114	$3,851	$1,125,965
Solar	305,250	—	—	—	305,250	—	305,250
Auto and light truck	557,402	266	—	—	557,668	37,658	595,326
Medium and heavy duty truck	255,624	—	—	—	255,624	545	256,169
Aircraft	879,744	—	3,104	—	882,848	711	883,559
Construction equipment	718,581	369	—	—	718,950	10,105	729,055
Commercial real estate	964,492	45	224	—	964,761	1,410	966,171
Residential real estate and home equity	491,304	110	16	26	491,456	1,096	492,552
Consumer	128,121	286	85	18	128,510	488	128,998
Total	$5,422,209	$1,499	$3,429	$44	$5,427,181	$55,864	$5,483,045

December 31, 2020
Commercial and agricultural	$1,180,151	$34	$—	$—	$1,180,185	$5,933	$1,186,118
Solar	292,604	—	—	—	292,604	—	292,604
Auto and light truck	504,659	560	205	—	505,424	36,945	542,369
Medium and heavy duty truck	278,452	—	—	—	278,452	720	279,172
Aircraft	860,632	—	—	—	860,632	828	861,460
Construction equipment	701,124	1,093	298	—	702,515	12,373	714,888
Commercial real estate	968,370	—	—	—	968,370	1,494	969,864
Residential real estate and home equity	508,532	782	239	108	509,661	1,718	511,379
Consumer	130,458	504	101	7	131,070	377	131,447
Total	$5,424,982	$2,973	$843	$115	$5,428,913	$60,388	$5,489,301
Accrued interest receivable on loans and leases at June 30, 2021 and December 31, 2020 was $15.15 million and $16.39 million, respectively.
The following table shows average recorded investment and interest income recognized on impaired loans and leases, segregated by portfolio segment for the three and six months ended June 30, 2020.

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
(Dollars in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Commercial and agricultural	$5,381	$35	$6,594	$138
Solar	—	—	—	—
Auto and light truck	10,783	—	5,763	—
Medium and heavy duty truck	1,023	—	1,024	—
Aircraft	2,307	—	2,044	—
Construction equipment	14,302	—	11,040	4
Commercial real estate	1,028	—	1,200	—
Residential real estate and home equity	334	4	335	7
Consumer	—	—	—	—
Total	$35,158	$39	$28,000	$149
There were no loan and lease modifications classified as troubled debt restructurings (TDR) during the three and six months ended June 30, 2021. There were two nonperforming loan and lease modifications classified as TDRs during the three and six months ended June 30, 2020. The classification between nonperforming and performing is determined at the time of modification. Modification programs focus on extending maturity dates or modifying payment patterns with most TDRs experiencing a combination of concessions. Modifications do not result in the contractual forgiveness of principal or interest. There were no modifications during the three and six months ended June 30, 2021 and 2020 that resulted in an interest rate below market rate.

There were no TDRs which had payment defaults within the twelve months following modification during the three months ended June 30, 2021 and 2020, respectively. There were no TDRs which had a payment default within the twelve months following modification during the six months ended June 30, 2021 and one TDR which had a payment default within the twelve months following modification during the six months ended June 30, 2020. Default occurs when a loan or lease is 90 days or more past due under the modified terms or transferred to nonaccrual.
The following table shows the recorded investment of loans and leases classified as troubled debt restructurings as of June 30, 2021 and December 31, 2020.

(Dollars in thousands)	June 30, 2021	December 31, 2020
Performing TDRs	$324	$330
Nonperforming TDRs	8,819	11,156
Total TDRs	$9,143	$11,486
Note 5 — Allowance for Credit Losses
Allowance for Loan and Lease Losses
The allowance for credit losses is established for current expected credit losses on the Company’s loan and lease portfolios utilizing guidance in Accounting Standards Codification (ASC) Topic 326. As permitted under The Cares Act, the Company adopted ASU 2016-13 on December 31, 2020. Therefore, the June 30, 2020 provision for credit losses and other allowance for loan and lease loss disclosures for the three and six months ended June 30, 2020 were calculated under the incurred loss method.
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

The following table shows the changes in the allowance for loan and lease losses, segregated by portfolio segment, for the three months ended June 30, 2021 and 2020.

(Dollars in thousands)	Commercial and agricultural	Solar	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer	Total
June 30, 2021
Balance, beginning of period	$15,451	$5,758	$29,343	$6,271	$35,219	$16,309	$24,334	$5,163	$1,702	$139,550
Charge-offs	285	—	367	—	—	—	—	37	105	794
Recoveries	141	—	136	—	241	—	4	10	98	630
Net charge-offs (recoveries)	144	—	231	—	(241)	—	(4)	27	7	164
Provision (recovery of provision)	(475)	109	(1,891)	(383)	(159)	1,599	(1,760)	(70)	5	(3,025)
Balance, end of period	$14,832	$5,867	$27,221	$5,888	$35,301	$17,908	$22,578	$5,066	$1,700	$136,361

June 30, 2020
Balance, beginning of period*	$20,283	$2,896	$15,471	$4,356	$30,069	$22,693	$19,588	$3,908	$1,534	$120,798
Charge-offs	42	—	—	—	254	129	—	—	187	612
Recoveries	136	—	58	—	55	379	13	3	78	722
Net charge-offs (recoveries)	(94)	—	(58)	—	199	(250)	(13)	(3)	109	(110)
Provision (recovery of provision)*	4,682	1,052	1,842	293	1,231	929	335	(90)	101	10,375
Balance, end of period*	$25,059	$3,948	$17,371	$4,649	$31,101	$23,872	$19,936	$3,821	$1,526	$131,283
*ASU 2016-13 adopted during the fourth quarter of 2020 therefore amounts during the second quarter of 2020 reflect the incurred loss method.

The following table shows the changes in the allowance for loan and lease losses, segregated by portfolio segment, for the six months ended June 30, 2021 and 2020.

(Dollars in thousands)	Commercial and agricultural	Solar	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer	Total
June 30, 2021
Balance, beginning of period	$16,680	$5,549	$28,926	$6,400	$34,053	$19,166	$22,758	$5,374	$1,748	$140,654
Charge-offs	286	—	4,653	—	—	8	—	42	257	5,246
Recoveries	518	—	185	—	360	254	19	11	233	1,580
Net charge-offs (recoveries)	(232)	—	4,468	—	(360)	(246)	(19)	31	24	3,666
Provision (recovery of provision)	(2,080)	318	2,763	(512)	888	(1,504)	(199)	(277)	(24)	(627)
Balance, end of period	$14,832	$5,867	$27,221	$5,888	$35,301	$17,908	$22,578	$5,066	$1,700	$136,361

June 30, 2020
Balance, beginning of period*	$20,926	$2,745	$14,400	$4,612	$31,058	$14,120	$18,350	$3,609	$1,434	$111,254
Charge-offs	571	—	34	—	840	1,561	1	13	430	3,450
Recoveries	302	—	140	—	503	590	28	30	158	1,751
Net charge-offs (recoveries)	269	—	(106)	—	337	971	(27)	(17)	272	1,699
Provision (recovery of provision)*	4,402	1,203	2,865	37	380	10,723	1,559	195	364	21,728
Balance, end of period*	$25,059	$3,948	$17,371	$4,649	$31,101	$23,872	$19,936	$3,821	$1,526	$131,283
*ASU 2016-13 adopted during the fourth quarter of 2020 therefore amounts during the first six months of 2020 reflect the incurred loss method.
The allowance for credit losses decreased during the second quarter of 2021 as we reduced qualitative adjustments related to COVID-19 and revised our forecast adjustment to reflect stronger economic growth than previously anticipated and the positive impact of financial stimulus funds on our customer’s liquidity positions. The allowance for loan and lease losses increased during the first quarter of 2021 for the most concerning portfolio segment, the bus segment of the auto and light truck portfolio, due to downward migration in credit quality and increased risk as a result of the pandemic. Increases in the allowance for the remainder of the portfolios were driven by loan growth. Likewise, decreases in the allowance in other portfolio segments were due to decreases in loan balances. The impact of adopting ASC 326 is included in the beginning balance (December 31, 2020) of each loan segment.
Commercial and agricultural – loan balances decreased during the quarter due to a $128.75 million net decrease in PPP loans which exceeded loan originations from core business products. Allowances established for new loans were more than offset by allowances released as a result of reducing the COVID-19 related adjustment and revising the forecast adjustment. Minimal allowances were established for PPP loans, which have negligible risk. For the six months ended June 30, 2021, allowances were released primarily as a result of paydowns exceeding loan originations on core business products, and to a lesser extent, from adjustments made to qualitative factors and the forecast adjustment.
Solar – allowance increased slightly for the quarter and year-to-date to accommodate the limited loan growth in this portfolio segment. For the second quarter, the increase was somewhat offset by revising the forecast adjustment. A COVID-19 adjustment was not established for this portfolio as it was deemed to not be materially impacted by the pandemic.
Auto and light truck – allowance decreased for the quarter due to eliminating the COVID-19 adjustment for the auto rental and leasing segments and revising the forecast adjustment. The COVID-19 adjustment was maintained for the bus segment which was significantly impacted by the pandemic and continues to face substantial uncertainty. The increase in the allowance year-to-date is due to loan growth in the auto rental and leasing segments and credit deterioration in the bus segment, partially offset by revisions to the COVID-19 qualitative adjustments and the forecast factors.
Medium and heavy duty truck – allowance decrease was principally attributable to a decline in loan balances during the periods and, during the second quarter, was also impacted by revising the forecast adjustment.
Aircraft – the allowance decrease was attributable to the impact of revisions to the forecast factors more than offsetting the increase in the allowance related to loan growth in the foreign segment. Year-to-date, the increase in the allowance was principally impacted by loan growth in both the foreign and domestic sector, somewhat offset by the forecast adjustment.
Construction equipment – allowance increase for the second quarter was driven by loan growth and a slight increase in impairments on a loan individually evaluated offset by the impact of the forecast adjustment. Year-to-date, the decrease is driven by lower total impairments on loans evaluated individually and the forecast adjustment.
Commercial real estate – allowance decrease was due to a slight decline in outstanding loan balances and the impacts from revising the forecast adjustment and reducing the COVID-19 adjustments for commercial real estate segments, except for the hotel segment where we maintained the COVID-19 adjustment as the hospitality industry continues to be concerning. For the six months ended June 30, 2021, the decrease is due to adjustments to the COVID-19 factors and the forecast adjustment more than offsetting increases in the allowance due to loan growth and credit deterioration in a hotel sector loan.

Residential real estate and home equity – allowance decreased during the second quarter due to the impact of revising the forecast adjustment more than increasing the allowances for portfolio growth. Year-to-date, the decrease in the allowance is due to the impact of the forecast adjustment; during the first six months of 2021, there was a slight decline in portfolio outstanding balances.
Consumer – segment saw a slight increase in the allowance for the second quarter as the impact of loan growth more than offset the forecast adjustment. Year-to-date, the decrease in the allowance is due to the impact of the forecast adjustment and lower outstanding loan balances.
Economic Outlook
As of June 30, 2021, the impact of the COVID-19 pandemic continues to adversely affect the loan and lease portfolios; however, the outlook has improved, and the forecast factor was adjusted accordingly. The forecast considers global and domestic economic effects from the ongoing pandemic as well as the potential impact of U.S. monetary and fiscal policy, which may impact clients, particularly those who continue to benefit from paycheck protection program funds or may benefit from targeted funds for struggling industry sectors such as transportation. The Company’s assumption was revised given recent strong GDP growth. The Company continues to believe that the pandemic will have an adverse impact on the loan and lease portfolio over the next two years with the impact on the portfolios being more severe in the second twelve months of the forecast period. GDP growth has exceeded expectations to date in 2021 and was a significant impetus for the forecast adjustments. Likewise, job growth and unemployment are better than the Company initially anticipated even though they are still not likely to get back to pre-shutdown levels until 2022.
As a result of the unprecedented economic uncertainty caused by the COVID-19 pandemic, the Company’s future loss estimates may vary considerably from the June 30, 2021 assumptions.
Liability for Credit Losses on Unfunded Loan Commitments
The liability for credit losses inherent in unfunded loan commitments is included in Accrued Expenses and Other Liabilities on the Consolidated Statements of Financial Condition. The following table shows the changes in the liability for credit losses on unfunded loan commitments.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Balance, beginning of period*	$4,593	$3,266	$4,499	$3,172
(Recovery of) provision*	(276)	259	(182)	353
Balance, end of period*	$4,317	$3,525	$4,317	$3,525
*ASU 2016-13 adopted during the fourth quarter of 2020 therefore second quarter 2020 amounts reflect the incurred loss method.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Direct finance leases:
Interest income on lease receivable	$1,661	$2,097	$3,251	$4,430

Operating leases:
Income related to lease payments	$4,255	$5,990	$8,884	$12,620
Depreciation expense	3,550	5,142	7,323	10,569

Income related to reimbursements from lessees for personal property tax on operating leased equipment for the three months ended June 30, 2021 and 2020 was $0.14 million and $0.17 million, respectively and for the six months ended June 30, 2021 and 2020 was $0.38 million and $0.42 million, respectively. Expense related to personal property tax payments on operating leased equipment for the three months ended June 30, 2021 and 2020 was $0.14 million and $0.17 million, respectively and for the six months ended June 30, 2021 and 2020 was $0.38 million and $0.42 million, respectively.
Note 7 — Mortgage Servicing Rights
The Company recognizes the rights to service residential mortgage loans for others as separate assets, whether the servicing rights are acquired through a separate purchase or through the sale of originated loans with servicing rights retained. The Company allocates a portion of the total proceeds of a mortgage loan to servicing rights based on the relative fair value. The unpaid principal balance of residential mortgage loans serviced for third parties was $871.99 million and $838.45 million at June 30, 2021 and December 31, 2020, respectively.
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
The following table shows changes in the carrying value of MSRs and the associated valuation allowance.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Mortgage servicing rights:
Balance at beginning of period	$4,787	$4,153	$4,616	$4,200
Additions	410	835	1,171	1,197
Amortization	(519)	(694)	(1,109)	(1,103)
Sales	—	—	—	—
Carrying value before valuation allowance at end of period	4,678	4,294	4,678	4,294
Valuation allowance:
Balance at beginning of period	(770)	—	(812)	—
Impairment recoveries (charges)	547	(546)	589	(546)
Balance at end of period	$(223)	$(546)	$(223)	$(546)
Net carrying value of mortgage servicing rights at end of period	$4,455	$3,748	$4,455	$3,748
Fair value of mortgage servicing rights at end of period	$4,885	$4,023	$4,885	$4,023
At June 30, 2021 and 2020, the fair value of MSRs exceeded the carrying value reported in the Consolidated Statements of Financial Condition by $0.43 million and $0.28 million, respectively. This difference represents increases in the fair value of certain MSRs that could not be recorded above cost basis.
Mortgage loan contractual servicing fees, including late fees and ancillary income, were $0.78 million and $0.81 million for the three months ended June 30, 2021 and 2020, respectively. Mortgage loan contractual servicing fees, including late fees and ancillary income, were $1.59 million and $1.50 million for the six months ended June 30, 2021 and 2020, respectively. Mortgage loan contractual servicing fees are included in Mortgage Banking on the Consolidated Statements of Income.

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
The following table shows financial instruments whose contract amounts represent credit risk.

(Dollars in thousands)	June 30, 2021	December 31, 2020
Amounts of commitments:
Loan commitments to extend credit	$1,171,980	$1,140,892
Standby letters of credit	$28,011	$24,884
Commercial and similar letters of credit	$7,157	$7,095
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

The following table shows the amounts of non-hedging derivative financial instruments.

		Asset derivatives		Liability derivatives
(Dollars in thousands)	Notional or contractual amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
June 30, 2021
Interest rate swap contracts	$1,154,431	Other assets	$33,000	Other liabilities	$33,709
Loan commitments	25,781	Mortgages held for sale	858	N/A	—
Forward contracts - mortgage loan	24,500	N/A	—	Mortgages held for sale	24
Total	$1,204,712		$33,858		$33,733

December 31, 2020
Interest rate swap contracts	$1,155,252	Other assets	$46,654	Other liabilities	$47,681
Loan commitments	32,588	Mortgages held for sale	1,487	N/A	—
Forward contracts - mortgage loan	38,310	N/A	—	Mortgages held for sale	290
Total	$1,226,150		$48,141		$47,971
The following table shows the amounts included in the Consolidated Statements of Income for non-hedging derivative financial instruments.

		Gain (loss)
		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	Statement of Income classification	2021	2020	2021	2020
Interest rate swap contracts	Other expense	$(14)	$(114)	$319	$(633)
Interest rate swap contracts	Other income	152	446	238	537
Loan commitments	Mortgage banking	69	(310)	(629)	886
Forward contracts - mortgage loan	Mortgage banking	(311)	257	266	(63)
Total		$(104)	$279	$194	$727
The following table shows the offsetting of financial assets and derivative assets.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2021
Interest rate swaps	$38,069	$5,069	$33,000	$—	$—	$33,000

December 31, 2020
Interest rate swaps	$52,872	$6,218	$46,654	$—	$—	$46,654
The following table shows the offsetting of financial liabilities and derivative liabilities.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
June 30, 2021
Interest rate swaps	$38,778	$5,069	$33,709	$32,793	$—	$916
Repurchase agreements	167,097	—	167,097	167,097	—	—
Total	$205,875	$5,069	$200,806	$199,890	$—	$916

December 31, 2020
Interest rate swaps	$53,899	$6,218	$47,681	$46,978	$—	$703
Repurchase agreements	143,564	—	143,564	143,564	—	—
Total	$197,463	$6,218	$191,245	$190,542	$—	$703
If a default in performance of any obligation of a repurchase agreement occurs, each party will set-off property held in respect of transactions against obligations owing in respect of any other transactions. At June 30, 2021 and December 31, 2020, repurchase agreements had a remaining contractual maturity of $165.19 million and $141.42 million in overnight and $1.91 million and $2.14 million in up to 30 days, respectively and were collateralized by U.S. Treasury and Federal agencies securities.
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
The Company is involved in various entities that are considered to be VIEs. The Company’s investments in VIEs are primarily related to investments promoting affordable housing, community development and renewable energy sources. Some of these tax-advantaged investments support the Company’s regulatory compliance with the Community Reinvestment Act. The Company’s investments in these entities generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. Tax credits from affordable housing investments and community development investments are recognized as a reduction of tax expense. Investments in renewable energy sources qualify as investment tax credits and are recognized as a reduction to the related investment asset. The Company recognized federal income tax credits related to its affordable housing and community development tax-advantaged investments in tax expense of $0.51 million and $0.43 million for the three months ended June 30, 2021 and 2020, respectively and $1.01 million and $0.86 million for the six months ended June 30, 2021 and 2020, respectively. The Company also recognized $1.08 million and $5.60 million of investment tax credits for the three months ended June 30, 2021 and 2020, respectively and $3.00 million and $7.84 million for the six months ended June 30, 2021 and 2020, respectively.
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

(Dollars in thousands)	June 30, 2021	December 31, 2020
Investment carrying amount	$20,313	$22,742
Unfunded capital and other commitments	14,575	26,716
Maximum exposure to loss	60,713	52,106
The Company is required to consolidate VIEs in which it has concluded it has significant involvement in and the ability to direct the activities that impact the entity’s economic performance. The Company is the managing general partner of entities to which it shares interest in tax-advantaged investments with third parties. At June 30, 2021 and December 31, 2020, approximately $53.07 million and $53.61 million of the Company’s assets and $3.94 million and $4.93 million of its liabilities included on the Consolidated Statements of Financial Condition were related to tax-advantaged investment VIEs which the Company has consolidated, respectively. The assets of the consolidated VIEs are reported in Other Assets, the liabilities are reported in Other Liabilities and the non-controlling interest is reported in Equity on the Consolidated Statements of Financial Condition. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIE do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIE is generally limited to the carrying value of its variable interest plus any related tax credits previously recognized.
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
The following table shows subordinated notes at June 30, 2021.

(Dollars in thousands)	Amount of Subordinated Notes	Interest Rate	Maturity Date
June 2007 issuance (1)	$41,238	7.22%	6/15/2037
August 2007 issuance (2)	17,526	1.60%	9/15/2037
Total	$58,764

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
Stock options, where the exercise price was greater than the average market price of the common shares, were excluded from the computation of diluted earnings per common share because the result would have been antidilutive. There were no stock options outstanding as of June 30, 2021 and 2020.
The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands - except per share amounts)	2021	2020	2021	2020
Distributed earnings allocated to common stock	$7,568	$7,149	$14,932	$14,548
Undistributed earnings allocated to common stock	22,419	11,245	42,950	20,186
Net earnings allocated to common stock	29,987	18,394	57,882	34,734
Net earnings allocated to participating securities	236	108	446	181
Net income allocated to common stock and participating securities	$30,223	$18,502	$58,328	$34,915

Weighted average shares outstanding for basic earnings per common share	25,143,712	25,540,855	25,231,789	25,532,105
Dilutive effect of stock compensation	—	—	—	—
Weighted average shares outstanding for diluted earnings per common share	25,143,712	25,540,855	25,231,789	25,532,105

Basic earnings per common share	$1.19	$0.72	$2.29	$1.36
Diluted earnings per common share	$1.19	$0.72	$2.29	$1.36

Note 12 — Stock Based Compensation
As of June 30, 2021, the Company had four active stock-based employee compensation plans, which are more fully described in Note 16 of the Consolidated Financial Statements in 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2020. These plans include three executive stock award plans, the Executive Incentive Plan, the Restricted Stock Award Plan, the Strategic Deployment Incentive Plan; and the Employee Stock Purchase Plan. The 2011 Stock Option Plan was approved by the shareholders on April 21, 2011 but the Company had not made any grants through June 30, 2021.
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
Total fair value of options vested and expensed was zero for the six months ended June 30, 2021 and 2020. As of June 30, 2021 and 2020 there were no outstanding stock options. There were no stock options exercised during the six months ended June 30, 2021 and 2020. All shares issued in connection with stock option exercises are issued from available treasury stock.
As of June 30, 2021, there was $8.46 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 3.43 years.

Note 13 — Accumulated Other Comprehensive Income (Loss)
The following table presents reclassifications out of accumulated other comprehensive income (loss) related to unrealized gains and losses on available-for-sale securities.

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Statements of Income
(Dollars in thousands)	2021	2020	2021	2020
Realized (losses) gains included in net income	$(680)	$(1)	$(680)	$279	(Losses) gains on investment securities available-for-sale
	(680)	(1)	(680)	279	Income before income taxes
Tax effect	164	—	164	(65)	Income tax expense
Net of tax	$(516)	$(1)	$(516)	$214	Net income

Note 14 — Income Taxes
The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized was zero at June 30, 2021 and December 31, 2020. Interest and penalties are recognized through the income tax provision. For the three and six months ended June 30, 2021 and 2020, the Company recognized no interest or penalties. There were no accrued interest and penalties at June 30, 2021 and December 31, 2020.
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
The Company elected fair value accounting for mortgages held for sale and for its best-efforts forward sales commitments. The Company economically hedges its mortgages held for sale at the time the interest rate locks are issued to the customers. The Company believes the election for mortgages held for sale will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives or best-best efforts forward sales commitments. At June 30, 2021 and December 31, 2020, all mortgages held for sale were carried at fair value.

The following table shows the differences between the fair value carrying amount of mortgages held for sale measured at fair value and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity.

(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Excess of fair value carrying amount over (under) unpaid principal
June 30, 2021
Mortgages held for sale reported at fair value	$6,453	$5,453	$1,000	(1)

December 31, 2020
Mortgages held for sale reported at fair value	$12,885	$11,045	$1,840	(1)

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
The following table shows the balance of assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2021
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$277,079	$492,799	$—	$769,878
U.S. States and political subdivisions securities	—	89,214	1,921	91,135
Mortgage-backed securities — Federal agencies	—	522,895	—	522,895
Corporate debt securities	—	28,414	—	28,414
Foreign government and other securities	—	700	—	700
Total debt securities available-for-sale	277,079	1,134,022	1,921	1,413,022
Mortgages held for sale	—	6,453	—	6,453
Accrued income and other assets (interest rate swap agreements)	—	33,000	—	33,000
Total	$277,079	$1,173,475	$1,921	$1,452,475

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$33,709	$—	$33,709
Total	$—	$33,709	$—	$33,709

December 31, 2020
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$80,285	$539,197	$—	$619,482
U.S. States and political subdivisions securities	—	78,975	2,152	81,127
Mortgage-backed securities — Federal agencies	—	453,789	—	453,789
Corporate debt securities	—	42,369	—	42,369
Foreign government and other securities	—	700	—	700
Total debt securities available-for-sale	80,285	1,115,030	2,152	1,197,467
Mortgages held for sale	—	12,885	—	12,885
Accrued income and other assets (interest rate swap agreements)	—	46,654	—	46,654
Total	$80,285	$1,174,569	$2,152	$1,257,006

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$47,681	$—	$47,681
Total	$—	$47,681	$—	$47,681

The following table shows changes in Level 3 assets measured at fair value on a recurring basis for the quarter ended June 30, 2021 and 2020.

(Dollars in thousands)	U.S. States and political subdivisions securities
Beginning balance April 1, 2021	$1,907
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	33
Purchases	—
Issuances	—
Sales	—
Settlements	—
Maturities	(19)
Transfers into Level 3	—
Transfers out of Level 3	—
Ending balance June 30, 2021	$1,921

Beginning balance April 1, 2020	$5,295
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	(97)
Purchases	—
Issuances	—
Sales	—
Settlements	—
Maturities	(2,019)
Transfers into Level 3	—
Transfers out of Level 3	—
Ending balance June 30, 2020	$3,179
There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2021 or 2020.
The following table shows the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a recurring basis.

(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
June 30, 2021
Debt securities available-for sale
Direct placement municipal securities	$1,921	Discounted cash flows	Credit spread assumption	0.05% - 2.71%	1.96%

December 31, 2020
Debt securities available-for sale
Direct placement municipal securities	$2,152	Discounted cash flows	Credit spread assumption	0.04% - 2.30%	1.55%
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
For assets measured at fair value on a nonrecurring basis the following represents impairment charges (recoveries) recognized on these assets during the quarter ended June 30, 2021: collateral-dependent impaired loans - $0.00 million; mortgage servicing rights - ($0.55) million; repossessions - $0.21 million; and other real estate - $0.01 million.

The following table shows the carrying value of assets measured at fair value on a non-recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2021
Collateral-dependent impaired loans	$—	$—	$7,988	$7,988
Accrued income and other assets (mortgage servicing rights)	—	—	4,455	4,455
Accrued income and other assets (repossessions)	—	—	1,213	1,213
Accrued income and other assets (other real estate)	—	—	—	—
Total	$—	$—	$13,656	$13,656

December 31, 2020
Collateral-dependent impaired loans	$—	$—	$11,991	$11,991
Accrued income and other assets (mortgage servicing rights)	—	—	3,804	3,804
Accrued income and other assets (repossessions)	—	—	1,976	1,976
Accrued income and other assets (other real estate)	—	—	359	359
Total	$—	$—	$18,130	$18,130
The following table below shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a non-recurring basis.

(Dollars in thousands)	Carrying Value	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
June 30, 2021
Collateral-dependent impaired loans	$7,988	$7,988	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	10% - 90%	30.8%

Mortgage servicing rights	4,455	4,885	Discounted cash flows	Constant prepayment rate (CPR)	12.4% - 21.8%	18.8%
				Discount rate	8.5% - 11.3%	8.7%

Repossessions	1,213	1,294	Appraisals, trade publications and auction values	Discount for lack of marketability	0% - 14%	6%

Other real estate	—	—	Appraisals	Discount for lack of marketability	0% - 0%	0%

December 31, 2020
Collateral-dependent impaired loans	$11,991	$11,991	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	0% - 100%	43.7%

Mortgage servicing rights	3,804	4,038	Discounted cash flows	Constant prepayment rate (CPR)	16.2% - 30.5%	22.8%
				Discount rate	8.3% - 11.1%	8.5%

Repossessions	1,976	2,144	Appraisals, trade publications and auction values	Discount for lack of marketability	0% - 16%	8%

Other real estate	359	388	Appraisals	Discount for lack of marketability	6% - 13%	7%
GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.

The following table shows the fair values of the Company’s financial instruments.

(Dollars in thousands)	Carrying or Contract Value	Fair Value	Level 1	Level 2	Level 3
June 30, 2021
Assets:
Cash and due from banks	$69,101	$69,101	$69,101	$—	$—
Federal funds sold and interest bearing deposits with other banks	400,346	400,346	400,346	—	—
Investment securities, available-for-sale	1,413,022	1,413,022	277,079	1,134,022	1,921
Other investments	27,429	27,429	27,429	—	—
Mortgages held for sale	6,453	6,453	—	6,453	—
Loans and leases, net of allowance for loan and lease losses	5,346,684	5,423,316	—	—	5,423,316
Mortgage servicing rights	4,455	4,885	—	—	4,885
Accrued interest receivable	19,138	19,138	—	19,138	—
Interest rate swaps	33,000	33,000	—	33,000	—
Liabilities:
Deposits	$6,345,410	$6,350,792	$5,352,785	$998,007	$—
Short-term borrowings	172,344	172,344	166,289	6,055	—
Long-term debt and mandatorily redeemable securities	81,330	81,907	—	81,907	—
Subordinated notes	58,764	58,534	—	58,534	—
Accrued interest payable	2,771	2,771	—	2,771	—
Interest rate swaps	33,709	33,709	—	33,709	—
Off-balance-sheet instruments *	—	360	—	360	—

December 31, 2020
Assets:
Cash and due from banks	$74,186	$74,186	$74,186	$—	$—
Federal funds sold and interest bearing deposits with other banks	168,861	168,861	168,861	—	—
Investment securities, available-for-sale	1,197,467	1,197,467	80,285	1,115,030	2,152
Other investments	27,429	27,429	27,429	—	—
Mortgages held for sale	12,885	12,885	—	12,885	—
Loans and leases, net of allowance for loan and lease losses	5,348,647	5,417,396	—	—	5,417,396
Mortgage servicing rights	3,804	4,038	—	—	4,038
Accrued interest receivable	20,242	20,242	—	20,242	—
Interest rate swaps	46,654	46,654	—	46,654	—
Liabilities:
Deposits	$5,946,028	$5,955,545	$4,778,671	$1,176,874	$—
Short-term borrowings	150,641	150,641	143,730	6,911	—
Long-term debt and mandatorily redeemable securities	81,864	82,965	—	82,965	—
Subordinated notes	58,764	58,560	—	58,560	—
Accrued interest payable	3,996	3,996	—	3,996	—
Interest rate swaps	47,681	47,681	—	47,681	—
Off-balance-sheet instruments *	—	321	—	321	—

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
ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis is presented to provide information concerning 1st Source Corporation and its subsidiaries’ (collectively referred to as “the Company”, “we”, and “our”) financial condition as of June 30, 2021, as compared to December 31, 2020, and the results of operations for the three and six months ended June 30, 2021 and 2020. This discussion and analysis should be read in conjunction with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2020 Annual Report.
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
FINANCIAL CONDITION
Our total assets at June 30, 2021 were $7.72 billion, an increase of $402.28 million or 5.50% from December 31, 2020. Total investment securities available-for-sale were $1.41 billion, an increase of $215.56 million or 18.00% from December 31, 2020. The largest contributor to the increase in investment securities available-for-sale was an increase of $150.40 million in U.S. treasury and federal agency securities. Federal funds sold and interest bearing deposits with other banks were $400.35 million, an increase of $231.49 million or 137.09% from December 31, 2020. The increase in federal funds sold and interest bearing deposits with other banks was due to increased interest bearing deposits at the Federal Reserve Bank as a result of excess liquidity.
Total loans and leases were $5.48 billion, a decrease of $6.26 million or 0.11% from December 31, 2020. The largest contributor to the decrease in loans and leases was PPP loans forgiven by the SBA. PPP loans are discussed in the “COVID-19 Impact” section below. Our foreign loan and lease balances, all denominated in U.S. dollars were $187.55 million and $180.06 million as of June 30, 2021 and December 31, 2020, respectively. Foreign loans and leases are in aircraft financing. Loan and lease balances to borrowers in Brazil and Mexico were $68.01 million and $100.73 million as of June 30, 2021, respectively, compared to $66.98 million and $103.52 million as of December 31, 2020, respectively. As of June 30, 2021 and December 31, 2020 there was not a significant concentration in any other country.
Equipment owned under operating leases was $56.01 million, a decrease of $9.03 million, or 13.88% compared to December 31, 2020. The largest contributor to the decrease in equipment owned under operating leases was reduced leasing volume primarily due to a change in customer preferences.
Total deposits were $6.35 billion, an increase of $399.38 million or 6.72% from the end of 2020. The largest contributors to the increase in total deposits was PPP loan fundings into business accounts, consumer savings levels, and seasonal public fund deposits. Short-term borrowings were $172.34 million, an increase of $21.70 million or 14.41% from December 31, 2020. The largest contributor to the increase in short-term borrowings was an increase of $23.53 million in repurchase agreements at June 30, 2021 compared to December 31, 2020. Long-term debt and mandatorily redeemable securities were $81.33 million, a decrease of $0.53 million or 0.65% from December 31, 2020.

The following table shows accrued income and other assets.

(Dollars in thousands)	June 30, 2021	December 31, 2020
Accrued income and other assets:
Bank owned life insurance cash surrender value	$70,909	$70,192
Operating lease right of use assets	22,902	23,825
Accrued interest receivable	19,138	20,242
Mortgage servicing rights	4,455	3,804
Other real estate	—	359
Repossessions	1,213	1,976
Partnership investments carrying amount	73,385	76,349
All other assets	76,092	91,828
Total accrued income and other assets	$268,094	$288,575
The largest contributor to the decrease in accrued income and other assets from December 31, 2020 was a decrease in the fair value of interest rate swap contracts with customers included in all other assets above.
CORONAVIRUS (COVID-19) IMPACT
The following is a description of the impact the Coronavirus (COVID-19) pandemic is having on our financial condition and results of operations and certain risks to our business that the pandemic creates or exacerbates.
Operational Impact
Pursuant to our preexisting disaster recovery plan addressing potential pandemic outbreaks, we created a dedicated executive COVID-19 response team that is closely monitoring developments and providing guidance for additional precautions and initiatives. We divided departments among various locations to help ensure that infection would not spread across entire departments. Additionally, we are encouraging virtual meetings and conference calls in place of in-person meetings, including our annual shareholder meeting which was held virtually again this year. Employees with health conditions putting them at higher risk of adverse effects from coronavirus infection were given the opportunity to work remotely. Travel was restricted and we promoted social distancing, frequent hand washing, disinfection of all surfaces, and the use of masks or nose and mouth coverings were mandated in all of our locations. We continue to offer paid time off to all of our colleagues to schedule vaccinations. As of mid-July, over 70% of our colleagues had received at least their first dose of vaccine. In April, we fully reopened the majority of our banking centers with safe social distancing and mask guidelines in place for the safety of our colleagues and clients. Banking center drive-ups, ATMs and online/mobile banking services continue to provide a more physically distanced alternative. Although infection rates in the communities we serve vary by region, the positive impact that vaccinations have had on curbing the spread of the virus has allowed us to begin bringing departments back together and to loosen travel restrictions for colleagues who are fully vaccinated. We will continue to make prudent decisions for the safety of our colleagues and our clients following recommended Centers for Disease Control and local health department guidance. We are hopeful that infection rates will continue to decline in the communities we serve as the percentage of fully vaccinated individuals continues to increase.

Loan and lease modifications
We began receiving requests from our borrowers for loan and lease deferrals in March 2020 which declined over the remainder of 2020 and the first six months of 2021. Modifications include the deferral of principal payments or the deferral of principal and interest payments for terms generally 90 - 180 days. Requests are evaluated individually and approved modifications are based on the unique circumstances of each borrower. We are committed to working with our clients to allow time to work through the challenges of this pandemic. At this time, it is uncertain what future impact loan and lease modifications related to COVID-19 difficulties will have on our financial condition, results of operations and allowance for loan and lease losses. The following table shows coronavirus loan and lease modification balances in deferment as of June 30, 2021 and December 31, 2020.

	COVID-19 Related Loan and Lease Modifications
(Dollars in millions)	June 30, 2021	December 31, 2020
Auto and light truck rental	$—	$5
Specialty vehicle(1)	5	21
Medium and heavy duty truck	—	—
Aircraft	12	13
Construction	—	7
Commercial	48	83
Residential real estate and home equity	—	—
Consumer	—	—
Total loans and leases	$65	$129
(1) Includes buses, step vans and funeral cars.
The following table shows the coronavirus loan and lease modification balances by deferral type as of June 30, 2021.

(Dollars in millions)	Principal Only Deferrals	Principal and Interest Deferrals	Total Modifications in Deferment	Additional Modifications Expected(1)	Total Modifications	Recorded Investment at June 30, 2021	Total Modifications as a % of June 30, 2021 Balance
Auto and light truck rental	$—	$—	$—	$—	$—	$467	—%
Specialty vehicle(2)	5	—	5	11	16	128	13%
Medium and heavy duty truck	—	—	—	—	—	256	—%
Aircraft	12	—	12	—	12	884	1%
Construction	—	—	—	—	—	729	—%
Commercial	8	40	48	—	48	2,397	2%
Residential real estate and home equity	—	—	—	—	—	493	—%
Consumer	—	—	—	—	—	129	—%
Total loans and leases	25	40	65	11	76	5,483	1%
PPP loans, net of unearned discount(3)	—	—	—	—	—	315	—%
Total loans and leases less PPP loans	$25	$40	$65	$11	$76	$5,168	1%
(1) Represents modifications which ended deferment during June 2021 and are in the process of receiving or expected to receive an extension.
(2) Includes buses, step vans and funeral cars.
(3) PPP loan balances are located within the Commercial category above.
As of June 30, 2021, COVID-19 related loan modifications for our bus lending were $15.70 million or 25.56% (includes $10.51 million whose modification period ended during June 2021 but we expect to grant further extensions) of our total bus loan balances. COVID-19 related loan modifications for the hotel industry were $47.67 million or 29.43% (there were no modifications whose period ended during June 2021 that we expect to grant further extensions) of our total hotel loan balances. Hotel loans are shown within the Commercial category in the charts above.

Paycheck Protection Program (PPP) and Liquidity
As part of the CARES Act, approved by President Trump on March 27, 2020 and extended on July 4, 2020, the Small Business Administration (SBA) was authorized to guarantee loans under the PPP through August 8, 2020 for businesses who meet the necessary eligibility requirements in order to keep their workers on the payroll. We began accepting applications on April 3, 2020 and disbursed the final PPP loan on August 25, 2020 from the first round. On December 27, 2020, the Coronavirus Response and Relief Supplemental Appropriations Act was approved which authorized a second round of PPP loans. We disbursed the final PPP loan on May 28, 2021 from the second round. PPP loans are fully guaranteed by the SBA and as such do not represent a credit risk. The following table shows PPP loan disbursements as of June 30, 2021.

	Number of Loans	$ of Loans (000's)	Average Loan Size
2020 PPP Loans	3,540	$597,451	$169,000
2021 PPP Loans	3,239	261,459	81,000
Total	6,779	$858,910	$127,000
As of June 30, 2021, total PPP loans were $315.09 million which is net of an unearned discount of $12.97 million and located within the commercial and agricultural portfolio. At June 30, 2021, specialty finance customers had $54.41 million of PPP loans and traditional commercial banking customers had $260.68 million of PPP loans.
On October 8, 2020, the SBA announced a streamlined loan forgiveness application for loans $50,000 or less. Of the 3,540 PPP loans we originated in 2020, 1,972 loans were for $50,000 or less. Of the 3,239 PPP loans we originated in 2021, 2,424 loans were for $50,000 or less. As of June 30, 2021, we had helped our clients secure forgiveness for over $527 million and had submitted loan forgiveness requests to the SBA for over 91% of the total PPP loan amounts we funded during 2020. We were able to secure loans for over 500 minority- and women-owned businesses, which represents approximately 16% of our overall efforts in this latest round of PPP funding. Additionally, we helped fund almost 400 PPP loans to new customers during 2021.
On April 9, 2020, the FDIC, Federal Reserve and OCC created the Paycheck Protection Program Liquidity Facility (PPPLF) to bolster the effectiveness of the PPP by providing liquidity to and neutralizing the regulatory capital effects on participating financial institutions. As of June 30, 2021, we had not utilized the PPPLF.
Asset impairment
Our MSRs had experienced a decrease in their fair value as of December 31, 2020 resulting in 2020 impairment charges of $0.81 million due to lower mortgage rates leading to faster prepayment speeds. During the six months ended June 30, 2021, we recognized $0.59 million of impairment recoveries due to reduced prepayment speeds. We will continue to evaluate MSRs at each reporting date to determine whether further valuation allowances or recoveries are appropriate.
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
Risks
See Part I, Item 1A, Risk Factors in our 2020 Form 10-K for more information.

Allowance for loan and lease losses
During 2021, except for the bus segment of our auto and light truck portfolio, we experienced relatively stable to slightly improving credit quality. Special attention loan balances decreased $22.03 million for the quarter and $36.91 million year-to-date and nonperforming loans decreased by $2.67 million for the quarter and $4.60 million year-to-date. The impact of COVID-19 has been particularly harsh on the bus segment of our auto and light truck portfolio where, during the first quarter, we continued to experience higher than normal downgrades, movement to nonaccrual status and charge-offs. This quarter, we realized few additional defaults and are beginning to see some customers return to more normalized terms. Our local market customers have been buoyed in the short-term with funds from the PPP program. Thus far, we have not seen many downgrades or defaults in our commercial lending, but this may change, if businesses struggle to get back to normal or consumer preferences potentially change. During the last recession, we noted a delayed impact on our commercial lending as compared to our specialty finance lending. We also remain concerned about segments of our commercial real estate portfolio, particularly the hotel sector and commercial buildings and retail property. Many of our local hotel customers continue to have payment deferrals. Our losses year-to-date remain moderate, except the bus segment where we recognized net charge-offs of $0.25 million for the quarter and $4.49 million year-to-date. As we deem the overall outlook to have improved particularly given the stronger than expected GDP growth and the improved jobs market following the successful roll-out of vaccines in the United States, we reviewed and revised our COVID-19 qualitative adjustments and revised our forecast adjustment to reflect our improved outlook. We continue to maintain the allowance for credit losses at a level we deem appropriate as some of the current and future downgrades and defaults may result in losses.
See Part I Financial Information, Note 5 to the Consolidated Financial Statements and Part I Financial Information, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Provision and Allowance for Credit Losses” for more information.
CAPITAL
As of June 30, 2021, total shareholders’ equity was $901.23 million, up $14.38 million, or 1.62% from the $886.85 million at December 31, 2020. In addition to net income of $58.33 million, other significant changes in shareholders’ equity during the first six months of 2021 included $14.98 million of dividends paid and $20.40 million in common stock acquired for treasury. The accumulated other comprehensive income component of shareholders’ equity totaled $7.60 million at June 30, 2021, compared to $18.37 million at December 31, 2020. Our shareholders’ equity-to-assets ratio was 11.68% as of June 30, 2021, compared to 12.12% at December 31, 2020. Book value per common share rose to $36.05 at June 30, 2021, from $34.93 at December 31, 2020.
We declared and paid cash dividends per common share of $0.30 during the second quarter of 2021. The trailing four quarters dividend payout ratio, representing cash dividends per common share divided by diluted earnings per common share, was 28.05%. The dividend payout is continually reviewed by management and the Board of Directors subject to the Company’s capital and dividend policy.
The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations.
The actual capital amounts and ratios of 1st Source Corporation and 1st Source Bank as of June 30, 2021, are presented in the table below.

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$990,792	16.58%	$478,023	8.00%	$627,405	10.50%	$597,529	10.00%
1st Source Bank	918,843	15.38	478,049	8.00	627,439	10.50	597,561	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	915,286	15.32	358,517	6.00	507,899	8.50	478,023	8.00
1st Source Bank	843,333	14.11	358,537	6.00	507,927	8.50	478,049	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	814,055	13.62	268,888	4.50	418,270	7.00	388,394	6.50
1st Source Bank	799,102	13.37	268,903	4.50	418,293	7.00	388,415	6.50
Tier 1 Capital (to Average Assets):
1st Source Corporation	915,286	12.08	303,127	4.00	N/A	N/A	378,909	5.00
1st Source Bank	843,333	11.13	303,022	4.00	N/A	N/A	378,778	5.00
PPP loan balances have been assigned a zero percent risk weight and therefore had no impact on our total risk-weighted assets at June 30, 2021.
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
We have borrowing sources available to supplement deposits and meet our funding needs. 1st Source Bank has established relationships with several banks to provide short term borrowings in the form of federal funds purchased. At June 30, 2021, we had no borrowings in the federal funds market. We could borrow $245.00 million in additional funds for a short time from these banks on a collective basis. As of June 30, 2021, we had $54.41 million outstanding in FHLB advances and could borrow an additional $480.71 million contingent on the FHLB activity-based stock ownership requirement. We also had no outstandings with the FRB and could borrow $427.80 million as of June 30, 2021.
Our loan to asset ratio was 71.04% at June 30, 2021 compared to 75.03% at December 31, 2020 and 77.29% at June 30, 2020. Cash and cash equivalents totaled $469.45 million at June 30, 2021 compared to $243.05 million at December 31, 2020 and $180.24 million at June 30, 2020. The increase in cash and cash equivalents was primarily due to continued individual and business customers’ propensity to save during times of uncertainty, PPP loan forgiveness proceeds and seasonal public fund deposit growth. At June 30, 2021, the Consolidated Statements of Financial Condition was rate sensitive by $273.26 million more assets than liabilities scheduled to reprice within one year, or approximately 1.08%. Management believes that the present funding sources provide adequate liquidity to meet our cash flow needs.
Under Indiana law governing the collateralization of public fund deposits, the Indiana Board of Depositories determines which financial institutions are required to pledge collateral based on the strength of their financial ratings. We have been informed that no collateral is required for our public fund deposits. However, the Board of Depositories could alter this requirement in the future and adversely impact our liquidity. Our potential liquidity exposure if we must pledge collateral is approximately $949 million.
RESULTS OF OPERATIONS
Net income available to common shareholders for the three and six month periods ended June 30, 2021 was $30.22 million and $58.33 million, compared to $18.50 million and $34.92 million for the same periods in 2020. Diluted net income per common share was $1.19 and $2.29 for the three and six month periods ended June 30, 2021, compared to $0.72 and $1.36 for the same periods in 2020. Return on average common shareholders’ equity was 13.12% for the six months ended June 30, 2021, compared to 8.23% in 2020. The return on total average assets was 1.57% for the six months ended June 30, 2021, compared to 1.02% in 2020.
Net income increased for the six months ended June 30, 2021 compared to the first six months of 2020. Net interest income increased, the provision for credit losses decreased, noninterest income increased and noninterest expense decreased. Details of the changes in the various components of net income are discussed further below.

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
DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL

				Three Months Ended
	June 30, 2021			March 31, 2021			June 30, 2020
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
ASSETS
Investment securities available-for-sale:
Taxable	$1,305,988	$4,156	1.28%	$1,193,583	$3,987	1.35%	$995,776	$4,487	1.81%
Tax exempt(1)	33,563	192	2.29%	37,394	214	2.32%	49,534	286	2.32%
Mortgages held for sale	7,208	54	3.00%	14,285	86	2.44%	27,016	198	2.95%
Loans and leases, net of unearned discount(1)	5,515,387	57,169	4.16%	5,499,009	57,860	4.27%	5,565,160	58,700	4.24%
Other investments	402,740	317	0.32%	216,280	266	0.50%	89,525	316	1.42%
Total earning assets(1)	7,264,886	61,888	3.42%	6,960,551	62,413	3.64%	6,727,011	63,987	3.83%
Cash and due from banks	76,198			75,178			73,523
Allowance for loan and lease losses	(142,056)			(143,206)			(124,186)
Other assets	458,248			457,890			509,058
Total assets	$7,657,276			$7,350,413			$7,185,406

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$4,458,915	$3,202	0.29%	$4,261,207	$3,526	0.34%	$4,248,478	$8,265	0.78%
Short-term borrowings	186,605	29	0.06%	176,726	36	0.08%	191,411	90	0.19%
Subordinated notes	58,764	814	5.56%	58,764	818	5.65%	58,764	835	5.71%
Long-term debt and mandatorily redeemable securities	81,516	790	3.89%	80,967	500	2.50%	81,766	659	3.24%
Total interest-bearing liabilities	4,785,800	4,835	0.41%	4,577,664	4,880	0.43%	4,580,419	9,849	0.86%
Noninterest-bearing deposits	1,819,739			1,719,264			1,562,100
Other liabilities	108,916			115,034			151,281
Shareholders’ equity	898,388			894,553			862,209
Noncontrolling interests	44,433			43,898			29,397
Total liabilities and equity	$7,657,276			$7,350,413			$7,185,406
Less: Fully tax-equivalent adjustments		(118)			(121)			(137)
Net interest income/margin (GAAP-derived)(1)		$56,935	3.14%		$57,412	3.35%		$54,001	3.23%
Fully tax-equivalent adjustments		118			121			137
Net interest income/margin - FTE(1)		$57,053	3.15%		$57,533	3.35%		$54,138	3.24%

(1) See “Reconciliation of Non-GAAP Financial Measures” at the end of this section for additional information on this performance measure/ratio.
Quarter Ended June 30, 2021 compared to the Quarter Ended June 30, 2020
The taxable-equivalent net interest income for the three months ended June 30, 2021 was $57.05 million, an increase of 5.38% over the same period in 2020. The net interest margin on a fully taxable-equivalent basis was 3.15% for the three months ended June 30, 2021, compared to 3.24% for the three months ended June 30, 2020.
During the three month period ended June 30, 2021, average earning assets increased $537.88 million, up 8.00% over the comparable period in 2020. Average interest-bearing liabilities increased $205.38 million or 4.48%. The yield on average earning assets decreased 41 basis points to 3.42% from 3.83% primarily due to lower rates on loans and leases and investment securities. Total cost of average interest-bearing liabilities decreased 45 basis points to 0.41% from 0.86% as a result of the lower interest rate environment. The result to the net interest margin, or the ratio of net interest income to average earning assets, was a decrease of nine basis points.

The largest contributors to the reduced yield on average earning assets for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, were accommodative fiscal and monetary policies supporting economic recovery from the pandemic that have increased liquidity and maintained a low rate environment. The yield on net loans and leases decreased eight basis points due to the low rate environment and was positively impacted by one basis point due to accelerated recognition of unearned fees on PPP loans forgiven by the SBA and offset by PPP loan balances outstanding which earn interest at 1.00%. Average net loans and leases decreased $49.77 million or 0.89% primarily due to PPP loan forgiveness of $158.41 million in the commercial and agricultural loan portfolio during the second quarter. Average investment securities increased $294.24 million or 28.15% with the largest increases in U.S. treasury and federal agency securities and mortgage-backed securities due to continued investment of excess liquidity. Average other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank (FHLB) stock and commerial paper increased $313.22 million or 349.86% from the second quarter of 2020 as excess liquidity resulted in higher balances held at the Federal Reserve Bank.
Average interest-bearing deposits increased $210.44 million or 4.95% for the second quarter of 2021 over the same period in 2020 primarily due to the impact of government stimulus programs on consumer savings levels. The effective rate paid on average interest-bearing deposits decreased 49 basis points to 0.29% from 0.78%. The decrease in the average cost of interest-bearing deposits was primarily the result of lower rates and a shift in the deposit mix from the second quarter of 2020. Average noninterest-bearing deposits grew $257.64 million or 16.49% for the second quarter of 2021 over the same period in 2020 primarily due to PPP loan fundings as business customers remain cautious with their funds and spending.
Average short-term borrowings decreased $4.81 million or 2.51% for the second quarter of 2021 compared to the same period in 2020. Interest paid on short-term borrowings decreased 13 basis points. Interest paid on subordinated notes decreased 15 basis points during the second quarter of 2021 from the same period a year ago due to a variable rate on one tranche. Average long-term debt and mandatorily redeemable securities balances decreased $0.25 million or 0.31%. Interest paid on long-term debt and mandatorily redeemable securities increased 65 basis points during the second quarter of 2021 from the same period in 2020 primarily due to higher rates on mandatorily redeemable securities.

	Six Months Ended
	June 30, 2021			June 30, 2020
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
ASSETS
Investment securities available-for-sale:
Taxable	$1,250,096	$8,143	1.31%	$984,598	$10,037	2.05%
Tax exempt(1)	35,468	406	2.31%	53,377	611	2.30%
Mortgages held for sale	10,727	140	2.63%	19,155	294	3.09%
Loans and leases, net of unearned discount(1)	5,507,243	115,029	4.21%	5,331,779	120,220	4.53%
Other investments	310,025	583	0.38%	65,494	662	2.03%
Total earning assets(1)	7,113,559	124,301	3.52%	6,454,403	131,824	4.11%
Cash and due from banks	75,691			69,465
Allowance for loan and lease losses	(142,628)			(118,212)
Other assets	458,070			492,608
Total assets	$7,504,692			$6,898,264

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$4,360,607	$6,728	0.31%	$4,162,374	$19,116	0.92%
Short-term borrowings	181,693	65	0.07%	196,978	344	0.35%
Subordinated notes	58,764	1,632	5.60%	58,764	1,719	5.88%
Long-term debt and mandatorily redeemable securities	81,243	1,290	3.20%	79,870	1,512	3.81%
Total interest-bearing liabilities	4,682,307	9,715	0.42%	4,497,986	22,691	1.01%
Noninterest-bearing deposits	1,769,779			1,379,103
Other liabilities	111,958			141,570
Shareholders’ equity	896,481			853,467
Noncontrolling interests	44,167			26,138
Total liabilities and equity	$7,504,692			$6,898,264
Less: Fully tax-equivalent adjustments		(239)			(288)
Net interest income/margin (GAAP-derived)(1)		$114,347	3.24%		$108,845	3.39%
Fully tax-equivalent adjustments		239			288
Net interest income/margin - FTE(1)		$114,586	3.25%		$109,133	3.40%

(1) See “Reconciliation of Non-GAAP Financial Measures” at the end of this section for additional information on this performance measure/ratio.

Six Months Ended June 30, 2021 compared to the Six Months Ended June 30, 2020
The taxable-equivalent net interest income for the six months ended June 30, 2021 was $114.59 million, an increase of 5.00% over the same period in 2020. The net interest margin on a fully taxable-equivalent basis was 3.25% compared to a net interest margin of 3.40% for the same period in 2020.
During the six month period ended June 30, 2021, average earning assets increased $659.16 million, up 10.21% over the comparable period in 2020. Average interest-bearing liabilities increased $184.32 million or 4.10%. The yield on average earning assets decreased 59 basis points to 3.52% from 4.11% primarily due to lower rates on loans and leases and investment securities. Total cost of average interest-bearing liabilities decreased 59 basis points to 0.42% from 1.01% as a result of the lower interest rate environment. The result to the net interest margin, or the ratio of net interest income to average earning assets, was a decrease of 15 basis points due to the impact of aforementioned government programs.
The largest contributor to the reduced yield on average earning assets for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, was a decrease in yields on net loans and leases of 32 basis points primarily due to the low interest rate environment as the Federal Reserve continues to support the economic recovery from the pandemic. The yield on net loans and leases was positively impacted by five basis points due to accelerated recognition of unearned fees on PPP loans which have been forgiven by the SBA offset by PPP loan balances outstanding which earn interest at 1.00%. Average net loans and leases increased $175.46 million or 3.29% primarily due to average PPP loans of $408.17 million compared to average PPP loans of $223.94 million in 2020 in the commercial and agricultural loan portfolio. Total average investment securities increased $247.59 million or 23.85% with the largest increases in U.S. treasury and federal agency securities and mortgage-backed securities due to continued investment of excess liquidity. Average mortgages held for sale decreased $8.43 million or 44.00%. Average other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank (FHLB) stock and commercial paper increased $244.53 million or 373.36% from the second quarter of 2020. The majority of the increase was attributable to excess liquidity held at the Federal Reserve Bank.
Average interest-bearing deposits increased $198.23 million or 4.76% for the first six months of 2021 over the same period in 2020 primarily due to the impact of government stimulus programs on consumer savings levels. The effective rate paid on average interest-bearing deposits decreased 61 basis points to 0.31% from 0.92%. The decrease in the average cost of interest-bearing deposits was primarily the result of lower rates and a shift in the deposit mix from the second quarter of 2020. Average noninterest-bearing deposits grew $390.68 million or 28.33% for the first six months of 2021 over the same period in 2020 primarily due to PPP loan fundings as business customers remain cautious with their funds and spending.
Average short-term borrowings decreased $15.29 million or 7.76% for the first six months of 2021 compared to the same period in 2020. Interest paid on short-term borrowings decreased 28 basis points. Interest paid on subordinated notes decreased 28 basis points due to a variable rate on one tranche. Average long-term debt and mandatorily redeemable securities balances increased $1.37 million or 1.72%. Interest paid on long-term debt and mandatorily redeemable securities decreased 61 basis points due to lower rates on mandatorily redeemable securities.
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

		Three Months Ended			Six Months Ended
(Dollars in thousands)		June 30, 2021	March 31, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Calculation of Net Interest Margin
(A)	Interest income (GAAP)	$61,770	$62,292	$63,850	$124,062	$131,536
	Fully tax-equivalent adjustments:
(B)	- Loans and leases	80	81	83	161	173
(C)	- Tax-exempt investment securities	38	40	54	78	115
(D)	Interest income - FTE (A+B+C)	61,888	62,413	63,987	124,301	131,824
(E)	Interest expense (GAAP)	4,835	4,880	9,849	9,715	22,691
(F)	Net interest income (GAAP) (A–E)	56,935	57,412	54,001	114,347	108,845
(G)	Net interest income - FTE (D–E)	57,053	57,533	54,138	114,586	109,133
(H)	Annualization factor	4.011	4.056	4.022	2.017	2.011
(I)	Total earning assets	$7,264,886	$6,960,551	$6,727,011	$7,113,559	$6,454,403
	Net interest margin (GAAP-derived) (F*H)/I	3.14%	3.35%	3.23%	3.24%	3.39%
	Net interest margin - FTE (G*H)/I	3.15%	3.35%	3.24%	3.25%	3.40%

PROVISION AND ALLOWANCE FOR CREDIT LOSSES
The provision for credit losses for the three and six months ended June 30, 2021 was a recovery of $3.03 million and $0.63 million compared to a provision for credit losses in the three and six months ended June 30, 2020 of $10.38 million and $21.73 million. Net charge-offs of $0.16 million or 0.01% of average loans and leases were recorded for the second quarter 2021, compared to net recoveries of $0.11 million or 0.01% of average loans and leases for the same quarter a year ago. Year-to-date net charge-offs of $3.67 million or 0.13% of average loans and leases have been recorded in 2021, compared to net charge-offs of $1.70 million or 0.06% of average loans and leases through June 30, 2020. Net charge-offs in 2021 were principally in the bus sector of the auto and light truck portfolio and were generally previously designated as special attention and placed in a pool of other loans with similar risk characteristics.
The recovery of provision for credit losses for the three months ended June 30, 2021 was principally driven by decreasing our COVID-19 qualitative adjustments in the various portfolios, with the exception of the bus sector of the auto and light truck portfolio and the hotel sector of the commercial real estate portfolio, and revising our forecast factors given the stronger than expected GDP growth and the improving jobs market. We remain concerned about the long-term prospects for our bus segment and for customers in various portfolios that benefited during the past year from payment deferrals and have not yet been able to return to original payment terms, particularly commercial real estate accounts in the hotel sector. COVID-19 related loan modifications are discussed in the “COVID-19 Impact” section above. The $40.04 million decrease in outstanding loan balances this quarter was attributable to a $128.75 million decrease in PPP loans partially offset by a $88.71 million increase in loan outstandings in our core loan products. As of quarter-end, PPP loans total $315.09 million and necessitate minimal reserves as the program carries a 100% SBA guarantee and a debt forgiveness component. Impairment reserves for assets individually evaluated slightly increased this quarter but continue to be a small component of our overall allowance.
We continue to evaluate risks which may impact our loan portfolios. Most notably, the pandemic and related economic disruptions dominated our risk analysis over the past six quarters. As previously noted, we reviewed our COVID-19 factors and determined reductions were in order for most portfolio segments this quarter. We remain concerned that geopolitical events, particularly in the aftermath of the pandemic, will have the potential to negatively impact the U.S. economy. Congress is working through spending initiatives and is facing several challenges. Additional current concerns include slower growth projections for world economies and the sharp decline in global trade growth exacerbated by trade and supply chain concerns raised during the pandemic and ongoing tariff disputes, particularly between China and the U.S. Political uncertainty continues in Latin America, with governments facing increased pressures from the pandemic and the likely slow economic recovery given difficulties encountered securing vaccine access and distribution which has caused escalating social tensions and rising unemployment. Corruption scandals persist, fueling U.S. border concerns. Globally, concerns continue to be heightened due to actual and potential terrorist attacks.
Another area of concern continues to be our aircraft portfolio where we have a collateral concentration and $188 million of foreign exposure, the majority of which is in Mexico and Brazil. We review political and economic data for these countries on a regular basis to assess the impact the environment may have on our customers. Historically, we have experienced volatile and unanticipated losses in both the foreign and domestic segments of our aircraft portfolios. Losses have been primarily attributable to unexpected declines in the value of specific aircraft collateral at a time when the borrower is experiencing financial difficulties. We review and assess aircraft values on an ongoing basis and use a tiered approach to establish advance rates and amortization schedules in an effort to limit collateral exposure. We continue to monitor individual customer performance and assess risks in the portfolio as a whole.

On June 30, 2021, 30 day and over loan and lease delinquencies as a percentage of loan and lease balances were 0.09%, compared to 0.60% on June 30, 2020. The allowance for loan and lease losses as a percentage of loans and leases outstanding at the end of the period was 2.49% compared to 2.31% one year ago. The allowance as a percentage of loans and leases outstanding, net of PPP loans, was 2.63% compared to 2.73% at December 31, 2020 and 2.54% at June 30, 2020. The increase in the allowance of 18 basis points as a percent of loans and leases outstanding was primarily due to higher special attention loan outstanding balances, qualitative adjustment factors related to COVID-19 concerns, and forecast factor adjustments as part of the current expected credit losses (CECL) methodology. A summary of loan and lease loss experience during the three and six months ended June 30, 2021 and 2020 is located in Note 5 of the Consolidated Financial Statements.
NONPERFORMING ASSETS
The following table shows nonperforming assets.

(Dollars in thousands)	June 30, 2021	December 31, 2020	June 30, 2020
Loans and leases past due 90 days or more	$44	$115	$256
Nonaccrual loans and leases	55,864	60,388	62,800
Other real estate	—	359	303
Repossessions	1,213	1,976	6,132
Equipment owned under operating leases	1,728	1,695	57
Total nonperforming assets	$58,849	$64,533	$69,548
Nonperforming assets as a percentage of loans and leases were 1.06% at June 30, 2021, 1.16% at December 31, 2020, and 1.20% at June 30, 2020. Excluding PPP loans, nonperforming assets as a percentage of loan and leases were 1.13% at June 30, 2021, 1.24% at December 31, 2020, and 1.33% at June 30, 2020. Nonperforming assets totaled $58.85 million at June 30, 2021, a decrease of 8.81% from the $64.53 million reported at December 31, 2020, and a 15.38% decrease from the $69.55 million reported at June 30, 2020. The decrease in nonperforming assets during the first six months of 2021 was related to lower nonaccrual loans and leases. The decrease in nonperforming assets at June 30, 2021 from June 30, 2020 was related to a decrease in nonaccrual loans and leases and lower repossessions.
The decrease in nonaccrual loans and leases at June 30, 2021 from December 31, 2020 and from June 30, 2020 occurred primarily in the auto rental division of the auto and light truck portfolio, the construction equipment and the commercial and agricultural portfolios offset by increases in the bus division of the auto and light truck portfolio. A summary of nonaccrual loans and leases and past due aging for the period ended June 30, 2021 and December 31, 2020 is located in Note 4 of the Consolidated Financial Statements.
Other real estate is the result of foreclosing on real estate in the local market for which we have a current appraisal and are well secured.
Repossessions consisted mainly of buses in the auto and light truck portfolio as of June 30, 2021. At the time of repossession, the recorded amount of the loan or lease is written down to the fair value of the equipment or vehicle by a charge to the allowance for loan and lease losses or other income, if a positive adjustment, unless the equipment is in the process of immediate sale. Any subsequent fair value write-downs or write-ups, to the extent of previous write-downs, are included in noninterest expense. The decrease in repossession balances at June 30, 2021 compared to June 30, 2020 was primarily the result of the sale of repossessed aircrafts.
The following table shows a summary of other real estate and repossessions.

(Dollars in thousands)	June 30, 2021	December 31, 2020	June 30, 2020
Commercial and agricultural	$—	$—	$—
Solar	—	—	—
Auto and light truck	1,175	1,120	630
Medium and heavy duty truck	—	—	—
Aircraft	—	750	5,450
Construction equipment	—	—	35
Commercial real estate	—	303	303
Residential real estate and home equity	—	56	—
Consumer	38	106	17
Total	$1,213	$2,335	$6,435
For financial statement purposes, nonaccrual loans and leases are included in loan and lease outstandings, whereas repossessions and other real estate are included in other assets.

NONINTEREST INCOME
The following table shows the details of noninterest income.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Noninterest income:
Trust and wealth advisory	$6,466	$5,589	877	15.69%	$11,947	$10,437	1,510	14.47%
Service charges on deposit accounts	2,508	1,910	598	31.31%	4,955	4,515	440	9.75%
Debit card	4,754	3,601	1,153	32.02%	8,936	6,974	1,962	28.13%
Mortgage banking	2,859	3,315	(456)	(13.76)%	6,760	5,651	1,109	19.62%
Insurance commissions	1,684	1,695	(11)	(0.65)%	3,836	3,576	260	7.27%
Equipment rental	4,255	5,990	(1,735)	(28.96)%	8,884	12,620	(3,736)	(29.60)%
(Losses) gains on investment securities available-for-sale	(680)	(1)	(679)	NM	(680)	279	(959)	NM
Other	3,052	3,142	(90)	(2.86)%	6,129	5,811	318	5.47%
Total noninterest income	$24,898	$25,241	(343)	(1.36)%	$50,767	$49,863	904	1.81%
NM = Not Meaningful
Trust and wealth advisory fees (which include investment management fees, estate administration fees, mutual fund fees, annuity fees, and fiduciary fees) increased during the three and six months ended June 30, 2021 compared with the same periods a year ago. Trust and wealth advisory fees are largely based on the number and size of client relationships and the market value of assets under management. The market value of trust assets under management at June 30, 2021, December 31, 2020, and June 30, 2020 was $5.11 billion, $4.74 billion, and $4.20 billion, respectively. Strong stock market performance helped improve the market value of trust assets under management.
Service charges on deposit accounts increased for the three and six months ended June 30, 2021 over the comparable periods in 2020. The increase in service charges on deposit accounts primarily reflects a higher volume of customer ATM fees and increased business deposit account fees. Increasing vaccination rates have led to a corresponding improvement in consumer and business activity.
Debit card income improved in the three and six months ended June 30, 2021 over the same periods a year ago. The majority of the improvement in debit card income was the result of an increased volume of debit card transactions as the economy reopened and consumer activity increased.
Mortgage banking income decreased in the three months ended June 30, 2021 and increased for the six months ended June 30, 2021 as compared to the same periods in 2020. The decrease during the second quarter of 2021 compared to last year was primarily caused by a lower volume of sales on loans originated for the secondary market offset by the recognition of $0.55 million in impairment recoveries on our mortgage servicing rights. The increase during the six months ended June 30, 2021 compared to the same period in 2020 was primarily caused by better margins on a higher volume of loan sales as a result of more loans originated for the secondary market and the recognition of $0.59 million in impairment recoveries on our mortgage servicing rights.
Insurance commissions were relatively flat during the three months ended June 30, 2021 compared to the same period a year ago and were higher during the six months ended June 30, 2021 over the same period a year ago. The increase during the first six months of 2021 was mainly due to increased contingent commissions received.
Equipment rental income decreased for the three and six months ended June 30, 2021 over the comparable periods in 2020. The decline was the result of a reduction in leasing volume primarily in the construction equipment and auto and light truck portfolios resulting in the average equipment rental portfolio decreasing by 30.8% over the same period a year ago due to changing customer preferences.
Losses on investment securities available-for-sale during the three and six months ended June 30, 2021 were primarily the result of repositioning the portfolio. Gains during the first six months of 2020 were primarily from the sale of a corporate security in managing portfolio risk.

Other income decreased for the three months ended June 30, 2021 compared to one year ago and increased for the six months ended June 30, 2021 over the comparable period in 2020. The decrease during the second quarter of 2021 compared to the same period one year ago was primarily a result of lower customer swap fees and reduced bank owned life insurance policy claims offset by higher partnership investment gains and increased brokerage fees and commissions. The increase during the six months ended June 30, 2021 compared to the same period last year was primarily the result of higher partnership investment gains and increased brokerage fees and commissions offset by reduced customer swap fees.
NONINTEREST EXPENSE
The following table shows the details of noninterest expense.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$25,510	$23,999	1,511	6.30%	$50,706	$48,400	2,306	4.76%
Net occupancy	2,527	2,504	23	0.92%	5,246	5,225	21	0.40%
Furniture and equipment	6,337	6,258	79	1.26%	12,795	12,665	130	1.03%
Depreciation – leased equipment	3,550	5,142	(1,592)	(30.96)%	7,323	10,569	(3,246)	(30.71)%
Professional fees	2,146	1,258	888	70.59%	3,759	2,700	1,059	39.22%
Supplies and communication	1,430	1,390	40	2.88%	2,905	3,024	(119)	(3.94)%
FDIC and other insurance	772	599	173	28.88%	1,437	887	550	62.01%
Business development and marketing	1,351	1,121	230	20.52%	2,348	2,480	(132)	(5.32)%
Loan and lease collection and repossession	486	838	(352)	(42.00)%	615	1,601	(986)	(61.59)%
Other	1,089	1,716	(627)	(36.54)%	2,204	3,809	(1,605)	(42.14)%
Total noninterest expense	$45,198	$44,825	373	0.83%	$89,338	$91,360	(2,022)	(2.21)%
NM = Not Meaningful
Salaries and employee benefits increased during the three and six months ended June 30, 2021 compared to the same periods in 2020. The increase was mainly due to higher base salaries as a result of normal merit increases, increased incentive compensation, and a rise in company contributions to employee retirement accounts offset by a decrease in group insurance claims.
Net occupancy expense was flat during the three and six months ended June 30, 2021 compared to the same periods a year ago.
Furniture and equipment expense, including depreciation, rose slightly during the three and six months ended June 30, 2021 compared to the same periods a year ago. Furniture and equipment expense was higher in 2021 mainly due to higher software maintenance costs offset by a reduction in mileage reimbursements and furniture and equipment depreciation.
Depreciation on leased equipment decreased for the three and six months ended June 30, 2021 compared to the same periods in 2020. Depreciation on leased equipment correlates with the decrease in equipment rental income.
Professional fees increased during the second quarter and first six months of 2021 compared to the same periods a year ago. The increase during the 2021 was mainly due to higher legal and consulting fees.
Supplies and communication increased during the second quarter and decreased during the first six months of 2021 compared to the same periods a year ago. The second quarter increase was primarily the result of higher printing and postage costs offset by reduced data communication line charges. The decrease during the first half of 2021 compared to 2020 was due to lower postage costs and reduced telephone line and equipment expenses and data communication line charges.
FDIC and other insurance was higher during the three and six months ended June 30, 2021 compared to the same periods in 2020. The increase in 2021 was mainly due to FDIC insurance premium credits recognized during the first six months of 2020 which were not present in 2021.
Business development and marketing expense rose during the second quarter of 2021 and decreased during the first six months of 2021 compared to the same periods a year ago. The increase during the second quarter of 2021 compared to 2020 was mainly due to increased business meals, entertainment and travel opportunities tied to fewer COVID-19 restrictions. The reduction during the first six months of 2021 was primarily due to fewer business meals and travel opportunities tied to continued COVID-19 precautions during the first quarter of 2021.

Loan and lease collection and repossession expense decreased during the second quarter and first six months of 2021 compared to the same periods in 2020. The decrease was mainly due to lower general collection and repossession expenses and increased gains on the sale of repossessed assets offset by increased collection and repossession legal expenses.
Other expenses were lower during the second quarter and first six months of 2021 compared to the same periods in 2020. The decrease during the second quarter and year-to-date was primarily the result of a reduced provision for interest rate swaps with customers, a decrease in the provision for unfunded loan commitments and lower employee training expenses due to more stringent COVID-19 travel precautions during the first quarter offset by lower gains on the sale of operating lease equipment.
INCOME TAXES
The provision for income taxes for the three and six month periods ended June 30, 2021 was $9.43 million and $18.06 million, compared to $5.52 million and $10.68 million for the same periods in 2020. The effective tax rate was 23.76% and 22.94% for the quarter ended June 30, 2021 and 2020, respectively and 23.64% and 23.40% for the first six months ended June 30, 2021 and 2020, respectively.
ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risks faced by 1st Source since December 31, 2020. For information regarding our market risk, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2020.
ITEM 4.
CONTROLS AND PROCEDURES
As of the end of the period covered by this report an evaluation was carried out, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2021, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the second fiscal quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.        Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs
April 01 - 30, 2021	42,182	$47.62	42,182	495,289
May 01 - 31, 2021	157,866	48.25	157,866	337,423
June 01 - 30, 2021	83,711	49.58	83,711	253,712

* 1st Source maintains a stock repurchase plan that was authorized by the Board of Directors on July 24, 2014. Under the terms of the plan, 1st Source may repurchase up to 2,000,000 shares of its common stock from time to time to mitigate the potential dilutive effects of stock-based incentive plans and other potential uses of common stock for corporate purposes. Since the inception of the plan, 1st Source has repurchased a total of 1,746,288 shares.
On July 22, 2021, the Board of Directors authorized the repurchase of approximately 2.0 million shares. This authorization shall supersede any prior repurchase authorizations.
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

1st Source Corporation

DATE	July 22, 2021	/s/ CHRISTOPHER J. MURPHY III
Christopher J. Murphy III Chairman of the Board, President and CEO

DATE	July 22, 2021	/s/ ANDREA G. SHORT
Andrea G. Short Treasurer and Chief Financial Officer Principal Accounting Officer