Form 10-Q
period 2021-09-30
1ST SOURCE CORP
filed 2021-10-21
CIK 34782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Number of shares of common stock outstanding as of October 15, 2021 — 24,797,533 shares

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited - Dollars in thousands)

	September 30, 2021	December 31, 2020
ASSETS
Cash and due from banks	$77,740	$74,186
Federal funds sold and interest bearing deposits with other banks	559,542	168,861
Investment securities available-for-sale	1,583,240	1,197,467
Other investments	27,189	27,429
Mortgages held for sale	34,594	12,885
Loans and leases, net of unearned discount:
Commercial and agricultural	1,005,849	1,186,118
Solar	303,995	292,604
Auto and light truck	605,258	542,369
Medium and heavy duty truck	248,604	279,172
Aircraft	900,077	861,460
Construction equipment	729,412	714,888
Commercial real estate	939,131	969,864
Residential real estate and home equity	492,893	511,379
Consumer	133,578	131,447
Total loans and leases	5,358,797	5,489,301
Allowance for loan and lease losses	(133,755)	(140,654)
Net loans and leases	5,225,042	5,348,647
Equipment owned under operating leases, net	51,478	65,040
Net premises and equipment	46,748	49,373
Goodwill and intangible assets	83,931	83,948
Accrued income and other assets	274,588	288,575
Total assets	$7,964,092	$7,316,411
LIABILITIES
Deposits:
Noninterest-bearing demand	$2,012,389	$1,636,684
Interest-bearing deposits:
Interest-bearing demand	2,358,512	2,059,139
Savings	1,214,088	1,082,848
Time	937,516	1,167,357
Total interest-bearing deposits	4,510,116	4,309,344
Total deposits	6,522,505	5,946,028
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	210,275	143,564
Other short-term borrowings	5,390	7,077
Total short-term borrowings	215,665	150,641
Long-term debt and mandatorily redeemable securities	81,301	81,864
Subordinated notes	58,764	58,764
Accrued expenses and other liabilities	129,460	148,444
Total liabilities	7,007,695	6,385,741
SHAREHOLDERS’ EQUITY
Preferred stock; no par value
Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock; no par value
Authorized 40,000,000 shares; issued 28,205,674 at September 30, 2021 and December 31, 2020	436,538	436,538
Retained earnings	583,631	514,176
Cost of common stock in treasury (3,408,141 shares at September 30, 2021 and 2,816,557 shares at December 31, 2020)	(111,253)	(82,240)
Accumulated other comprehensive income	2,417	18,371
Total shareholders’ equity	911,333	886,845
Noncontrolling interests	45,064	$43,825
Total equity	956,397	930,670
Total liabilities and equity	$7,964,092	$7,316,411
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest income:
Loans and leases	$61,696	$58,318	$176,704	$178,659
Investment securities, taxable	4,533	4,103	12,676	14,140
Investment securities, tax-exempt	140	207	468	703
Other	360	289	943	951
Total interest income	66,729	62,917	190,791	194,453
Interest expense:
Deposits	2,924	6,532	9,652	25,648
Short-term borrowings	25	83	90	427
Subordinated notes	816	824	2,448	2,543
Long-term debt and mandatorily redeemable securities	740	610	2,030	2,122
Total interest expense	4,505	8,049	14,220	30,740
Net interest income	62,224	54,868	176,571	163,713
(Recovery of) provision for credit losses*	(2,559)	9,303	(3,186)	31,031
Net interest income after provision for credit losses	64,783	45,565	179,757	132,682
Noninterest income:
Trust and wealth advisory	5,886	5,153	17,833	15,590
Service charges on deposit accounts	2,767	2,336	7,722	6,851
Debit card	4,570	4,019	13,506	10,993
Mortgage banking	3,149	6,474	9,909	12,125
Insurance commissions	1,862	1,825	5,698	5,401
Equipment rental	3,946	5,593	12,830	18,213
(Losses) gains on investment securities available-for-sale	—	—	(680)	279
Other	3,317	2,641	9,446	8,452
Total noninterest income	25,497	28,041	76,264	77,904
Noninterest expense:
Salaries and employee benefits	26,974	25,609	77,680	74,009
Net occupancy	2,654	2,512	7,900	7,737
Furniture and equipment	6,444	6,247	19,239	18,912
Depreciation – leased equipment	3,239	4,694	10,562	15,263
Professional fees	1,815	2,041	5,574	4,741
Supplies and communication	1,427	1,305	4,332	4,329
FDIC and other insurance	396	868	1,833	1,755
Business development and marketing	4,465	923	6,813	3,403
Loan and lease collection and repossession	(585)	1,054	30	2,655
Other	1,235	1,790	3,439	5,599
Total noninterest expense	48,064	47,043	137,402	138,403
Income before income taxes	42,216	26,563	118,619	72,183
Income tax expense	9,735	6,509	27,797	17,185
Net income	32,481	20,054	90,822	54,998
Net loss (income) attributable to noncontrolling interests	2	4	(11)	(25)
Net income available to common shareholders	$32,483	$20,058	$90,811	$54,973
Per common share:
Basic net income per common share	$1.29	$0.78	$3.59	$2.14
Diluted net income per common share	$1.29	$0.78	$3.59	$2.14
Cash dividends	$0.31	$0.28	$0.90	$0.85
Basic weighted average common shares outstanding	24,919,956	25,552,374	25,126,703	25,538,910
Diluted weighted average common shares outstanding	24,919,956	25,552,374	25,126,703	25,538,910
The accompanying notes are a part of the unaudited consolidated financial statements.
*ASU 2016-13 adopted during the fourth quarter of 2020 therefore September 30, 2020 provision amount reflects the incurred loss method.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$32,481	$20,054	$90,822	$54,998
Other comprehensive income:
Unrealized (depreciation) appreciation of available-for-sale securities	(6,833)	(303)	(21,695)	19,360
Reclassification adjustment for realized losses (gains) included in net income	—	—	680	(279)
Income tax effect	1,646	73	5,061	(4,595)
Other comprehensive (loss) income, net of tax	(5,187)	(230)	(15,954)	14,486
Comprehensive income	27,294	19,824	$74,868	$69,484
Comprehensive loss (income) attributable to noncontrolling interests	2	4	(11)	(25)
Comprehensive income available to common shareholders	$27,296	$19,828	$74,857	$69,459
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - Dollars in thousands, except per share amounts)

	Three Months Ended
	Preferred Stock	Common Stock	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss), Net	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at July 1, 2020	$—	$436,538	$484,491	$(75,922)	$19,888	$864,995	$36,658	$901,653
Net income (loss)	—	—	20,058	—	—	20,058	(4)	20,054
Other comprehensive loss	—	—	—	—	(230)	(230)	—	(230)
Issuance of 3,289 common shares under stock based compensation awards	—	—	52	61	—	113	—	113
Cost of 0 shares of common stock acquired for treasury	—	—	—	—	—	—	—	—
Common stock dividend ($0.28 per share)	—	—	(7,182)	—	—	(7,182)	—	(7,182)
Contributions from noncontrolling interests	—	—	—	—	—	—	928	928
Distributions to noncontrolling interests	—	—	—	—	—	—	(321)	(321)
Balance at September 30, 2020	$—	$436,538	$497,419	$(75,861)	$19,658	$877,754	$37,261	$915,015

Balance at July 1, 2021	$—	$436,538	$558,795	$(101,711)	$7,604	$901,226	$44,231	$945,457
Net income	—	—	32,483	—	—	32,483	(2)	32,481
Other comprehensive loss	—	—	—	—	(5,187)	(5,187)	—	(5,187)
Issuance of 6,936 common shares under stock based compensation awards	—	—	128	127	—	255	—	255
Cost of 210,130 shares of common stock acquired for treasury	—	—	—	(9,669)	—	(9,669)	—	(9,669)
Common stock dividend ($0.31 per share)	—	—	(7,775)	—	—	(7,775)	—	(7,775)
Contributions from noncontrolling interests	—	—	—	—	—	—	1,118	1,118
Distributions to noncontrolling interests	—	—	—	—	—	—	(283)	(283)
Balance at September 30, 2021	$—	$436,538	$583,631	$(111,253)	$2,417	$911,333	$45,064	$956,397

	Nine Months Ended
	Preferred Stock	Common Stock	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss), Net	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2020	$—	$436,538	$463,269	$(76,702)	$5,172	$828,277	$20,359	$848,636
Net income	—	—	54,973	—	—	54,973	25	54,998
Other comprehensive income	—	—	—	—	14,486	14,486	—	14,486
Issuance of 44,170 common shares under stock based compensation awards	—	—	934	841	—	1,775	—	1,775
Cost of 0 shares of common stock acquired for treasury	—	—	—	—	—	—	—	—
Common stock dividend ($0.85 per share)	—	—	(21,757)	—	—	(21,757)	—	(21,757)
Contributions from noncontrolling interests	—	—	—	—	—	—	17,369	17,369
Distributions to noncontrolling interests	—	—	—	—	—	—	(492)	(492)
Balance at September 30, 2020	$—	$436,538	$497,419	$(75,861)	$19,658	$877,754	$37,261	915,015

Balance at January 1, 2021	$—	$436,538	$514,176	$(82,240)	$18,371	$886,845	$43,825	$930,670
Net income	—	—	90,811	—	—	90,811	11	90,822
Other comprehensive loss	—	—	—	—	(15,954)	(15,954)	—	(15,954)
Issuance of 57,762 common shares under stock based compensation awards	—	—	1,399	1,054	—	2,453	—	2,453
Cost of 649,346 shares of common stock acquired for treasury	—	—	—	(30,067)	—	(30,067)	—	(30,067)
Common stock dividend ($0.90 per share)	—	—	(22,755)	—	—	(22,755)	—	(22,755)
Contributions from noncontrolling interests	—	—	—	—	—	—	2,005	2,005
Distributions to noncontrolling interests	—	—	—	—	—	—	(777)	(777)
Balance at September 30, 2021	$—	$436,538	$583,631	$(111,253)	$2,417	$911,333	$45,064	$956,397
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Dollars in thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net income	$90,822	$54,998
Adjustments to reconcile net income to net cash provided by operating activities:
(Recovery of) provision for credit losses*	(3,186)	31,031
Depreciation of premises and equipment	3,891	4,255
Depreciation of equipment owned and leased to others	10,562	15,263
Stock-based compensation	2,962	2,377
Amortization of investment securities premiums and accretion of discounts, net	5,024	4,238
Amortization of mortgage servicing rights	1,663	1,757
Mortgage servicing rights impairment (recoveries) charges	(812)	808
Amortization of right of use assets	3,406	2,115
Deferred income taxes	13,087	(10,509)
Losses (gains) on investment securities available-for-sale	680	(279)
Originations of loans held for sale, net of principal collected	(210,258)	(248,639)
Proceeds from the sales of loans held for sale	194,549	258,253
Net gain on sale of loans held for sale	(6,000)	(10,327)
Net gain on sale of other real estate and repossessions	(636)	(73)
Change in interest receivable	1,687	(2,440)
Change in interest payable	(1,572)	(6,271)
Change in other assets	10,811	2,312
Change in other liabilities	(11,829)	(2,906)
Other	223	1,049
Net change in operating activities	105,074	97,012

Investing activities:
Proceeds from sales of investment securities available-for-sale	99,208	8,403
Proceeds from maturities and paydowns of investment securities available-for-sale	256,538	301,050
Purchases of investment securities available-for-sale	(768,238)	(337,175)
Net change in partnership investments	(15,146)	(31,298)
Net change in other investments	240	740
Loans sold or participated to others	25,970	10,722
Proceeds from principal payments on direct finance leases	27,072	35,384
Net change in loans and leases	72,195	(596,052)
Net change in equipment owned under operating leases	3,000	16,691
Purchases of premises and equipment	(1,389)	(1,988)
Proceeds from disposal of premises and equipment	125	19
Proceeds from sales of other real estate and repossessions	3,527	6,303
Net change in investing activities	(296,898)	(587,201)

Financing activities:
Net change in demand deposits and savings accounts	806,318	890,031
Net change in time deposits	(229,841)	(350,502)
Net change in short-term borrowings	65,024	19,681
Proceeds from issuance of long-term debt	—	10,000
Payments on long-term debt	(3,288)	(2,710)
Stock issued under stock purchase plans	90	39
Acquisition of treasury stock	(30,067)	—
Net change in noncontrolling interests	1,228	16,877
Cash dividends paid on common stock	(23,405)	(22,376)
Net change in financing activities	586,059	561,040

Net change in cash and cash equivalents	394,235	70,851
Cash and cash equivalents, beginning of year	243,047	83,365
Cash and cash equivalents, end of period	$637,282	$154,216
Supplemental Information:
Non-cash transactions:
Loans transferred to other real estate and repossessed assets	$1,554	$2,969
Common stock matching contribution to Employee Stock Ownership and Profit Sharing Plan	715	622
Right of use assets obtained in exchange for lease obligations	698	253
The accompanying notes are a part of the unaudited consolidated financial statements.
*ASU 2016-13 adopted during the fourth quarter of 2020 therefore September 30, 2020 provision amount reflects the incurred loss method.

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
On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which provides entities with optional temporary relief from certain accounting and financial reporting requirements under U.S. GAAP. Section 4013 of the CARES Act allows financial institutions to suspend application of certain TDR accounting guidance for loan and lease modifications related to the COVID-19 pandemic made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the COVID-19 national emergency, provided certain criteria are met. Section 4013 of the Cares Act was amended on December 27, 2020 to extend this relief until January 1, 2022. The relief can be applied to loan and lease modifications for borrowers that were not more than 30 days past due as of December 31, 2019 and to loan and lease modifications that defer or delay the payment of principal or interest, or change the interest rate on the loan. The Company chose to apply this relief to eligible loan and lease modifications. At September 30, 2021 and December 31, 2020, loan and lease modification balances related to the COVID-19 pandemic were $1 million and $129 million, respectively.
Note 2 — Recent Accounting Pronouncements
Presentation of Financial Statements: In August 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2021-06 “Presentation of Financial Statements (Topic 205), Financial Services—Depository and Lending (Topic 942), and Financial Services—Investment Companies (Topic 946): Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants.” This ASU amends the SEC sections of the Codification related to Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update to Statistical Disclosures for Bank and Savings and Loan Registrants. The guidance is effective upon its addition to the FASB codification. The Company is assessing the impact of ASU 2021-06 and its impact on its disclosures.
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

Note 3 — Investment Securities Available-For-Sale
The following table shows investment securities available-for-sale.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2021
U.S. Treasury and Federal agencies securities	$893,378	$5,192	$(4,898)	$893,672
U.S. States and political subdivisions securities	93,764	1,537	(751)	94,550
Mortgage-backed securities — Federal agencies	569,805	7,140	(5,795)	571,150
Corporate debt securities	22,509	759	—	23,268
Foreign government and other securities	600	—	—	600
Total debt securities available-for-sale	$1,580,056	$14,628	$(11,444)	$1,583,240

December 31, 2020
U.S. Treasury and Federal agencies securities	$610,195	$9,521	$(234)	$619,482
U.S. States and political subdivisions securities	78,812	2,346	(31)	81,127
Mortgage-backed securities — Federal agencies	442,748	11,237	(196)	453,789
Corporate debt securities	40,813	1,556	—	42,369
Foreign government and other securities	700	—	—	700
Total debt securities available-for-sale	$1,173,268	$24,660	$(461)	$1,197,467
Amortized cost excludes accrued interest receivable which is included in Accrued Income and Other Assets on the Consolidated Statements of Financial Condition. At September 30, 2021 and December 31, 2020, accrued interest receivable on investment securities available-for-sale was $4.52 million and $3.84 million, respectively.
At September 30, 2021 and December 31, 2020, the residential mortgage-backed securities held by the Company consisted primarily of GNMA, FNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government (Government Sponsored Enterprise, GSEs).
The following table shows the contractual maturities of investments in debt securities available-for-sale at September 30, 2021. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$127,657	$128,770
Due after one year through five years	752,143	754,188
Due after five years through ten years	129,981	128,687
Due after ten years	470	445
Mortgage-backed securities	569,805	571,150
Total debt securities available-for-sale	$1,580,056	$1,583,240

The following table summarizes gross unrealized losses and fair value by investment category and age. At September 30, 2021, the Company’s available-for-sale securities portfolio consisted of 679 securities, 218 of which were in an unrealized loss position.

	Less than 12 Months		12 months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2021
U.S. Treasury and Federal agencies securities	$562,067	$(4,100)	$47,727	$(798)	$609,794	$(4,898)
U.S. States and political subdivisions securities	38,980	(729)	418	(22)	39,398	(751)
Mortgage-backed securities - Federal agencies	346,008	(5,791)	344	(4)	346,352	(5,795)
Corporate debt securities	—	—	—	—	—	—
Foreign government and other securities	600	—	—	—	600	—
Total debt securities available-for-sale	$947,655	$(10,620)	$48,489	$(824)	$996,144	$(11,444)

December 31, 2020
U.S. Treasury and Federal agencies securities	$136,534	$(234)	$—	$—	$136,534	$(234)
U.S. States and political subdivisions securities	6,391	(30)	199	(1)	6,590	(31)
Mortgage-backed securities - Federal agencies	67,736	(187)	3,274	(9)	71,010	(196)
Corporate debt securities	—	—	—	—	—	—
Foreign government and other securities	200	—	—	—	200	—
Total debt securities available-for-sale	$210,861	$(451)	$3,473	$(10)	$214,334	$(461)
The Company does not consider available-for-sale securities with unrealized losses at September 30, 2021 to be experiencing credit losses and recognized no resulting allowance for credit losses. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost basis, which may be the maturity dates of the securities. The unrealized losses occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase.
The following table shows the gross realized gains and losses from the available-for-sale debt securities portfolio. Realized gains and losses of all securities are computed using the specific identification cost basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Gross realized gains	$—	$—	$221	$285
Gross realized losses	—	—	(901)	(6)
Net realized (losses) gains	$—	$—	$(680)	$279
At September 30, 2021 and December 31, 2020, investment securities available-for-sale with carrying values of $377.41 million and $338.68 million, respectively, were pledged as collateral for security repurchase agreements and for other purposes.
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

All loans and leases, except residential real estate and home equity loans and consumer loans, are assigned credit quality grades on a scale from 1 to 12 with grade 1 representing superior credit quality. The criteria used to assign grades to extensions of credit that exhibit potential problems or well-defined weaknesses are primarily based upon the degree of risk and the likelihood of orderly repayment, and their effect on the Company’s safety and soundness. Loans or leases graded 7 or weaker are considered “special attention” credits and, as such, relationships in excess of $250,000 are reviewed quarterly as part of management’s evaluation of the appropriateness of the allowance for loan and lease losses. Grade 7 credits are defined as “watch” and contain greater than average credit risk and are monitored to limit the exposure to increased risk; grade 8 credits are “special mention” and, following regulatory guidelines, are defined as having potential weaknesses that deserve management’s close attention. Credits that exhibit well-defined weaknesses and a distinct possibility of loss are considered “classified” and are graded 9 through 12 corresponding to the regulatory definitions of “substandard” (grades 9 and 10) and the more severe “doubtful” (grade 11) and “loss” (grade 12). For residential real estate and home equity and consumer loans, credit quality is based on the aging status of the loan and by payment activity. Nonperforming loans are those loans which are on nonaccrual status or are 90 days or more past due.
Below is a summary of the Company’s loan and lease portfolio segments and a discussion of the risk characteristics relevant to each portfolio segment.
Commercial and agricultural – loans are to entities within the Company’s local market communities. Loans are for business or agri-business purposes and include working capital lines of credit secured by accounts receivable and inventory that are generally renewable annually and term loans secured by equipment with amortizations based on the expected life of the underlying collateral, generally three to seven years. These loans are typically further supported by personal guarantees. Commercial exposure is to a wide range of industries and services. Risks in this sector are also varied and are most impacted by general economic conditions. Risk mitigants include appropriate underwriting and monitoring and, when appropriate, government guarantees, including SBA and FSA. This portfolio sector also includes PPP loans, which are fully guaranteed by the SBA. Total PPP loan originations during the nine months ended September 30, 2021 and the full year of 2020 amounted to $261.46 million and $597.45 million, respectively. As of September 30, 2021, PPP loan balances were $171.62 million which is net of an unearned discount of $6.28 million. Previously, solar loans and leases had been included in this portfolio segment but after a reevaluation of credit risk characteristics and outstanding balance levels, it was determined that they should be removed and placed into a separate and unique segment.
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

The following table shows the amortized cost of loans and leases, segregated by portfolio segment, credit quality rating and year of origination as of September 30, 2021.

	Term Loans and Leases by Origination Year
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and agricultural
Grades 1-6	$259,015	$164,059	$69,021	$65,697	$38,019	$22,880	$352,797	$—	$971,488
Grades 7-12	5,005	236	3,384	2,862	2,250	524	20,100	—	34,361
Total commercial and agricultural	264,020	164,295	72,405	68,559	40,269	23,404	372,897	—	1,005,849
Solar
Grades 1-6	95,941	59,984	81,811	19,084	35,536	3,807	—	—	296,163
Grades 7-12	—	1,151	5,950	731	—	—	—	—	7,832
Total solar	95,941	61,135	87,761	19,815	35,536	3,807	—	—	303,995
Auto and light truck
Grades 1-6	273,260	150,752	89,456	30,896	14,202	1,498	—	—	560,064
Grades 7-12	8,009	15,891	8,995	5,172	5,917	1,210	—	—	45,194
Total auto and light truck	281,269	166,643	98,451	36,068	20,119	2,708	—	—	605,258
Medium and heavy duty truck
Grades 1-6	49,844	74,581	69,054	28,790	17,651	8,363	—	—	248,283
Grades 7-12	—	—	—	—	—	321	—	—	321
Total medium and heavy duty truck	49,844	74,581	69,054	28,790	17,651	8,684	—	—	248,604
Aircraft
Grades 1-6	309,624	316,914	104,713	56,148	62,412	36,119	7,308	—	893,238
Grades 7-12	731	692	—	1,442	498	2,976	500	—	6,839
Total aircraft	310,355	317,606	104,713	57,590	62,910	39,095	7,808	—	900,077
Construction equipment
Grades 1-6	227,587	224,825	125,132	57,157	19,888	6,548	16,316	3,797	681,250
Grades 7-12	28,546	8,864	4,967	1,532	337	61	752	3,103	48,162
Total construction equipment	256,133	233,689	130,099	58,689	20,225	6,609	17,068	6,900	729,412
Commercial real estate
Grades 1-6	133,207	191,237	170,497	146,222	151,008	123,105	525	—	915,801
Grades 7-12	2,475	6,019	5,680	515	6,294	2,347	—	—	23,330
Total commercial real estate	135,682	197,256	176,177	146,737	157,302	125,452	525	—	939,131
Residential real estate and home equity
Performing	72,849	119,749	46,096	13,632	13,736	97,876	122,849	5,008	491,795
Nonperforming	—	—	—	—	—	779	236	83	1,098
Total residential real estate and home equity	72,849	119,749	46,096	13,632	13,736	98,655	123,085	5,091	492,893
Consumer
Performing	47,476	28,490	20,519	10,204	3,084	922	22,436	—	133,131
Nonperforming	51	40	62	46	243	5	—	—	447
Total consumer	$47,527	$28,530	$20,581	$10,250	$3,327	$927	$22,436	$—	$133,578

The following table shows the amortized cost of loans and leases, segregated by portfolio segment, credit quality rating and year of origination as of December 31, 2020.

	Term Loans and Leases by Origination Year
(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and agricultural
Grades 1-6	$525,816	$103,120	$114,251	$56,007	$22,023	$19,790	$291,990	$—	$1,132,997
Grades 7-12	6,788	1,699	4,726	3,507	1,200	2,134	33,067	—	53,121
Total commercial and agricultural	532,604	104,819	118,977	59,514	23,223	21,924	325,057	—	1,186,118
Solar
Grades 1-6	141,089	90,435	20,160	36,909	4,011	—	—	—	292,604
Grades 7-12	—	—	—	—	—	—	—	—	—
Total solar	141,089	90,435	20,160	36,909	4,011	—	—	—	292,604
Auto and light truck
Grades 1-6	248,932	141,841	52,749	24,101	4,210	608	—	—	472,441
Grades 7-12	19,113	27,136	12,796	8,612	2,250	21	—	—	69,928
Total auto and light truck	268,045	168,977	65,545	32,713	6,460	629	—	—	542,369
Medium and heavy duty truck
Grades 1-6	92,698	88,314	44,205	31,773	15,644	4,840	—	—	277,474
Grades 7-12	—	978	—	—	632	88	—	—	1,698
Total medium and heavy duty truck	92,698	89,292	44,205	31,773	16,276	4,928	—	—	279,172
Aircraft
Grades 1-6	429,283	153,358	93,042	95,457	43,972	20,966	6,370	—	842,448
Grades 7-12	11,519	2,561	479	596	2,187	1,670	—	—	19,012
Total aircraft	440,802	155,919	93,521	96,053	46,159	22,636	6,370	—	861,460
Construction equipment
Grades 1-6	311,174	180,550	96,320	42,713	12,624	5,722	17,502	737	667,342
Grades 7-12	17,518	13,743	10,642	398	237	85	2,988	1,935	47,546
Total construction equipment	328,692	194,293	106,962	43,111	12,861	5,807	20,490	2,672	714,888
Commercial real estate
Grades 1-6	190,725	204,477	173,847	175,009	69,022	122,762	373	—	936,215
Grades 7-12	9,518	7,990	5,173	6,684	1,762	2,522	—	—	33,649
Total commercial real estate	200,243	212,467	179,020	181,693	70,784	125,284	373	—	969,864
Residential real estate and home equity
Performing	133,829	65,690	18,194	22,929	41,847	86,106	135,255	5,703	509,553
Nonperforming	—	—	21	14	—	1,435	247	109	1,826
Total residential real estate and home equity	133,829	65,690	18,215	22,943	41,847	87,541	135,502	5,812	511,379
Consumer
Performing	43,824	34,409	18,904	7,005	2,259	793	23,869	—	131,063
Nonperforming	2	99	78	36	8	2	159	—	384
Total consumer	$43,826	$34,508	$18,982	$7,041	$2,267	$795	$24,028	$—	$131,447

The following table shows the amortized cost of loans and leases, segregated by portfolio segment, with delinquency aging and nonaccrual status.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Total Accruing Loans	Nonaccrual	Total Financing Receivables
September 30, 2021
Commercial and agricultural	$998,092	$5,107	$129	$—	$1,003,328	$2,521	$1,005,849
Solar	303,995	—	—	—	303,995	—	303,995
Auto and light truck	576,291	275	—	—	576,566	28,692	605,258
Medium and heavy duty truck	247,937	346	—	—	248,283	321	248,604
Aircraft	895,911	—	3,474	—	899,385	692	900,077
Construction equipment	721,521	174	—	—	721,695	7,717	729,412
Commercial real estate	937,133	224	—	—	937,357	1,774	939,131
Residential real estate and home equity	491,351	334	110	96	491,891	1,002	492,893
Consumer	132,845	222	64	—	133,131	447	133,578
Total	$5,305,076	$6,682	$3,777	$96	$5,315,631	$43,166	$5,358,797

December 31, 2020
Commercial and agricultural	$1,180,151	$34	$—	$—	$1,180,185	$5,933	$1,186,118
Solar	292,604	—	—	—	292,604	—	292,604
Auto and light truck	504,659	560	205	—	505,424	36,945	542,369
Medium and heavy duty truck	278,452	—	—	—	278,452	720	279,172
Aircraft	860,632	—	—	—	860,632	828	861,460
Construction equipment	701,124	1,093	298	—	702,515	12,373	714,888
Commercial real estate	968,370	—	—	—	968,370	1,494	969,864
Residential real estate and home equity	508,532	782	239	108	509,661	1,718	511,379
Consumer	130,458	504	101	7	131,070	377	131,447
Total	$5,424,982	$2,973	$843	$115	$5,428,913	$60,388	$5,489,301
Accrued interest receivable on loans and leases at September 30, 2021 and December 31, 2020 was $14.00 million and $16.39 million, respectively.
The following table shows average recorded investment and interest income recognized on impaired loans and leases, segregated by portfolio segment for the three and nine months ended September 30, 2020.

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
(Dollars in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Commercial and agricultural	$8,989	$1	$7,393	$139
Solar	—	—	—	—
Auto and light truck	32,369	—	14,632	—
Medium and heavy duty truck	985	—	1,011	—
Aircraft	1,957	—	2,015	—
Construction equipment	15,543	—	12,541	4
Commercial real estate	1,306	—	1,235	—
Residential real estate and home equity	332	4	334	11
Consumer	—	—	—	—
Total	$61,481	$5	$39,161	$154
There was one nonperforming loan and lease modification classified as a troubled debt restructuring (TDR) during the three and nine months ended September 30, 2021. There were no loan and lease modifications classified as TDR during the three months ended September 30, 2020 and two nonperforming loan and lease modifications classified as TDR during the nine months ended September 30, 2020. The classification between nonperforming and performing is determined at the time of modification. Modification programs focus on extending maturity dates or modifying payment patterns with most TDRs experiencing a combination of concessions. Modifications do not result in the contractual forgiveness of principal or interest. There was one modification during the three and nine months ended September 30, 2021 and no modifications during the three and nine months ended September 30, 2020 that resulted in an interest rate below market rate.

There were no TDRs which had payment defaults within the twelve months following modification during the three months ended September 30, 2021 and 2020, respectively. There were no TDRs which had a payment default within the twelve months following modification during the nine months ended September 30, 2021 and one TDR which had a payment default within the twelve months following modification during the nine months ended September 30, 2020. Default occurs when a loan or lease is 90 days or more past due under the modified terms or transferred to nonaccrual.
The following table shows the recorded investment of loans and leases classified as troubled debt restructurings as of September 30, 2021 and December 31, 2020.

(Dollars in thousands)	September 30, 2021	December 31, 2020
Performing TDRs	$322	$330
Nonperforming TDRs	7,087	11,156
Total TDRs	$7,409	$11,486
Note 5 — Allowance for Credit Losses
Allowance for Loan and Lease Losses
The allowance for credit losses is established for current expected credit losses on the Company’s loan and lease portfolios utilizing guidance in Accounting Standards Codification (ASC) Topic 326. As permitted under The Cares Act, the Company adopted ASU 2016-13 on December 31, 2020. Therefore, the September 30, 2020 provision for credit losses and other allowance for loan and lease loss disclosures for the three and nine months ended September 30, 2020 were calculated under the incurred loss method.
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

The following table shows the changes in the allowance for loan and lease losses, segregated by portfolio segment, for the three months ended September 30, 2021 and 2020.

(Dollars in thousands)	Commercial and agricultural	Solar	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer	Total
September 30, 2021
Balance, beginning of period	$14,832	$5,867	$27,221	$5,888	$35,301	$17,908	$22,578	$5,066	$1,700	$136,361
Charge-offs	21	—	407	—	—	551	—	—	98	1,077
Recoveries	176	—	479	—	153	170	—	3	49	1,030
Net charge-offs (recoveries)	(155)	—	(72)	—	(153)	381	—	(3)	49	47
Provision (recovery of provision)	179	(15)	(1,451)	(158)	975	(1,083)	(1,253)	96	151	(2,559)
Balance, end of period	$15,166	$5,852	$25,842	$5,730	$36,429	$16,444	$21,325	$5,165	$1,802	$133,755

September 30, 2020
Balance, beginning of period*	$25,059	$3,948	$17,371	$4,649	$31,101	$23,872	$19,936	$3,821	$1,526	$131,283
Charge-offs	182	—	4,382	—	—	21	36	61	210	4,892
Recoveries	231	—	263	—	191	347	15	1	75	1,123
Net charge-offs (recoveries)	(49)	—	4,119	—	(191)	(326)	21	60	135	3,769
Provision (recovery of provision)*	(4,378)	392	11,997	(192)	953	(1,395)	1,834	(29)	121	9,303
Balance, end of period*	$20,730	$4,340	$25,249	$4,457	$32,245	$22,803	$21,749	$3,732	$1,512	$136,817
*ASU 2016-13 adopted during the fourth quarter of 2020 therefore amounts during the third quarter of 2020 reflect the incurred loss method.

The following table shows the changes in the allowance for loan and lease losses, segregated by portfolio segment, for the nine months ended September 30, 2021 and 2020.

(Dollars in thousands)	Commercial and agricultural	Solar	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer	Total
September 30, 2021
Balance, beginning of period	$16,680	$5,549	$28,926	$6,400	$34,053	$19,166	$22,758	$5,374	$1,748	$140,654
Charge-offs	307	—	5,060	—	—	559	—	42	355	6,323
Recoveries	694	—	664	—	513	424	19	14	282	2,610
Net charge-offs (recoveries)	(387)	—	4,396	—	(513)	135	(19)	28	73	3,713
Provision (recovery of provision)	(1,901)	303	1,312	(670)	1,863	(2,587)	(1,452)	(181)	127	(3,186)
Balance, end of period	$15,166	$5,852	$25,842	$5,730	$36,429	$16,444	$21,325	$5,165	$1,802	$133,755

September 30, 2020
Balance, beginning of period*	$20,926	$2,745	$14,400	$4,612	$31,058	$14,120	$18,350	$3,609	$1,434	$111,254
Charge-offs	753	—	4,416	—	840	1,582	37	74	640	8,342
Recoveries	533	—	403	—	694	937	43	31	233	2,874
Net charge-offs (recoveries)	220	—	4,013	—	146	645	(6)	43	407	5,468
Provision (recovery of provision)*	24	1,595	14,862	(155)	1,333	9,328	3,393	166	485	31,031
Balance, end of period*	$20,730	$4,340	$25,249	$4,457	$32,245	$22,803	$21,749	$3,732	$1,512	$136,817
*ASU 2016-13 adopted during the fourth quarter of 2020 therefore amounts during the first nine months of 2020 reflect the incurred loss method.
The allowance for credit losses decreased during the most recent quarter and year-to-date in 2021 in response to improving credit quality as evidenced by declining total special attention credit outstandings. Customers benefited from recent economic growth, particularly beginning in the second quarter, and many businesses’ balance sheets were enhanced by stimulus funds. Bus segment customers of the auto and light truck portfolio have generally resumed full principal and interest payments, and many received Coronavirus Economic Relief for Transportation Services (“CERTS”) funds during the third quarter. The Company continues to have concerns about the long-term sustainability of many of these customers and has therefore maintained large reserves for this portfolio segment. The Company reviewed its qualitative factors and forecast adjustments as of quarter-end and made minor adjustments to the forecast factors given the economy is beginning to slow sooner than was anticipated when it revised the forecast adjustment last quarter-end. Previously, the Company reduced qualitative adjustments related to COVID-19 in most of its portfolios and believes those adjustments remain pertinent. This quarter, increases in the allowance for various portfolios, particularly aircraft, were driven by loan growth and to a lesser extent, the forecast adjustment. Decreases in the auto and light truck and construction equipment portfolios were due to decreased balances on special attention credits and in the commercial real estate portfolio were due to lower loan balances. Year-to-date, increases in the allowance for aircraft and solar are attributable to loan growth and in auto and light truck are due to loan growth and increased risk in the bus segment. Decreases in the allowance for the commercial and agriculture portfolio and the construction equipment portfolio are due principally to lower special attention balances and in the commercial real estate portfolio, the decrease is due to a decline in outstanding loan balances. The impact of adopting ASC 326 is included in the beginning balance (December 31, 2020) of each loan segment.
Commercial and agricultural – loan balances decreased during the quarter due to a $143.47 million net decrease in PPP loans offset somewhat by loan originations from core business products. Allowances established for new loans as well as the forecast adjustment resulted in a slight increase in the allowance for the quarter. Minimal allowances were established for PPP loans, which have negligible risk. For the nine months ended September 30, 2021, allowances were released primarily from adjustments made to COVID-19 related qualitative factors and lower special attention outstanding balances slightly offset by limited growth in core business products.
Solar – allowance decreased slightly for the quarter and increased year-to-date to accommodate the limited loan growth and payments in this portfolio segment. A COVID-19 adjustment was not established for this portfolio as it was deemed to not be materially impacted by the pandemic.
Auto and light truck – allowance decreased for the quarter due to upgrading a significant special attention credit somewhat offset by loan growth and revising the forecast adjustment. The decrease in the allowance year-to-date is due to net charge-offs primarily in the bus segment partially offset by increased provision expense resulting from loan growth in the auto rental and leasing segments and credit deterioration in the bus segment.
Medium and heavy duty truck – allowance decrease was principally attributable to a decline in loan balances during the periods.
Aircraft – the allowance increase was attributable to loan growth in the domestic sector and, to a lesser extent, the impact of revisions to the forecast factors. Year-to-date, the increase in the allowance was principally impacted by loan growth in both the foreign and domestic sector.

Construction equipment – allowance decrease for the third quarter was driven by paydowns and the elimination of an impairment reserve on special attention loans somewhat offset by the impact of the forecast adjustment. Year-to-date, the decrease is driven by lower total impairments on loans evaluated individually.
Commercial real estate – allowance decrease was due to a decline in outstanding loan balances. For the nine months ended September 30, 2021, the decrease is due to a decline in loan balances and adjustments to the COVID-19 factors.
Residential real estate and home equity – allowance increased during the third quarter due to the impact of revising the forecast adjustment. Year-to-date, the decrease in the allowance is due to the slight decline in portfolio outstanding balances.
Consumer – segment saw a slight increase in the allowance for the third quarter and year-to-date due to loan growth and the forecast adjustment.
Economic Outlook
As of September 30, 2021, the impact of the COVID-19 pandemic continues to adversely affect the loan and lease portfolios. The forecast considers global and domestic economic effects from the ongoing pandemic as well as the potential impact of U.S. monetary and fiscal policy, which may impact clients, particularly those who benefited from paycheck protection program funds or from targeted funds for struggling industry sectors such as transportation. The Company’s assumption was revised this quarter given the softening GDP growth projections. The Company continues to believe that the pandemic will have an adverse impact on the loan and lease portfolio over the next two years with the impact on the portfolios being more severe in the first twelve months of the forecast period than previously anticipated. GDP growth exceeded expectations during the first half of 2021 but is slowing at a faster pace than we projected last quarter and was a significant impetus for the forecast adjustments made this quarter. Likewise, job growth is lower than the Company initially anticipated.
As a result of the unprecedented economic uncertainty caused by the COVID-19 pandemic, the Company’s future loss estimates may vary considerably from the September 30, 2021 assumptions.
Liability for Credit Losses on Unfunded Loan Commitments
The liability for credit losses inherent in unfunded loan commitments is included in Accrued Expenses and Other Liabilities on the Consolidated Statements of Financial Condition. The following table shows the changes in the liability for credit losses on unfunded loan commitments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Balance, beginning of period*	$4,317	$3,525	$4,499	$3,172
Provision (recovery of provision)*	46	39	(136)	392
Balance, end of period*	$4,363	$3,564	$4,363	$3,564
*ASU 2016-13 adopted during the fourth quarter of 2020 therefore third quarter 2020 amounts reflect the incurred loss method.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Direct finance leases:
Interest income on lease receivable	$1,629	$1,880	$4,880	$6,310

Operating leases:
Income related to lease payments	$3,946	$5,593	$12,830	$18,213
Depreciation expense	3,239	4,694	10,562	15,263

Income related to reimbursements from lessees for personal property tax on operating leased equipment for the three months ended September 30, 2021 and 2020 was $0.02 million and $0.02 million, respectively and for the nine months ended September 30, 2021 and 2020 was $0.40 million and $0.44 million, respectively. Expense related to personal property tax payments on operating leased equipment for the three months ended September 30, 2021 and 2020 was $0.02 million and $0.02 million, respectively and for the nine months ended September 30, 2021 and 2020 was $0.40 million and $0.44 million, respectively.
Note 7 — Mortgage Servicing Rights
The Company recognizes the rights to service residential mortgage loans for others as separate assets, whether the servicing rights are acquired through a separate purchase or through the sale of originated loans with servicing rights retained. The Company allocates a portion of the total proceeds of a mortgage loan to servicing rights based on the relative fair value. The unpaid principal balance of residential mortgage loans serviced for third parties was $858.70 million and $838.45 million at September 30, 2021 and December 31, 2020, respectively.
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
The following table shows changes in the carrying value of MSRs and the associated valuation allowance.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Mortgage servicing rights:
Balance at beginning of period	$4,678	$4,294	$4,616	$4,200
Additions	395	897	1,566	2,094
Amortization	(554)	(654)	(1,663)	(1,757)
Sales	—	—	—	—
Carrying value before valuation allowance at end of period	4,519	4,537	4,519	4,537
Valuation allowance:
Balance at beginning of period	(223)	(546)	(812)	—
Impairment recoveries (charges)	223	(262)	812	(808)
Balance at end of period	$—	$(808)	$—	$(808)
Net carrying value of mortgage servicing rights at end of period	$4,519	$3,729	$4,519	$3,729
Fair value of mortgage servicing rights at end of period	$4,999	$4,000	$4,999	$4,000
At September 30, 2021 and 2020, the fair value of MSRs exceeded the carrying value reported in the Consolidated Statements of Financial Condition by $0.48 million and $0.27 million, respectively. This difference represents increases in the fair value of certain MSRs that could not be recorded above cost basis.
Mortgage loan contractual servicing fees, including late fees and ancillary income, were $0.81 million and $0.81 million for the three months ended September 30, 2021 and 2020, respectively. Mortgage loan contractual servicing fees, including late fees and ancillary income, were $2.40 million and $2.31 million for the nine months ended September 30, 2021 and 2020, respectively. Mortgage loan contractual servicing fees are included in Mortgage Banking on the Consolidated Statements of Income.

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
The following table shows financial instruments whose contract amounts represent credit risk.

(Dollars in thousands)	September 30, 2021	December 31, 2020
Amounts of commitments:
Loan commitments to extend credit	$1,156,994	$1,140,892
Standby letters of credit	$28,868	$24,884
Commercial and similar letters of credit	$6,115	$7,095
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

The following table shows the amounts of non-hedging derivative financial instruments.

		Asset derivatives		Liability derivatives
(Dollars in thousands)	Notional or contractual amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
September 30, 2021
Interest rate swap contracts	$1,117,657	Other assets	$28,368	Other liabilities	$28,975
Loan commitments	30,800	Mortgages held for sale	783	N/A	—
Forward contracts - mortgage loan	48,000	Mortgages held for sale	222	N/A	—
Total	$1,196,457		$29,373		$28,975

December 31, 2020
Interest rate swap contracts	$1,155,252	Other assets	$46,654	Other liabilities	$47,681
Loan commitments	32,588	Mortgages held for sale	1,487	N/A	—
Forward contracts - mortgage loan	38,310	N/A	—	Mortgages held for sale	290
Total	$1,226,150		$48,141		$47,971
The following table shows the amounts included in the Consolidated Statements of Income for non-hedging derivative financial instruments.

		Gain (loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	Statement of Income classification	2021	2020	2021	2020
Interest rate swap contracts	Other expense	$101	$50	$420	$(583)
Interest rate swap contracts	Other income	69	23	307	560
Loan commitments	Mortgage banking	(75)	1,406	(704)	2,292
Forward contracts - mortgage loan	Mortgage banking	246	26	512	(37)
Total		$341	$1,505	$535	$2,232
The following table shows the offsetting of financial assets and derivative assets.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2021
Interest rate swaps	$32,806	$4,438	$28,368	$—	$—	$28,368

December 31, 2020
Interest rate swaps	$52,872	$6,218	$46,654	$—	$—	$46,654

The following table shows the offsetting of financial liabilities and derivative liabilities.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
September 30, 2021
Interest rate swaps	$33,413	$4,438	$28,975	$28,168	$—	$807
Repurchase agreements	210,275	—	210,275	210,275	—	—
Total	$243,688	$4,438	$239,250	$238,443	$—	$807

December 31, 2020
Interest rate swaps	$53,899	$6,218	$47,681	$46,978	$—	$703
Repurchase agreements	143,564	—	143,564	143,564	—	—
Total	$197,463	$6,218	$191,245	$190,542	$—	$703
If a default in performance of any obligation of a repurchase agreement occurs, each party will set-off property held in respect of transactions against obligations owing in respect of any other transactions. At September 30, 2021 and December 31, 2020, repurchase agreements had a remaining contractual maturity of $207.08 million and $141.42 million in overnight and $3.20 million and $2.14 million in up to 30 days, respectively and were collateralized by U.S. Treasury and Federal agencies securities.
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
The Company is involved in various entities that are considered to be VIEs. The Company’s investments in VIEs are primarily related to investments promoting affordable housing, community development and renewable energy sources. Some of these tax-advantaged investments support the Company’s regulatory compliance with the Community Reinvestment Act. The Company’s investments in these entities generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. Tax credits from affordable housing investments and community development investments are recognized as a reduction of tax expense. Investments in renewable energy sources qualify as investment tax credits and are recognized as a reduction to the related investment asset. The Company recognized federal income tax credits related to its affordable housing and community development tax-advantaged investments in tax expense of $0.55 million and $0.43 million for the three months ended September 30, 2021 and 2020, respectively and $1.56 million and $1.29 million for the nine months ended September 30, 2021 and 2020, respectively. The Company also recognized $0.32 million and $0.00 million of investment tax credits for the three months ended September 30, 2021 and 2020, respectively and $3.32 million and $7.84 million for the nine months ended September 30, 2021 and 2020, respectively.
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

(Dollars in thousands)	September 30, 2021	December 31, 2020
Investment carrying amount	$31,339	$22,742
Unfunded capital and other commitments	25,829	26,716
Maximum exposure to loss	57,804	52,106
The Company is required to consolidate VIEs in which it has concluded it has significant involvement in and the ability to direct the activities that impact the entity’s economic performance. The Company is the managing general partner of entities to which it shares interest in tax-advantaged investments with third parties. At September 30, 2021 and December 31, 2020, approximately $58.97 million and $53.61 million of the Company’s assets and $8.91 million and $4.93 million of its liabilities included on the Consolidated Statements of Financial Condition were related to tax-advantaged investment VIEs which the Company has consolidated, respectively. The assets of the consolidated VIEs are reported in Other Assets, the liabilities are reported in Other Liabilities and the non-controlling interest is reported in Equity on the Consolidated Statements of Financial Condition. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIE do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIE is generally limited to the carrying value of its variable interest plus any related tax credits previously recognized.
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
The following table shows subordinated notes at September 30, 2021.

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
Stock options, where the exercise price was greater than the average market price of the common shares, were excluded from the computation of diluted earnings per common share because the result would have been antidilutive. There were no stock options outstanding as of September 30, 2021 and 2020.
The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands - except per share amounts)	2021	2020	2021	2020
Distributed earnings allocated to common stock	$7,749	$7,166	$22,681	$21,714
Undistributed earnings allocated to common stock	24,472	12,755	67,422	32,941
Net earnings allocated to common stock	32,221	19,921	90,103	54,655
Net earnings allocated to participating securities	262	137	708	318
Net income allocated to common stock and participating securities	$32,483	$20,058	$90,811	$54,973

Weighted average shares outstanding for basic earnings per common share	24,919,956	25,552,374	25,126,703	25,538,910
Dilutive effect of stock compensation	—	—	—	—
Weighted average shares outstanding for diluted earnings per common share	24,919,956	25,552,374	25,126,703	25,538,910

Basic earnings per common share	$1.29	$0.78	$3.59	$2.14
Diluted earnings per common share	$1.29	$0.78	$3.59	$2.14

Note 12 — Stock Based Compensation
As of September 30, 2021, the Company had four active stock-based employee compensation plans, which are more fully described in Note 16 of the Consolidated Financial Statements in 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2020. These plans include three executive stock award plans, the Executive Incentive Plan, the Restricted Stock Award Plan, the Strategic Deployment Incentive Plan; and the Employee Stock Purchase Plan. The 2011 Stock Option Plan was approved by the shareholders on April 21, 2011 but the Company had not made any grants through September 30, 2021.
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
Total fair value of options vested and expensed was zero for the nine months ended September 30, 2021 and 2020. As of September 30, 2021 and 2020 there were no outstanding stock options. There were no stock options exercised during the nine months ended September 30, 2021 and 2020. All shares issued in connection with stock option exercises are issued from available treasury stock.
As of September 30, 2021, there was $8.05 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 3.32 years.

Note 13 — Accumulated Other Comprehensive Income (Loss)
The following table presents reclassifications out of accumulated other comprehensive income (loss) related to unrealized gains and losses on available-for-sale securities.

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Statements of Income
(Dollars in thousands)	2021	2020	2021	2020
Realized (losses) gains included in net income	$—	$—	$(680)	$279	(Losses) gains on investment securities available-for-sale
	—	—	(680)	279	Income before income taxes
Tax effect	—	—	164	(65)	Income tax expense
Net of tax	$—	$—	$(516)	$214	Net income

Note 14 — Income Taxes
The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized was zero at September 30, 2021 and December 31, 2020. Interest and penalties are recognized through the income tax provision. For the three and nine months ended September 30, 2021 and 2020, the Company recognized no interest or penalties. There were no accrued interest and penalties at September 30, 2021 and December 31, 2020.
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
The Company elected fair value accounting for mortgages held for sale and for its best-efforts forward sales commitments. The Company economically hedges its mortgages held for sale at the time the interest rate locks are issued to the customers. The Company believes the election for mortgages held for sale will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives or best-best efforts forward sales commitments. At September 30, 2021 and December 31, 2020, all mortgages held for sale were carried at fair value.

The following table shows the differences between the fair value carrying amount of mortgages held for sale measured at fair value and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity.

(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Excess of fair value carrying amount over (under) unpaid principal
September 30, 2021
Mortgages held for sale reported at fair value	$34,594	$32,824	$1,770	(1)

December 31, 2020
Mortgages held for sale reported at fair value	$12,885	$11,045	$1,840	(1)

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
Mortgages held for sale and the related loan commitments and forward contracts (hedges) are valued by a third party pricing agent. Prices supplied by the independent pricing agent, as well as their pricing methodologies, are reviewed by the Company for reasonableness and to ensure such prices are aligned with market values. On a quarterly basis, prices supplied by the pricing agent are validated by comparison to the prices obtained from other third party sources.

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
The following table shows the balance of assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2021
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$372,074	$521,598	$—	$893,672
U.S. States and political subdivisions securities	—	92,721	1,829	94,550
Mortgage-backed securities — Federal agencies	—	571,150	—	571,150
Corporate debt securities	—	23,268	—	23,268
Foreign government and other securities	—	600	—	600
Total debt securities available-for-sale	372,074	1,209,337	1,829	1,583,240
Mortgages held for sale	—	34,594	—	34,594
Accrued income and other assets (interest rate swap agreements)	—	28,368	—	28,368
Total	$372,074	$1,272,299	$1,829	$1,646,202

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$28,975	$—	$28,975
Total	$—	$28,975	$—	$28,975

December 31, 2020
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$80,285	$539,197	$—	$619,482
U.S. States and political subdivisions securities	—	78,975	2,152	81,127
Mortgage-backed securities — Federal agencies	—	453,789	—	453,789
Corporate debt securities	—	42,369	—	42,369
Foreign government and other securities	—	700	—	700
Total debt securities available-for-sale	80,285	1,115,030	2,152	1,197,467
Mortgages held for sale	—	12,885	—	12,885
Accrued income and other assets (interest rate swap agreements)	—	46,654	—	46,654
Total	$80,285	$1,174,569	$2,152	$1,257,006

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$47,681	$—	$47,681
Total	$—	$47,681	$—	$47,681

The following table shows changes in Level 3 assets measured at fair value on a recurring basis for the quarter ended September 30, 2021 and 2020.

(Dollars in thousands)	U.S. States and political subdivisions securities
Beginning balance July 1, 2021	$1,921
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	(7)
Purchases	—
Issuances	—
Sales	—
Settlements	—
Maturities	(85)
Transfers into Level 3	—
Transfers out of Level 3	—
Ending balance September 30, 2021	$1,829

Beginning balance July 1, 2020	$3,179
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	166
Purchases	—
Issuances	—
Sales	—
Settlements	—
Maturities	(80)
Transfers into Level 3	—
Transfers out of Level 3	—
Ending balance September 30, 2020	$3,265
There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2021 or 2020.
The following table shows the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a recurring basis.

(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
September 30, 2021
Debt securities available-for sale
Direct placement municipal securities	$1,829	Discounted cash flows	Credit spread assumption	1.61% - 2.79%	2.11%

December 31, 2020
Debt securities available-for sale
Direct placement municipal securities	$2,152	Discounted cash flows	Credit spread assumption	0.04% - 2.30%	1.55%
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
For assets measured at fair value on a nonrecurring basis the following represents impairment charges (recoveries) recognized on these assets during the quarter ended September 30, 2021: collateral-dependent impaired loans - $0.10 million; mortgage servicing rights - ($0.22) million; repossessions - $0.00 million; and other real estate - $0.00 million.

The following table shows the carrying value of assets measured at fair value on a non-recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2021
Collateral-dependent impaired loans	$—	$—	$1,332	$1,332
Accrued income and other assets (mortgage servicing rights)	—	—	4,519	4,519
Accrued income and other assets (repossessions)	—	—	690	690
Accrued income and other assets (other real estate)	—	—	—	—
Total	$—	$—	$6,541	$6,541

December 31, 2020
Collateral-dependent impaired loans	$—	$—	$11,991	$11,991
Accrued income and other assets (mortgage servicing rights)	—	—	3,804	3,804
Accrued income and other assets (repossessions)	—	—	1,976	1,976
Accrued income and other assets (other real estate)	—	—	359	359
Total	$—	$—	$18,130	$18,130
The following table below shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a non-recurring basis.

(Dollars in thousands)	Carrying Value	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
September 30, 2021
Collateral-dependent impaired loans	$1,332	$1,332	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	20% - 90%	30.7%

Mortgage servicing rights	4,519	4,999	Discounted cash flows	Constant prepayment rate (CPR)	12.7% - 20.2%	17.7%
				Discount rate	8.6% - 11.5%	8.8%

Repossessions	690	725	Appraisals, trade publications and auction values	Discount for lack of marketability	3% - 11%	5%

Other real estate	—	—	Appraisals	Discount for lack of marketability	0% - 0%	0%

December 31, 2020
Collateral-dependent impaired loans	$11,991	$11,991	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	0% - 100%	43.7%

Mortgage servicing rights	3,804	4,038	Discounted cash flows	Constant prepayment rate (CPR)	16.2% - 30.5%	22.8%
				Discount rate	8.3% - 11.1%	8.5%

Repossessions	1,976	2,144	Appraisals, trade publications and auction values	Discount for lack of marketability	0% - 16%	8%

Other real estate	359	388	Appraisals	Discount for lack of marketability	6% - 13%	7%
GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.

The following table shows the fair values of the Company’s financial instruments.

(Dollars in thousands)	Carrying or Contract Value	Fair Value	Level 1	Level 2	Level 3
September 30, 2021
Assets:
Cash and due from banks	$77,740	$77,740	$77,740	$—	$—
Federal funds sold and interest bearing deposits with other banks	559,542	559,542	559,542	—	—
Investment securities, available-for-sale	1,583,240	1,583,240	372,074	1,209,337	1,829
Other investments	27,189	27,189	27,189	—	—
Mortgages held for sale	34,594	34,594	—	34,594	—
Loans and leases, net of allowance for loan and lease losses	5,225,042	5,290,270	—	—	5,290,270
Mortgage servicing rights	4,519	4,999	—	—	4,999
Accrued interest receivable	18,556	18,556	—	18,556	—
Interest rate swaps	28,368	28,368	—	28,368	—
Liabilities:
Deposits	$6,522,505	$6,526,220	$5,584,989	$941,231	$—
Short-term borrowings	215,665	215,665	208,398	7,267	—
Long-term debt and mandatorily redeemable securities	81,301	81,753	—	81,753	—
Subordinated notes	58,764	58,537	—	58,537	—
Accrued interest payable	2,424	2,424	—	2,424	—
Interest rate swaps	28,975	28,975	—	28,975	—
Off-balance-sheet instruments *	—	385	—	385	—

December 31, 2020
Assets:
Cash and due from banks	$74,186	$74,186	$74,186	$—	$—
Federal funds sold and interest bearing deposits with other banks	168,861	168,861	168,861	—	—
Investment securities, available-for-sale	1,197,467	1,197,467	80,285	1,115,030	2,152
Other investments	27,429	27,429	27,429	—	—
Mortgages held for sale	12,885	12,885	—	12,885	—
Loans and leases, net of allowance for loan and lease losses	5,348,647	5,417,396	—	—	5,417,396
Mortgage servicing rights	3,804	4,038	—	—	4,038
Accrued interest receivable	20,242	20,242	—	20,242	—
Interest rate swaps	46,654	46,654	—	46,654	—
Liabilities:
Deposits	$5,946,028	$5,955,545	$4,778,671	$1,176,874	$—
Short-term borrowings	150,641	150,641	143,730	6,911	—
Long-term debt and mandatorily redeemable securities	81,864	82,965	—	82,965	—
Subordinated notes	58,764	58,560	—	58,560	—
Accrued interest payable	3,996	3,996	—	3,996	—
Interest rate swaps	47,681	47,681	—	47,681	—
Off-balance-sheet instruments *	—	321	—	321	—

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
ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis is presented to provide information concerning 1st Source Corporation and its subsidiaries’ (collectively referred to as “the Company”, “we”, and “our”) financial condition as of September 30, 2021, as compared to December 31, 2020, and the results of operations for the three and nine months ended September 30, 2021 and 2020. This discussion and analysis should be read in conjunction with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2020 Annual Report.
Except for historical information contained herein, the matters discussed in this document express “forward-looking statements.” Generally, the words “believe,” “contemplate,” “seek,” “plan,” “possible,” “assume,” “hope,” “expect,” “intend,” “targeted,” “continue,” “remain,” “estimate,” “anticipate,” “project,” “will,” “should,” “indicate,” “would,” “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Those statements, including statements, projections, estimates or assumptions concerning future events or performance, and other statements that are other than statements of historical fact, are subject to material risks and uncertainties. We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. We may make other written or oral forward-looking statements from time to time. Readers are advised that various important factors could cause our actual results or circumstances for future periods to differ materially from those anticipated or projected in such forward-looking statements. Such factors include, but are not limited to, changes in law, regulations or GAAP; our competitive position within the markets we serve; increasing consolidation within the banking industry; unforeseen changes in interest rates; unforeseen changes in loan prepayment assumptions; unforeseen downturns in or major events affecting the local, regional or national economies or the industries in which we have credit concentrations; potential impacts of the COVID-19 pandemic; and other matters discussed in our filings with the SEC, including our Annual Report on Form 10-K  for 2020, which filings are available from the SEC. We undertake no obligation to publicly update or revise any forward-looking statements.
FINANCIAL CONDITION
Our total assets at September 30, 2021 were $7.96 billion, an increase of $647.68 million or 8.85% from December 31, 2020. Total investment securities available-for-sale were $1.58 billion, an increase of $385.77 million or 32.22% from December 31, 2020. The largest contributor to the increase in investment securities available-for-sale was an increase of $283.18 million in U.S. treasury securities. Federal funds sold and interest bearing deposits with other banks were $559.54 million, an increase of $390.68 million or 231.36% from December 31, 2020. The increase in federal funds sold and interest bearing deposits with other banks was due to increased interest bearing deposits at the Federal Reserve Bank as a result of excess liquidity.
Total loans and leases were $5.36 billion, a decrease of $130.50 million or 2.38% from December 31, 2020. The largest contributor to the decrease in loans and leases was PPP loans forgiven by the SBA. PPP loans are discussed in the “COVID-19 Impact” section below. Our foreign loan and lease balances, all denominated in U.S. dollars were $202.60 million and $180.06 million as of September 30, 2021 and December 31, 2020, respectively. Foreign loans and leases are in aircraft financing. Loan and lease balances to borrowers in Brazil and Mexico were $64.87 million and $125.00 million as of September 30, 2021, respectively, compared to $66.98 million and $103.52 million as of December 31, 2020, respectively. As of September 30, 2021 and December 31, 2020 there was not a significant concentration in any other country.
Equipment owned under operating leases was $51.48 million, a decrease of $13.56 million, or 20.85% compared to December 31, 2020. The largest contributor to the decrease in equipment owned under operating leases was reduced leasing volume primarily due to a change in customer preferences.
Total deposits were $6.52 billion, an increase of $576.48 million or 9.70% from the end of 2020. The largest contributors to the increase in total deposits was PPP loan fundings into business accounts and consumer savings levels. Short-term borrowings were $215.67 million, an increase of $65.02 million or 43.16% from December 31, 2020. The largest contributor to the increase in short-term borrowings was an increase of $66.71 million in repurchase agreements at September 30, 2021 compared to December 31, 2020. Long-term debt and mandatorily redeemable securities were $81.30 million, a decrease of $0.56 million or 0.69% from December 31, 2020.

The following table shows accrued income and other assets.

(Dollars in thousands)	September 30, 2021	December 31, 2020
Accrued income and other assets:
Bank owned life insurance cash surrender value	$71,189	$70,192
Operating lease right of use assets	22,227	23,825
Accrued interest receivable	18,556	20,242
Mortgage servicing rights	4,519	3,804
Other real estate	—	359
Repossessions	690	1,976
Partnership investments carrying amount	90,306	76,349
All other assets	67,101	91,828
Total accrued income and other assets	$274,588	$288,575
The largest contributor to the decrease in accrued income and other assets from December 31, 2020 was a decrease in the fair value of interest rate swap contracts with customers included in all other assets above offset by an increase in partnership investment carrying amounts.
CORONAVIRUS (COVID-19) IMPACT
The following is a description of the impact the Coronavirus (COVID-19) pandemic is having on our financial condition and results of operations and certain risks to our business that the pandemic creates or exacerbates.
Operational Impact
Pursuant to our preexisting disaster recovery plan addressing potential pandemic outbreaks, we created a dedicated executive COVID-19 response team that is closely monitoring developments and providing guidance for additional precautions and initiatives. Initially, we divided departments among various locations to help ensure that infection would not spread across entire departments. Additionally, we are encouraging virtual meetings and conference calls in place of in-person meetings, including our annual shareholder meeting which was held virtually again this year. Employees with health conditions putting them at higher risk of adverse effects from coronavirus infection were given the opportunity to work remotely. Travel was restricted and we promoted social distancing, frequent hand washing, disinfection of all surfaces, and the use of masks or nose and mouth coverings were mandated in all of our locations. We continue to offer paid time off to all of our colleagues to schedule vaccinations. As of mid-October, over 76% of our colleagues had received at least their first dose of vaccine. In April 2021, we fully reopened our banking centers with safe social distancing and mask guidelines in place for the safety of our colleagues and clients. Banking center drive-ups, ATMs and online/mobile banking services continue to provide a more physically distanced alternative. Although infection rates in the communities we serve vary by region, the positive impact that vaccinations have had on curbing the spread of the virus has allowed us to begin bringing departments back together and to loosen travel restrictions for colleagues who are fully vaccinated. We will continue to make prudent decisions for the safety of our colleagues and our clients following recommended Centers for Disease Control and local health department guidance. We are hopeful that infection rates will continue to decline in the communities we serve as the percentage of fully vaccinated individuals continues to increase.

Loan and lease modifications
We began receiving requests from our borrowers for loan and lease deferrals in March 2020 which declined over the remainder of 2020 and the first nine months of 2021. Modifications include the deferral of principal payments or the deferral of principal and interest payments for terms generally 90 - 180 days. Requests are evaluated individually and approved modifications are based on the unique circumstances of each borrower. We are committed to working with our clients to allow time to work through the challenges of this pandemic. The following table shows coronavirus loan and lease modification balances in deferment as of September 30, 2021 and December 31, 2020.

	COVID-19 Related Loan and Lease Modifications
(Dollars in millions)	September 30, 2021	December 31, 2020
Auto and light truck rental	$—	$5
Specialty vehicle(1)	1	21
Medium and heavy duty truck	—	—
Aircraft	—	13
Construction	—	7
Commercial	—	83
Residential real estate and home equity	—	—
Consumer	—	—
Total loans and leases	$1	$129
(1) Includes buses, step vans and funeral cars.
As of September 30, 2021, COVID-19 related loan modifications for our bus lending were $1.16 million or 2.10% of our total bus loan balances.
Paycheck Protection Program (PPP) and Liquidity
As part of the CARES Act, approved by President Trump on March 27, 2020 and extended on July 4, 2020, the Small Business Administration (SBA) was authorized to guarantee loans under the PPP through August 8, 2020 for businesses who met the necessary eligibility requirements in order to keep their workers on the payroll. We began accepting applications on April 3, 2020 and disbursed the final PPP loan on August 25, 2020 from the first round. On December 27, 2020, the Coronavirus Response and Relief Supplemental Appropriations Act was approved which authorized a second round of PPP loans. We disbursed the final PPP loan on May 28, 2021 from the second round. PPP loans are fully guaranteed by the SBA and as such do not represent a credit risk. The following table shows PPP loans as of September 30, 2021.

(Dollars in thousands)	Number of Loans	$ of Loans Originated	Forgiveness/ Payments	$ of Loans at September 30, 2021
2020 PPP Loans	3,540	$597,451	$578,843	$18,608
2021 PPP Loans	3,239	261,459	102,164	159,295
Total	6,779	$858,910	$681,007	$177,903
As of September 30, 2021, total PPP loans were $171.62 million which is net of an unearned discount of $6.28 million and located within the commercial and agricultural portfolio. At September 30, 2021, specialty finance customers had $33.51 million of PPP loans and traditional commercial banking customers had $138.11 million of PPP loans.
On October 8, 2020, the SBA announced a streamlined loan forgiveness application for loans $50,000 or less. Of the 3,540 PPP loans we originated in 2020, 1,972 loans were for $50,000 or less. Of the 3,239 PPP loans we originated in 2021, 2,424 loans were for $50,000 or less. As of September 30, 2021, we had submitted loan forgiveness requests to the SBA for over 99% of the total PPP loan amounts we funded during 2020 and over 43% of the total PPP loan amounts we funded during 2021. We were able to secure loans for over 500 minority- and women-owned businesses, which represents approximately 15% of our overall efforts in this latest round of PPP funding. Additionally, we helped fund almost 400 PPP loans to new customers during 2021.
On April 9, 2020, the FDIC, Federal Reserve and OCC created the Paycheck Protection Program Liquidity Facility (PPPLF) to bolster the effectiveness of the PPP by providing liquidity to and neutralizing the regulatory capital effects on participating financial institutions. As of September 30, 2021, we had not utilized the PPPLF.

Asset impairment
Our MSRs had experienced a decrease in their fair value as of December 31, 2020 resulting in 2020 impairment charges of $0.81 million due to lower mortgage rates leading to faster prepayment speeds. During the nine months ended September 30, 2021, we recognized $0.81 million of impairment recoveries due to reduced prepayment speeds. We will continue to evaluate MSRs at each reporting date to determine whether further valuation allowances are appropriate.
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
Risks
See Part I, Item 1A, Risk Factors in our 2020 Form 10-K for more information.
Allowance for loan and lease losses
During 2021, except for the bus segment of our auto and light truck portfolio, we experienced relatively stable to slightly improving credit quality. Special attention loan balances decreased $22.18 million for the quarter and $59.08 million year-to-date and nonperforming loans decreased by $12.65 million for the quarter and $17.24 million year-to-date. The impact of COVID-19 has been particularly harsh on the bus segment of our auto and light truck portfolio where, during the first quarter, we continued to experience higher than normal downgrades, movement to nonaccrual status and charge-offs. This quarter, we realized few additional defaults. Many of our customers received long-awaited Coronavirus Economic Relief for Transportation Services (“CERTS”) funds and most have returned to more normalized payment terms. Our local market customers have been buoyed in the short-term with funds from the PPP program. Thus far, we have not seen many downgrades or defaults in our commercial lending, but this may change, if businesses struggle to get back to normal or consumer preferences potentially change. During the last recession, we noted a delayed impact on our commercial lending as compared to our specialty finance lending. We also remain concerned about segments of our commercial real estate portfolio, particularly the hotel sector and commercial buildings and retail property. Many of our local hotel customers report improved occupancy due to an eagerness by individuals to begin traveling and resumption of sporting events from youth leagues to college teams. Our losses year-to-date remain moderate, except the bus segment where we recognized net charge-offs early this year, but these too have been moderating with charge-offs of $0.41 million for the quarter and $5.06 million year-to-date. The growth momentum is softening in the U.S. a little earlier than we projected last quarter, which led us to review and revise our forecast adjustment to reflect the slowing economy. We continue to maintain the allowance for credit losses at a level we deem appropriate as some of the current and future downgrades and defaults may result in losses.
See Part I Financial Information, Note 5 to the Consolidated Financial Statements and Part I Financial Information, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Provision and Allowance for Credit Losses” for more information.
CAPITAL
As of September 30, 2021, total shareholders’ equity was $911.33 million, up $24.49 million, or 2.76% from the $886.85 million at December 31, 2020. In addition to net income of $90.81 million, other significant changes in shareholders’ equity during the first nine months of 2021 included $22.76 million of dividends paid and $30.07 million in common stock acquired for treasury. The accumulated other comprehensive income component of shareholders’ equity totaled $2.42 million at September 30, 2021, compared to $18.37 million at December 31, 2020. Our shareholders’ equity-to-assets ratio was 11.44% as of September 30, 2021, compared to 12.12% at December 31, 2020. Book value per common share rose to $36.75 at September 30, 2021, from $34.93 at December 31, 2020.
We declared and paid cash dividends per common share of $0.31 during the third quarter of 2021. The trailing four quarters dividend payout ratio, representing cash dividends per common share divided by diluted earnings per common share, was 25.60%. The dividend payout is continually reviewed by management and the Board of Directors subject to the Company’s capital and dividend policy.
The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations.
The actual capital amounts and ratios of 1st Source Corporation and 1st Source Bank as of September 30, 2021, are presented in the table below.

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$1,008,161	16.59%	$486,199	8.00%	$638,136	10.50%	$607,748	10.00%
1st Source Bank	942,960	15.52	486,203	8.00	638,142	10.50	607,754	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	931,425	15.33	364,649	6.00	516,586	8.50	486,199	8.00
1st Source Bank	866,223	14.25	364,652	6.00	516,591	8.50	486,203	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	829,361	13.65	273,487	4.50	425,424	7.00	395,036	6.50
1st Source Bank	821,159	13.51	273,489	4.50	425,428	7.00	395,040	6.50
Tier 1 Capital (to Average Assets):
1st Source Corporation	931,425	12.07	308,799	4.00	N/A	N/A	385,999	5.00
1st Source Bank	866,223	11.22	308,702	4.00	N/A	N/A	385,877	5.00
PPP loan balances have been assigned a zero percent risk weight and therefore had no impact on our total risk-weighted assets at September 30, 2021.
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
We have borrowing sources available to supplement deposits and meet our funding needs. 1st Source Bank has established relationships with several banks to provide short term borrowings in the form of federal funds purchased. At September 30, 2021, we had no borrowings in the federal funds market. We could borrow $245.00 million in additional funds for a short time from these banks on a collective basis. As of September 30, 2021, we had $54.30 million outstanding in FHLB advances and could borrow an additional $511.56 million contingent on the FHLB activity-based stock ownership requirement. We also had no outstandings with the FRB and could borrow $449.14 million as of September 30, 2021.
Our loan to asset ratio was 67.29% at September 30, 2021 compared to 75.03% at December 31, 2020 and 77.18% at September 30, 2020. Cash and cash equivalents totaled $637.28 million at September 30, 2021 compared to $243.05 million at December 31, 2020 and $154.22 million at September 30, 2020. The increase in cash and cash equivalents was primarily due to continued individual and business customers’ propensity to save during times of uncertainty and PPP loan forgiveness proceeds. At September 30, 2021, the Consolidated Statements of Financial Condition was rate sensitive by $476.74 million more assets than liabilities scheduled to reprice within one year, or approximately 1.14%. Management believes that the present funding sources provide adequate liquidity to meet our cash flow needs.
Under Indiana law governing the collateralization of public fund deposits, the Indiana Board of Depositories determines which financial institutions are required to pledge collateral based on the strength of their financial ratings. We have been informed that no collateral is required for our public fund deposits. However, the Board of Depositories could alter this requirement in the future and adversely impact our liquidity. Our potential liquidity exposure if we must pledge collateral is approximately $948 million.
RESULTS OF OPERATIONS
Net income available to common shareholders for the three and nine month periods ended September 30, 2021 was $32.48 million and $90.81 million, compared to $20.06 million and $54.97 million for the same periods in 2020. Diluted net income per common share was $1.29 and $3.59 for the three and nine month periods ended September 30, 2021, compared to $0.78 and $2.14 for the same periods in 2020. Return on average common shareholders’ equity was 13.45% for the nine months ended September 30, 2021, compared to 8.52% in 2020. The return on total average assets was 1.60% for the nine months ended September 30, 2021, compared to 1.05% in 2020.
Net income increased for the nine months ended September 30, 2021 compared to the first nine months of 2020. Net interest income increased, the provision for credit losses decreased, and noninterest expense decreased offset by a decrease to noninterest income. Details of the changes in the various components of net income are discussed further below.

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
DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL

				Three Months Ended
	September 30, 2021			June 30, 2021			September 30, 2020
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
ASSETS
Investment securities available-for-sale:
Taxable	$1,451,523	$4,533	1.24%	$1,305,988	$4,156	1.28%	$1,012,703	$4,103	1.61%
Tax exempt(1)	30,493	172	2.24%	33,563	192	2.29%	45,077	257	2.26%
Mortgages held for sale	17,750	120	2.68%	7,208	54	3.00%	26,327	186	2.81%
Loans and leases, net of unearned discount(1)	5,427,080	61,655	4.51%	5,515,387	57,169	4.16%	5,669,615	58,210	4.08%
Other investments	477,406	360	0.30%	402,740	317	0.32%	87,998	289	1.31%
Total earning assets(1)	7,404,252	66,840	3.58%	7,264,886	61,888	3.42%	6,841,720	63,045	3.67%
Cash and due from banks	76,915			76,198			72,474
Allowance for loan and lease losses	(137,206)			(142,056)			(134,824)
Other assets	452,802			458,248			502,172
Total assets	$7,796,763			$7,657,276			$7,281,542

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$4,488,169	$2,924	0.26%	$4,458,915	$3,202	0.29%	$4,225,299	$6,532	0.62%
Short-term borrowings	183,212	25	0.05%	186,605	29	0.06%	187,912	83	0.18%
Subordinated notes	58,764	816	5.51%	58,764	814	5.56%	58,764	824	5.58%
Long-term debt and mandatorily redeemable securities	81,371	740	3.61%	81,516	790	3.89%	81,528	610	2.98%
Total interest-bearing liabilities	4,811,516	4,505	0.37%	4,785,800	4,835	0.41%	4,553,503	8,049	0.70%
Noninterest-bearing deposits	1,913,675			1,819,739			1,664,135
Other liabilities	111,337			108,916			149,978
Shareholders’ equity	915,552			898,388			876,992
Noncontrolling interests	44,683			44,433			36,934
Total liabilities and equity	$7,796,763			$7,657,276			$7,281,542
Less: Fully tax-equivalent adjustments		(111)			(118)			(128)
Net interest income/margin (GAAP-derived)(1)		$62,224	3.33%		$56,935	3.14%		$54,868	3.19%
Fully tax-equivalent adjustments		111			118			128
Net interest income/margin - FTE(1)		$62,335	3.34%		$57,053	3.15%		$54,996	3.20%

(1) See “Reconciliation of Non-GAAP Financial Measures” at the end of this section for additional information on this performance measure/ratio.
Quarter Ended September 30, 2021 compared to the Quarter Ended September 30, 2020
The taxable-equivalent net interest income for the three months ended September 30, 2021 was $62.34 million, an increase of 13.34% over the same period in 2020. The net interest margin on a fully taxable-equivalent basis was 3.34% for the three months ended September 30, 2021, compared to 3.20% for the three months ended September 30, 2020.
During the three month period ended September 30, 2021, average earning assets increased $562.53 million, up 8.22% over the comparable period in 2020. Average interest-bearing liabilities increased $258.01 million or 5.67%. The yield on average earning assets decreased nine basis points to 3.58% from 3.67% primarily due to lower rates on investment securities and other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank (FHLB) stock and commercial paper. Total cost of average interest-bearing liabilities decreased 33 basis points to 0.37% from 0.70% as a result of the lower interest rate environment. The result to the net interest margin, or the ratio of net interest income to average earning assets, was an increase of 14 basis points.

The average earning assets yield declined compared to the same quarter in the prior year as pandemic related government policies have kept interest rates low, generated a significant amount of excess liquidity and shifted the earning assets mix towards lower yielding instruments. Average investment securities increased $424.24 million or 40.11% with the largest increases in U.S. treasury and federal agency securities and mortgage-backed securities. Average other investments, primarily held at the Federal Reserve Bank, increased $389.41 million or 442.52%. Partially offsetting these changes, the yield on net loans and leases increased 43 basis points primarily due to a positive 35 basis point impact from the recognition of unearned fees on PPP loans forgiven by the SBA and offset by PPP loan balances outstanding which earn interest at 1.00%. Average net loans and leases decreased $242.54 million or 4.28% primarily due to PPP loan forgiveness of $150.16 million in the commercial and agricultural loan portfolio during the third quarter.
Average interest-bearing deposits increased $262.87 million or 6.22% for the third quarter of 2021 over the same period in 2020 primarily due to the impact of government stimulus programs on consumer savings levels. The effective rate paid on average interest-bearing deposits decreased 36 basis points to 0.26% from 0.62%. The decrease in the average cost of interest-bearing deposits was primarily the result of lower rates and a shift in the deposit mix from the third quarter of 2020. Average noninterest-bearing deposits grew $249.54 million or 15.00% for the third quarter of 2021 over the same period in 2020 primarily due to PPP loan fundings as business customers remain cautious with their funds and spending.
Average short-term borrowings decreased $4.70 million or 2.50% for the third quarter of 2021 compared to the same period in 2020. Interest paid on short-term borrowings decreased 13 basis points. Interest paid on subordinated notes decreased seven basis points during the third quarter of 2021 from the same period a year ago due to a variable rate on one tranche. Average long-term debt and mandatorily redeemable securities balances decreased $0.16 million or 0.19%. Interest paid on long-term debt and mandatorily redeemable securities increased 63 basis points during the third quarter of 2021 from the same period in 2020 primarily due to higher rates during the quarter on mandatorily redeemable securities.

	Nine Months Ended
	September 30, 2021			September 30, 2020
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
ASSETS
Investment securities available-for-sale:
Taxable	$1,317,976	$12,676	1.29%	$994,035	$14,140	1.90%
Tax exempt(1)	33,792	578	2.29%	50,590	868	2.29%
Mortgages held for sale	13,094	260	2.65%	21,563	480	2.97%
Loans and leases, net of unearned discount(1)	5,480,229	176,684	4.31%	5,445,213	178,430	4.38%
Other investments	366,432	943	0.34%	73,050	951	1.74%
Total earning assets(1)	7,211,523	191,141	3.54%	6,584,451	194,869	3.95%
Cash and due from banks	76,103			70,475
Allowance for loan and lease losses	(140,800)			(123,790)
Other assets	456,293			495,820
Total assets	$7,603,119			$7,026,956

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$4,403,595	$9,652	0.29%	$4,183,502	$25,648	0.82%
Short-term borrowings	182,205	90	0.07%	193,934	427	0.29%
Subordinated notes	58,764	2,448	5.57%	58,764	2,543	5.78%
Long-term debt and mandatorily redeemable securities	81,286	2,030	3.34%	80,427	2,122	3.52%
Total interest-bearing liabilities	4,725,850	14,220	0.40%	4,516,627	30,740	0.91%
Noninterest-bearing deposits	1,818,271			1,474,807
Other liabilities	111,750			144,393
Shareholders’ equity	902,907			861,366
Noncontrolling interests	44,341			29,763
Total liabilities and equity	$7,603,119			$7,026,956
Less: Fully tax-equivalent adjustments		(350)			(416)
Net interest income/margin (GAAP-derived)(1)		$176,571	3.27%		$163,713	3.32%
Fully tax-equivalent adjustments		350			416
Net interest income/margin - FTE(1)		$176,921	3.28%		$164,129	3.33%

(1) See “Reconciliation of Non-GAAP Financial Measures” at the end of this section for additional information on this performance measure/ratio.

Nine Months Ended September 30, 2021 compared to the Nine Months Ended September 30, 2020
The taxable-equivalent net interest income for the nine months ended September 30, 2021 was $176.92 million, an increase of 7.79% over the same period in 2020. The net interest margin on a fully taxable-equivalent basis was 3.28% compared to a net interest margin of 3.33% for the same period in 2020.
During the nine month period ended September 30, 2021, average earning assets increased $627.07 million, up 9.52% over the comparable period in 2020. Average interest-bearing liabilities increased $209.22 million or 4.63%. The yield on average earning assets decreased 41 basis points to 3.54% from 3.95% primarily due to lower rates on investment securities and other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank (FHLB) stock and commercial paper. Total cost of average interest-bearing liabilities decreased 51 basis points to 0.40% from 0.91% as a result of the lower interest rate environment. The result to the net interest margin, or the ratio of net interest income to average earning assets, was a decrease of five basis points due to the impact of aforementioned government programs.
The largest contributor to the reduced yield on average earning assets for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, was a decrease in yields on investment securities of 61 basis points and other investments of 140 basis points primarily due to the low interest rate environment as the Federal Reserve continues to support the economic recovery from the pandemic. The yield on net loans and leases was positively impacted by 12 basis points due to recognition of unearned fees on PPP loans which have been forgiven by the SBA offset by PPP loan balances outstanding which earn interest at 1.00%. Average net loans and leases increased $35.02 million or 0.64% primarily due to average PPP loans of $357.28 million compared to average PPP loans of $339.24 million in 2020 in the commercial and agricultural loan portfolio. Total average investment securities increased $307.14 million or 29.40% with the largest increases in U.S. treasury and federal agency securities and mortgage-backed securities due to continued investment of excess liquidity. Average mortgages held for sale decreased $8.47 million or 39.28%. Average other investments increased $293.38 million or 401.62% from the third quarter of 2020. The majority of the increase was attributable to excess liquidity held at the Federal Reserve Bank.
Average interest-bearing deposits increased $220.09 million or 5.26% for the first nine months of 2021 over the same period in 2020 primarily due to the impact of government stimulus programs on consumer savings levels. The effective rate paid on average interest-bearing deposits decreased 53 basis points to 0.29% from 0.82%. The decrease in the average cost of interest-bearing deposits was primarily the result of lower rates and a shift in the deposit mix from 2020. Average noninterest-bearing deposits grew $343.46 million or 23.29% for the first nine months of 2021 over the same period in 2020 primarily due to PPP loan fundings as business customers remain cautious with their funds and spending.
Average short-term borrowings decreased $11.73 million or 6.05% for the first nine months of 2021 compared to the same period in 2020. Interest paid on short-term borrowings decreased 22 basis points. Interest paid on subordinated notes decreased 21 basis points due to a variable rate on one tranche. Average long-term debt and mandatorily redeemable securities balances increased $0.86 million or 1.07%. Interest paid on long-term debt and mandatorily redeemable securities decreased 18 basis points due to lower rates on mandatorily redeemable securities.
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

		Three Months Ended			Nine Months Ended
(Dollars in thousands)		September 30, 2021	June 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Calculation of Net Interest Margin
(A)	Interest income (GAAP)	$66,729	$61,770	$62,917	$190,791	$194,453
	Fully tax-equivalent adjustments:
(B)	- Loans and leases	79	80	78	240	251
(C)	- Tax-exempt investment securities	32	38	50	110	165
(D)	Interest income - FTE (A+B+C)	66,840	61,888	63,045	191,141	194,869
(E)	Interest expense (GAAP)	4,505	4,835	8,049	14,220	30,740
(F)	Net interest income (GAAP) (A–E)	62,224	56,935	54,868	176,571	163,713
(G)	Net interest income - FTE (D–E)	62,335	57,053	54,996	176,921	164,129
(H)	Annualization factor	3.967	4.011	3.978	1.337	1.336
(I)	Total earning assets	$7,404,252	$7,264,886	$6,841,720	$7,211,523	$6,584,451
	Net interest margin (GAAP-derived) (F*H)/I	3.33%	3.14%	3.19%	3.27%	3.32%
	Net interest margin - FTE (G*H)/I	3.34%	3.15%	3.20%	3.28%	3.33%

PROVISION AND ALLOWANCE FOR CREDIT LOSSES
The provision for credit losses for the three and nine months ended September 30, 2021 was a recovery of $2.56 million and $3.19 million compared to a provision for credit losses in the three and nine months ended September 30, 2020 of $9.30 million and $31.03 million. Net charge-offs of $0.04 million or 0.00% of average loans and leases were recorded for the third quarter 2021, compared to net charge-offs of $3.77 million or 0.26% of average loans and leases for the same quarter a year ago. Year-to-date net charge-offs of $3.71 million or 0.09% of average loans and leases have been recorded in 2021, compared to net charge-offs of $5.47 million or 0.13% of average loans and leases through September 30, 2020. Net charge-offs in 2021 were principally in the bus sector of the auto and light truck portfolio and were generally previously designated as special attention and placed in a pool of other loans with similar risk characteristics.
The recovery of provision for credit losses for the three months ended September 30, 2021 was principally driven by improving credit quality as exemplified by few downgrades to special attention and several upgrades from special attention. We remain concerned about the long-term prospects for our bus segment and potential risks in our small business portfolio as financial relief provided by government programs afforded to our lending clients dissipates and the return to normal revenue and employment levels slows. COVID-19 related loan modifications are discussed in the “COVID-19 Impact” section above. The $124.25 million decrease in outstanding loan balances this quarter was attributable to a $143.47 million decrease in PPP loans partially offset by a $19.22 million increase in loan outstandings in our core loan products. As of quarter-end, PPP loans total $171.62 million and necessitate minimal reserves as the program carries a 100% SBA guarantee and a debt forgiveness component. Impairment reserves for assets individually evaluated further decreased this quarter and continue to be a small component of our overall allowance.
We continue to evaluate risks which may impact our loan portfolios. Most notably, the pandemic and related economic disruptions dominated our risk analysis over the past seven quarters. We remain concerned that geopolitical events, particularly in the aftermath of the pandemic, will have the potential to negatively impact the U.S. economy. Congress is working through spending initiatives and is facing several challenges. Additional current concerns include slower growth projections for world economies and the sharp decline in global trade growth exacerbated by trade and supply chain concerns raised during the pandemic and ongoing tariff disputes, particularly between China and the U.S. Political uncertainty continues in Latin America, with governments facing increased pressures from the pandemic which has caused escalating social tensions and rising unemployment. Corruption scandals persist, fueling U.S. border concerns. Globally, concerns continue to be heightened due to actual and potential terrorist attacks.
Another area of concern continues to be our aircraft portfolio where we have a collateral concentration and $203 million of foreign exposure, the majority of which is in Mexico and Brazil. We review political and economic data for these countries on a regular basis to assess the impact the environment may have on our customers. Historically, we have experienced volatile and unanticipated losses in both the foreign and domestic segments of our aircraft portfolios. Losses have been primarily attributable to unexpected declines in the value of specific aircraft collateral at a time when the borrower is experiencing financial difficulties. We review and assess aircraft values on an ongoing basis and use a tiered approach to establish advance rates and amortization schedules in an effort to limit collateral exposure. We continue to monitor individual customer performance and assess risks in the portfolio as a whole.

On September 30, 2021, 30 day and over loan and lease delinquencies as a percentage of loan and lease balances were 0.20%, compared to 0.29% on September 30, 2020. The allowance for loan and lease losses as a percentage of loans and leases outstanding at the end of the period was 2.50% compared to 2.43% one year ago. The allowance as a percentage of loans and leases outstanding, net of PPP loans, was 2.58% compared to 2.73% at December 31, 2020 and 2.69% at September 30, 2020. The year-to-date increase in the allowance of seven basis points as a percent of loans and leases outstanding was primarily due to qualitative adjustment factors related to COVID-19 concerns and forecast factor adjustments as part of the current expected credit losses (CECL) methodology. A summary of loan and lease loss experience during the three and nine months ended September 30, 2021 and 2020 is located in Note 5 of the Consolidated Financial Statements.
NONPERFORMING ASSETS
The following table shows nonperforming assets.

(Dollars in thousands)	September 30, 2021	December 31, 2020	September 30, 2020
Loans and leases past due 90 days or more	$96	$115	$81
Nonaccrual loans and leases	43,166	60,388	70,595
Other real estate	—	359	303
Repossessions	690	1,976	4,639
Equipment owned under operating leases	1,598	1,695	136
Total nonperforming assets	$45,550	$64,533	$75,754
Nonperforming assets as a percentage of loans and leases were 0.84% at September 30, 2021, 1.16% at December 31, 2020, and 1.33% at September 30, 2020. Excluding PPP loans, nonperforming assets as a percentage of loan and leases were 0.87% at September 30, 2021, 1.24% at December 31, 2020, and 1.48% at September 30, 2020. Nonperforming assets totaled $45.55 million at September 30, 2021, a decrease of 29.42% from the $64.53 million reported at December 31, 2020, and a 39.87% decrease from the $75.75 million reported at September 30, 2020. The decrease in nonperforming assets during the first nine months of 2021 was related to continued recovery from the pandemic which has led to lower nonaccrual loans and leases and and reduced repossessions. The decrease in nonperforming assets at September 30, 2021 from September 30, 2020 was related to a decrease in nonaccrual loans and leases and lower repossessions offset by increased equipment owned under operating leases.
The decrease in nonaccrual loans and leases at September 30, 2021 from December 31, 2020 and from September 30, 2020 occurred primarily in the auto rental division of the auto and light truck portfolio and the construction equipment portfolio offset by increases in the bus division of the auto and light truck portfolio. A summary of nonaccrual loans and leases and past due aging for the period ended September 30, 2021 and December 31, 2020 is located in Note 4 of the Consolidated Financial Statements.
Other real estate is the result of foreclosing on real estate in the local market for which we have a current appraisal and are well secured.
Repossessions consisted mainly of buses in the auto and light truck portfolio as of September 30, 2021. At the time of repossession, the recorded amount of the loan or lease is written down to the fair value of the equipment or vehicle by a charge to the allowance for loan and lease losses or other income, if a positive adjustment, unless the equipment is in the process of immediate sale. Any subsequent fair value write-downs or write-ups, to the extent of previous write-downs, are included in noninterest expense. The decrease in repossession balances at September 30, 2021 compared to September 30, 2020 was primarily the result of the sale of repossessed aircrafts.

The following table shows a summary of other real estate and repossessions.

(Dollars in thousands)	September 30, 2021	December 31, 2020	September 30, 2020
Commercial and agricultural	$—	$—	$—
Solar	—	—	—
Auto and light truck	687	1,120	714
Medium and heavy duty truck	—	—	—
Aircraft	—	750	3,750
Construction equipment	—	—	152
Commercial real estate	—	303	303
Residential real estate and home equity	—	56	—
Consumer	3	106	23
Total	$690	$2,335	$4,942
For financial statement purposes, nonaccrual loans and leases are included in loan and lease outstandings, whereas repossessions and other real estate are included in other assets.
NONINTEREST INCOME
The following table shows the details of noninterest income.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Noninterest income:
Trust and wealth advisory	$5,886	$5,153	733	14.22%	$17,833	$15,590	2,243	14.39%
Service charges on deposit accounts	2,767	2,336	431	18.45%	7,722	6,851	871	12.71%
Debit card	4,570	4,019	551	13.71%	13,506	10,993	2,513	22.86%
Mortgage banking	3,149	6,474	(3,325)	(51.36)%	9,909	12,125	(2,216)	(18.28)%
Insurance commissions	1,862	1,825	37	2.03%	5,698	5,401	297	5.50%
Equipment rental	3,946	5,593	(1,647)	(29.45)%	12,830	18,213	(5,383)	(29.56)%
(Losses) gains on investment securities available-for-sale	—	—	—	NM	(680)	279	(959)	NM
Other	3,317	2,641	676	25.60%	9,446	8,452	994	11.76%
Total noninterest income	$25,497	$28,041	(2,544)	(9.07)%	$76,264	$77,904	(1,640)	(2.11)%
NM = Not Meaningful
Trust and wealth advisory fees (which include investment management fees, estate administration fees, mutual fund fees, annuity fees, and fiduciary fees) increased during the three and nine months ended September 30, 2021 compared with the same periods a year ago. Trust and wealth advisory fees are largely based on the number and size of client relationships and the market value of assets under management. The market value of trust assets under management at September 30, 2021, December 31, 2020, and September 30, 2020 was $5.09 billion, $4.74 billion, and $4.30 billion, respectively. Strong stock market performance in the first half of 2021 helped improve the market value of trust assets under management.
Service charges on deposit accounts increased for the three and nine months ended September 30, 2021 over the comparable periods in 2020. The increase in service charges on deposit accounts primarily reflects a higher volume of customer ATM fees and increased business deposit account fees. Increasing vaccination rates have led to a corresponding improvement in consumer and business activity.
Debit card income improved in the three and nine months ended September 30, 2021 over the same periods a year ago. The majority of the improvement in debit card income was the result of an increased volume of debit card transactions as the economy reopened and consumer activity increased.
Mortgage banking income decreased in the three and nine months ended September 30, 2021 as compared to the same periods in 2020. The decrease during the third quarter and first nine months of 2021 compared to last year was primarily caused by a lower volume of sales on loans originated for the secondary market offset by the recognition of $0.81 million in impairment recoveries on our mortgage servicing rights.
Insurance commissions were relatively flat during the three months ended September 30, 2021 compared to the same period a year ago and were higher during the nine months ended September 30, 2021 over the same period a year ago. The increase during the first nine months of 2021 was mainly due to increased contingent commissions received.

Equipment rental income decreased for the three and nine months ended September 30, 2021 over the comparable periods in 2020. The decline was the result of a reduction in leasing volume primarily in the construction equipment and auto and light truck portfolios resulting in the average equipment rental portfolio decreasing by 30.4% over the same period a year ago due to changing customer preferences.
Losses on investment securities available-for-sale during the nine months ended September 30, 2021 were primarily the result of repositioning the portfolio. Gains during the first nine months of 2020 were primarily from the sale of a corporate security in managing portfolio risk.
Other income increased for the three and nine months ended September 30, 2021 compared to the comparable periods in 2020. The increase during the third quarter of 2021 compared to the same period one year ago was primarily a result of higher partnership investment gains and increased brokerage fees and commissions offset by reduced bank owned life insurance policy claims. The increase during the nine months ended September 30, 2021 compared to the same period last year was primarily the result of higher partnership investment gains and increased brokerage fees and commissions offset by lower bank owned life insurance policy claims and fewer customer swap fees.
NONINTEREST EXPENSE
The following table shows the details of noninterest expense.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$26,974	$25,609	1,365	5.33%	$77,680	$74,009	3,671	4.96%
Net occupancy	2,654	2,512	142	5.65%	7,900	7,737	163	2.11%
Furniture and equipment	6,444	6,247	197	3.15%	19,239	18,912	327	1.73%
Depreciation – leased equipment	3,239	4,694	(1,455)	(31.00)%	10,562	15,263	(4,701)	(30.80)%
Professional fees	1,815	2,041	(226)	(11.07)%	5,574	4,741	833	17.57%
Supplies and communication	1,427	1,305	122	9.35%	4,332	4,329	3	0.07%
FDIC and other insurance	396	868	(472)	(54.38)%	1,833	1,755	78	4.44%
Business development and marketing	4,465	923	3,542	NM	6,813	3,403	3,410	NM
Loan and lease collection and repossession	(585)	1,054	(1,639)	NM	30	2,655	(2,625)	(98.87)%
Other	1,235	1,790	(555)	(31.01)%	3,439	5,599	(2,160)	(38.58)%
Total noninterest expense	$48,064	$47,043	1,021	2.17%	$137,402	$138,403	(1,001)	(0.72)%
NM = Not Meaningful
Salaries and employee benefits increased during the three and nine months ended September 30, 2021 compared to the same periods in 2020. The increase was mainly due to higher base salaries as a result of normal merit increases, increased incentive compensation, and a rise in company contributions to employee retirement accounts.
Net occupancy expense was higher during the three and nine months ended September 30, 2021 compared to the same periods a year ago due to increased premises repairs and cleaning offset by reduced lease expenses.
Furniture and equipment expense, including depreciation, rose slightly during the three and nine months ended September 30, 2021 compared to the same periods a year ago. Furniture and equipment expense was higher in 2021 mainly due to higher software maintenance costs offset by a decrease in furniture and equipment depreciation.
Depreciation on leased equipment decreased for the three and nine months ended September 30, 2021 compared to the same periods in 2020. Depreciation on leased equipment correlates with the decrease in equipment rental income.
Professional fees decreased during the third quarter and increased during the first nine months of 2021 compared to the same periods a year ago. The reduction during the third quarter compared to last year was mainly the result of lower professional consulting fees. The increase during the first nine months of 2021 compared to 2020 was primarily due to higher legal fees.
Supplies and communication increased during the third quarter and was relatively flat during the first nine months of 2021 compared to the same periods a year ago. The third quarter increase was primarily the result of higher postage and shipping costs.

FDIC and other insurance was lower during the three months ended September 30, 2021 and higher during the first nine months of 2021 compared to the same periods in 2020. The decrease in the third quarter of 2021 was mainly due to a one-time $0.38 million recovery of an incurred but not reported insurance reserve. The increase during the first nine months of 2021 was primarily due to FDIC insurance premium credits recognized during the first nine months of 2020 which were not present in 2021 offset by the aforementioned one-time recovery of an incurred but not reported insurance reserve.
Business development and marketing expense rose during the third quarter of 2021 and the first nine months of 2021 compared to the same periods a year ago. The increase during the third quarter and first nine months of 2021 compared to 2020 was mainly due to a charitable contribution of $3.00 million made during the third quarter of 2021 and increased business meals, entertainment and travel opportunities tied to fewer COVID-19 restrictions.
Loan and lease collection and repossession expense decreased during the third quarter and first nine months of 2021 compared to the same periods in 2020. The decrease was mainly due to lower general collection and repossession expenses, increased gains on the sale of repossessed assets and fewer valuations adjustments made to repossessed assets as credit quality improves.
Other expenses were lower during the third quarter and first nine months of 2021 compared to the same periods in 2020. The decrease during the third quarter and year-to-date was primarily the result of a reduced provision for interest rate swaps with customers and a decrease in the provision for unfunded loan commitments as credit quality improves offset by lower gains on the sale of operating lease equipment.
INCOME TAXES
The provision for income taxes for the three and nine month periods ended September 30, 2021 was $9.74 million and $27.80 million, compared to $6.51 million and $17.19 million for the same periods in 2020. The effective tax rate was 23.06% and 24.50% for the quarter ended September 30, 2021 and 2020, respectively and 23.43% and 23.81% for the first nine months ended September 30, 2021 and 2020, respectively. The decrease in the quarterly effective tax rate was due to a slight increase in the tax provision for state income taxes during the third quarter of 2020 which was not present in the third quarter of 2021.
ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risks faced by 1st Source since December 31, 2020. For information regarding our market risk, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2020.
ITEM 4.
CONTROLS AND PROCEDURES
As of the end of the period covered by this report an evaluation was carried out, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2021, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the third fiscal quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.        Legal Proceedings.
1st Source and its subsidiaries are involved in various legal proceedings that are inherent risks of, or incidental to, the conduct of our businesses. Management does not expect the outcome of any such proceedings will have a material adverse effect on our consolidated financial position or results of operations. One such proceeding involves the consolidated bankruptcy cases of IOI Integrated Systems, Inc., its affiliates (collectively, “IOI”) and the owner of IOI, Najeeb Khan. The consolidated cases commenced in August 2019 and are pending in the United States Bankruptcy Court, Western District of Michigan, Southern Division. IOI and Mr. Khan were customers of 1st Source Bank. Mr. Khan was also a director of 1st Source and 1st Source Bank until his resignation on July 9, 2019. The liquidating trustee of the consolidated bankruptcy estates has alleged Mr. Khan misappropriated funds of IOI over many years for his own benefit and to the detriment of IOI creditors. The trustee is investigating whether various banks and other third parties, including 1st Source Bank, may have liability because of prior business relationships with IOI and/or Mr. Khan. The trustee’s focus regarding the Bank is on transaction activity in respective deposit accounts of Mr. Khan and entities controlled by Mr. Khan at the Bank. The Bank is fully cooperating with the trustee’s information requests. The Bank will vigorously defend any claim that it was involved with and/or benefited from the alleged misconduct of Mr. Khan and/or IOI.
ITEM 1A.    Risk Factors.
There have been no material changes in risks faced by 1st Source since December 31, 2020. For information regarding our risk factors, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2020.
ITEM 2.        Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs
July 01 - 31, 2021	13,720	$44.38	13,720	1,986,280
August 01 - 31, 2021	123,884	46.12	123,884	1,862,396
September 01 - 30, 2021	72,526	46.15	72,526	1,789,870

* 1st Source maintains a stock repurchase plan that was authorized by the Board of Directors on July 22, 2021. Under the terms of the plan, 1st Source may repurchase up to 2,000,000 shares of its common stock from time to time to mitigate the potential dilutive effects of stock-based incentive plans and other potential uses of common stock for corporate purposes. Since the inception of the plan, 1st Source has repurchased a total of 210,130 shares.
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

1st Source Corporation

DATE	October 21, 2021	/s/ CHRISTOPHER J. MURPHY III
Christopher J. Murphy III Chairman of the Board, President and CEO

DATE	October 21, 2021	/s/ BRETT A. BAUER
Brett A. Bauer Treasurer and Chief Financial Officer Principal Accounting Officer