Form 10-K
period 2021-12-31
1ST SOURCE CORP
filed 2022-02-17
CIK 34782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2021 was $906,733,159
The number of shares outstanding of each of the registrant’s classes of stock as of February 11, 2022: Common Stock, without par value — 24,750,203 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2022 Proxy Statement for the 2022 annual meeting of shareholders to be held April 21, 2022, are incorporated by reference into Part III.

Part I
Item 1. Business.
1ST SOURCE CORPORATION
1st Source Corporation, an Indiana corporation incorporated in 1971, is a bank holding company headquartered in South Bend, Indiana that provides, through its subsidiaries (collectively referred to as “1st Source”, “we”, and “our”), a broad array of financial products and services. 1st Source Bank (“Bank”), its banking subsidiary, offers commercial and consumer banking services, trust and wealth advisory services, and insurance to individual and business clients through most of our 79 banking center locations in 18 counties in Indiana and Michigan and Sarasota County in Florida. 1st Source Bank’s Specialty Finance Group, with 18 locations nationwide, offers specialized financing services for construction equipment, new and pre-owned private and cargo aircraft, and various vehicle types (cars, trucks, vans) for fleet purposes. While our lending portfolio is concentrated in certain equipment types, we serve a diverse client base. We are not dependent upon any single industry or client. At December 31, 2021, we had consolidated total assets of $8.10 billion, total loans and leases of $5.35 billion, total deposits of $6.68 billion, and total shareholders’ equity of $916.26 million.
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
Renewable Energy Financing — 1st Source Bank provides financing for commercial solar projects across the contiguous United States, with a focus in the Northeast and Midwest states. 1st Source Bank’s approach provides solar developers with one-stop shop financing including construction loans, permanent loans, and tax equity investments for community solar, commercial and industrial, small utility scale, university, and municipal projects. Project sizes generally range from five megawatts to 20 megawatts.
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
Specialty Finance Group Services — 1st Source Bank, through its Specialty Finance Group, provides a broad range of comprehensive equipment loan and lease products addressing the financing needs of a broad array of companies. This group can be broken down into four areas: construction equipment; new and pre-owned aircraft; auto and light trucks; and medium and heavy duty trucks.
Construction equipment financing includes financing of equipment (i.e., asphalt and concrete plants, bulldozers, excavators, cranes and loaders, etc.) to the construction industry. Construction equipment finance receivables generally range from $50,000 to $25 million with fixed or variable interest rates and terms of one to ten years.

Aircraft financing consists of financings for new and pre-owned general aviation aircraft (including helicopters) for private and corporate aircraft users, aircraft distributors and dealers, air charter operators, air cargo carriers, and other aircraft operators. For many years, on a limited and selective basis, 1st Source Bank has provided international aircraft financing, primarily in Mexico and Brazil. Aircraft finance receivables generally range from $500,000 to $20 million with fixed or variable interest rates and terms of one to ten years.
The auto and light truck division (including specialty vehicles such as step vans, vocational work trucks, motor coaches, shuttle buses and funeral cars) consists of fleet financings to automobile and light truck rental companies, commercial leasing companies, and single unit to fleet financing for users of specialty vehicles. The auto and light truck finance receivables generally range from $50,000 to $35 million with fixed or variable interest rates and terms of one to eight years.
The medium and heavy duty truck division provides fleet financing for highway tractors, medium duty trucks and trailers to the commercial trucking industry. Medium and heavy duty truck finance receivables generally range from $50,000 to $25 million with fixed or variable interest rates and terms of three to seven years.
In addition to loan and lease financings during 2021, the group had average total deposit account balances of approximately $231 million.
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
CONSOLIDATED VARIABLE INTEREST SUBSIDIARIES
1st Source Bank is the managing general partner in the following subsidiaries that have interests in tax-advantaged investments with third parties: 1st Source Solar 2, LLC, 1st Source Solar 3, LLC, 1st Source Solar 4, LLC, 1st Source Solar 5, LLC, 1st Source Solar 6, LLC and 1st Source Solar 7, LLC.
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
HUMAN CAPITAL
At December 31, 2021, we had approximately 1,130 colleagues on a full-time equivalent basis. As a service-driven business, our long-term success depends on our people. And as the Company grows, the importance of our talent strategy has only intensified. For these reasons, we are committed to taking a multi-dimensional approach to talent and culture.
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
Diversity, Equity and Inclusion — At 1st Source, we cultivate and advance diversity in all forms as part of building a strong culture, a culture in which inclusion and belonging are paramount, and where all of our colleagues strive to be open and inclusive leaders and teammates. Our culture is what unifies our colleagues across our diverse business model, ensures we are best positioned to serve our diverse clients and propels our continuous evolution. In 2021, Forbes Magazine recognized the Company again as one of America’s best employers for veterans which included our approach to diversity and inclusion. While we appreciate such recognition, we are committed to continuous improvement in this area.
Oversight of Our Progress — Senior-level oversight and ongoing monitoring are critical to informing and improving our recruiting and development practices as we seek to continually create a more inclusive and diverse organization. We are proud of a 50+ year tradition since 1st Source became independent again in 1971 supported by consistent leadership of a Board representative of racial, ethnic, gender, and experiential diversity. This was highlighted in 2021 as two of our board members, Melody Birmingham and Tracy Graham, were recognized by Savoy Magazine on their list of Most Influential Black Corporate Directors.
Transparency and Accountability — We reinforce oversight and monitoring by, among other things, setting annual goals for diversity, equity and inclusion in our primary performance incentive plans. In 2021, all employees completed a required series of facilitated training sessions on unconscious bias. In addition, with our workforce, we track and monitor voluntarily disclosed diversity data to review hiring, promotion and attrition at the Company, regional and functional levels. We also review performance data and promotion and compensation information to ensure fair and objective decision-making. During our regular reviews of each business unit, senior management engages in focused conversations with each business about their plans and progress in professional development of their teams and with respect to diversity and inclusion.
Talent Vision and Strategy — Our people and culture are critical to the Company’s long-term success. As such, our talent vision and strategy focus on:
•Ensuring every candidate selected has a desire to serve others and demonstrates our unique service delivery model in their personal reoccurring patterns of behavior.
•Enabling change management and performance teams that generate career opportunities for our people and create future leaders of the firm.
•Creating an environment of inclusion, belonging and diversity, where we work with purpose and everyone feels seen, heard, and engaged.
•Promoting emotional ownership and partnership throughout the Company.
Our talent vision and strategy must be implemented in the context of an evolving business with accelerating velocity of change. To reflect the ongoing transformation in our industry, we are focused on:
•Reinforcing our culture and diversity as a source of competitive advantage.
•Delivering a consistent, fair, and high-quality experience for our people.
•Designing an organizational model that supports our diversified lines of business and growing technology capabilities.
•Developing a scalable technology platform to effectively deploy and manage our people. processes, and technologies.

Talent Development — We believe a critical driver of our firm’s future growth is our ability to grow leaders. We are committed to identifying and developing talent to help our colleagues accelerate their growth and achieve their career goals. We provide developmental opportunities for our colleagues through a robust set of formal and informal programs.
•1st Source University focuses on enabling colleagues to build skills and knowledge in specific facets of our business. These educational experiences and resources include topics such as client relationships, technology, investments, compliance, leadership and management, and professional development.
•The 1st Source L.E.A.D. program is a set of immersive experiences and collaborative interactions, developing leadership capability over a fourteen-month period. The program is built around a series of best-in-class leadership principles and their application by participants as they lead their current teams.
•The Business of Banking is a year-long set of presentations for new colleagues and early career program participants to share resources and experiences designed to help colleagues explore our history and engage in shaping our future.
•1st Source Mastery Programs provide a deep dive into skill development and mastery of specific roles to enhance role competencies and increase levels of overall performance. These mastery programs are designed to deliver increased levels of outstanding client service by our colleagues, continually differentiating our service above our competitors over time. They also increase talent/diversity attraction, engagement, and retention for the long term.
•The Commercial Banker Development Program is a two-year rotational program for recent college graduates designed to expose participants to fundamentals of commercial banking, including the funding and pricing of commercial loans, credit analysis and relationship sales.
•The Customer Service Representative Career Development Program is a structured approach to developing and improving one’s career serving clients in our Banking Centers.
•The Tuition Reimbursement Program reflects our philosophy of continuous learning and provides for reimbursement of tuition related expenses incurred through approved and accredited public and private not-for-profit institutions of higher education.
•The IVY Tech Bank Cohort Education Program was developed and made available through a partnership between the Company and IVY Tech Community College to provide opportunities for obtaining a college degree among colleagues in the hourly and lower-level salaried workforce. This newly developed program has been an important investment in education and has an undeniable jumpstart effect. We have moved from a low of 16 colleagues attending eight colleges and universities in the year prior to the program creation, to now almost 50 colleagues who are attending 22 different schools. Many in our first cohort of students have gone on to obtain their bachelor’s degree and found success in new growth opportunities at 1st Source.
•The Banking Apprentice Program attracts locally embedded diverse high school graduates and rising seniors to work for the Company and experience the pride and fulfillment to be found in serving others and introduce them to the business of banking.
•New Employee Orientation introduces new colleagues to our history, vision, mission, and values.
•We engage in talent review and succession planning continuously but engage in a formal review annually to reaffirm existing and identify new high potential, talented and diverse colleagues as we strive to deepen, enhance, and diversify our leadership bench. We then implement multi-year individual development plans for these colleagues which include special assignments, structured learning, assessments, external coaching, sponsorship and hands-on work, and a blend of full cohort, small group, and individually tailored development opportunities.
•As noted above, all employees in 2021 completed a multi-module unconscious bias training program which gave us an opportunity to collectively work together to identify and address our biases that will improve our interactions and make us a stronger organization.
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
Capital Standards — The federal bank regulatory agencies use capital adequacy guidelines in their examination and regulation of bank holding companies and banks. If capital falls below the minimum levels established by these guidelines, a bank holding company or bank must submit an acceptable plan for achieving compliance with the capital guidelines and, until its capital sufficiently improves, will be subject to denial of applications and appropriate supervisory enforcement actions. For banks, the FDIC’s prompt corrective action regulations establish five capital levels for financial institutions (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”), and impose mandatory regulatory scrutiny and limitations on institutions that are less than adequately capitalized. At December 31, 2021, the Bank was categorized as “well capitalized,” meaning that our total risk-based capital ratio exceeded 10.00%, our Tier 1 risk-based capital ratio exceeded 8.00%, our common equity Tier 1 risk-based capital ratio exceeded 6.50%, our leverage ratio exceeded 5.00%, and we are not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. The various regulatory capital requirements that we are subject to are disclosed in Part II, Item 8, Financial Statements and Supplementary Data — Note 20 of the Notes to Consolidated Financial Statements.
As of December 31, 2021, we were in compliance with all applicable regulatory capital requirements and guidelines.
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
Dividends — The ability of the Bank to pay dividends is limited by state and federal laws and regulations that require the Bank to obtain the prior approval of the DFI and the FRB Chicago before paying a dividend that, together with other dividends it has paid during a calendar year, would exceed the sum of its net income for the year to date combined with its retained net income for the previous two years. The amount of dividends the Bank may pay may also be limited by certain covenant agreements and by the principles of prudent bank management. See Part II, Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for further discussion of dividend limitations.
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
We may be adversely affected by climate change and related legislative and regulatory initiatives — Political and social attention to the issue of climate change has increased. Federal and state legislatures and regulatory agencies continue to propose and advance numerous legislative and regulatory initiatives seeking to mitigate the effects of climate change. As a financial institution, it is unclear how future governmental regulations and shifts in business trends resulting from increased concern about climate change will affect our operations; however, natural or man-made disasters and severe weather events may cause operational disruptions and damage to both our properties and properties securing our loans. Losses resulting from these disasters and severe weather events may make it more difficult for borrowers to timely repay their loans. Additionally, our customers who finance vehicles and equipment reliant on fossil fuels could face cost increases, asset value reductions, operating process changes, and the like. If these events occur, we may experience a decrease in the value of our loan and lease portfolio and our revenue, and may incur additional operational expenses, each of which could have a material adverse effect on our financial condition and results of operations.
Market Risks
We may be adversely affected by the world-wide coronavirus (COVID-19) pandemic — The coronavirus (COVID-19) outbreak that began during 2020 has continued to have an adverse impact on certain of our customers directly or indirectly. Entire industries within our loan and lease portfolio such as buses, auto rental and hotels were immediately impacted due to reduced demand related to quarantines and travel re strictions. Other industries within our loan and lease portfolio or the communities we serve are likely to experience similar prolonged disruptions and economic hardships as the current coronavirus pandemic persists. In addition, such events affect the stability of our deposit base, lead to mass layoffs and furloughs which could impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, result in lost revenue or cause us to incur additional expenses.
Additionally, the Federal Reserve reduced interest rates substantially during 2020 in an attempt to boost consumer spending due to the coronavirus pandemic which could have a sustained negative impact on our results of operations. Pandemic related disruptions in labor markets and upended global supply chains have led to the emergence of high inflation which may not subside until societies feel assured future outbreaks can be reasonably contained.
Even with operational precautions we have implemented such as mask utilization, social distancing and disinfection of surfaces, the continued spread or prolonged impact of the coronavirus could negatively impact the availability of key personnel or significant numbers of our staff, who are necessary to conduct our business. Such a continued spread or outbreak could also impact the business and operations of third party service providers who perform critical services for our business. Similarly, the adverse impacts already seen by our commercial and retail customers from the pandemic, may be exacerbated or more prolonged than we currently anticipate. If new coronavirus variants continue to form and spread and containment and mitigation responses are unable to curtail the global impact of the coronavirus pandemic for a prolonged period of time, we could experience a material adverse effect on our business, financial condition, and results of operations.

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
We may be adversely impacted by the transition away from LIBOR as a reference interest rate — The London Interbank Offered Rate (“LIBOR”) is a short-term interest rate used as a pricing reference for loans, derivatives and other financial instruments. In July 2017, the United Kingdom Financial Conduct Authority, which regulates the process for establishing LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. In November 2020, the Federal Reserve, FDIC and OCC issued a joint statement confirming that the lesser used one-week and two-month USD LIBOR settings would cease publication at the end of 2021, but the remaining USD LIBOR settings would continue publication until June 30, 2023 to better facilitate an orderly transition. The agencies also stated that the act of entering into new contracts that use USD LIBOR as a reference rate after December 31, 2021 would create safety and soundness risks. The exact impact this ongoing transition will have on financial markets and their individual participants is not currently known. Various substitute benchmarks are developing in the marketplace but at this time it is not feasible to predict exactly which of these will emerge as enduring substitutes for LIBOR.
We convened a transition committee in 2019 to monitor market developments and implement a transition plan. Existing loans impacted by the transition are actively tracked, appropriate legal fallback language has been created and incorporated into documentation where appropriate and we are an adhering party to the ISDA IBOR Fallbacks Protocol. In 2021, we began to utilize other interest rate benchmarks to remain in alignment with the regulatory prohibitions of originating LIBOR-denominated loans in 2022, and are continuing our transition efforts.
As of December 31, 2021, we have approximately $1.1 billion of loans and other financial instruments with attributes that are either directly or indirectly influenced by LIBOR. The impact of the transition away from LIBOR may adversely affect revenues, expenses and the value of those financial instruments. Such transition could result in litigation with counterparties impacted by the transition as well as increased regulatory scrutiny and other adverse consequences. Any replacement benchmark ultimately adopted as a substitute for LIBOR may behave differently than LIBOR in a manner detrimental to our financial performance. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operation.

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
Operational Risks
Our risk management framework could prove ineffective which could have a material adverse effect on our ability to mitigate risks and/or losses — We have established a risk management framework to identify and manage our risk exposure. This framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which we are subject, including, credit, market, liquidity, operational, legal/compliance, and reputational risks. Our framework also includes financial, analytical and forecasting modeling methodologies which involve significant management assumptions and judgment that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Additionally, our Board of Directors has adopted a risk appetite statement in consultation with management which sets forth certain thresholds and limits to govern our overall risk profile. There can be no assurance that our risk management framework will be effective under all circumstances or that it will adequately identify, manage or limit any risk of loss to us. Any such failure in our risk management framework could have a material adverse effect on our business, financial condition, and results of operations.
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
Technology security breaches — Information security risks have increased due to the sophistication and activities of organized crime, hackers, terrorists and other external parties and the use of online, telephone, and mobile banking channels by clients. Any compromise of our security could deter our clients from using our banking services. We rely on security systems to provide the protection and authentication necessary to secure transmission of data against damage by theft, fire, power loss, telecommunications failure or similar catastrophic event, as well as from security breaches, ransomware, denial of service attacks, viruses, worms, and other disruptive problems caused by hackers. Computer break-ins, phishing and other disruptions of customer or vendor systems could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure. We maintain a cyber insurance policy that is designed to cover a majority of loss resulting from cyber security breaches, but there is no assurance such coverage will be adequate to address all potential material adverse impacts.

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
Our investments and/or financings in certain tax-advantaged projects may not generate returns as anticipated and may have an adverse impact on our financial results — We invest and/or finance certain tax-advantaged projects promoting affordable housing, community redevelopment and renewable energy sources. Our investments in these projects are designed to generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, over specified time periods. We are subject to the risk that previously recorded tax credits will not be able to be fully realized. Such credits are subject to recapture by taxing authorities based on compliance features required to be met at the project level which may not be met. The possible inability to realize these tax credits and other tax benefits can have a negative impact on our financial results. The risk of not being able to realize the tax credits and other tax benefits depends on many factors outside of our control, including changes in the applicable tax code and the ability of the projects to be completed and properly managed.
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
In addition, increased focus on environmental, social and governance (“ESG”) issues could damage our reputation or prospects. Customers, prospective customers, investors or third parties assigning ESG ratings may believe that our practices, including our lending practices, are not sufficiently robust from an ESG perspective.
 Item 1B. Unresolved Staff Comments.
None
Item 2. Properties.
Our headquarters building is located in downtown South Bend, Indiana. The building is part of a larger complex, including a 300-room hotel and a 500-car parking garage. In September 2019, we extended the lease on this property through September 2027. As of December 31, 2021, 1st Source leases approximately 71% of the office space in this complex.
At December 31, 2021, we owned or leased property and/or buildings where 1st Source Bank’s 79 banking centers were located. Our facilities are located in Allen, DeKalb, Elkhart, Fulton, Huntington, Kosciusko, LaPorte, Marshall, Porter, Pulaski, St. Joseph, Starke, Tippecanoe, Wells, and Whitley Counties in the State of Indiana, Berrien, Cass, and Kalamazoo Counties in the State of Michigan, and Sarasota County in the state of Florida. 1st Source Bank also owns approximately 35 acres in St. Joseph County of which approximately 29 acres have been approved by the Board for development and construction of an operations and training facility. We are marketing the remaining six acres for sale. We anticipate moving forward with construction in 2022 subject to receiving appropriate agreements, approvals and authorizations from local city and county building and economic development authorities. Additionally, we utilize an operations center for business operations. The Bank leases additional property and/or buildings to and from third parties under lease agreements negotiated at arms-length.
Item 3. Legal Proceedings.
1st Source and our subsidiaries are involved in various legal proceedings that are inherent risks of, or incidental to, the conduct of our businesses. Management does not expect the outcome of any such proceedings will have a material adverse effect on our consolidated financial position or results of operations. One such proceeding involves the consolidated bankruptcy cases of IOI Integrated Systems, Inc., its affiliates (collectively, “IOI”) and the owner of IOI, Najeeb Khan. The consolidated cases commenced in August 2019 and are pending in the United States Bankruptcy Court, Western District of Michigan, Southern Division. IOI and Mr. Khan were customers of 1st Source Bank. Mr. Khan was also a director of 1st Source and 1st Source Bank until his resignation on July 9, 2019. The liquidating trustee of the consolidated bankruptcy estates has alleged Mr. Khan misappropriated funds of IOI over many years for his own benefit and to the detriment of IOI creditors. The trustee is investigating whether various banks and other third parties, including 1st Source Bank, may have liability because of prior business relationships with IOI and/or Mr. Khan. The trustee’s focus regarding the Bank is on transaction activity in respective deposit accounts of Mr. Khan and entities controlled by Mr. Khan at the Bank. The Bank has fully cooperated with the trustee’s information requests. The trustee has variously asserted that the Bank received avoidable transfers under applicable federal bankruptcy and state law by virtue of transactions involving deposit accounts of Mr. Khan and IOI, and that the Bank had actual knowledge of and aided and abetted Mr. Khan’s fraudulent activity. No claims have previously been formally served on the Bank. The trustee had filed a complaint but withheld service of process and agreed to stay prosecution through February 28, 2022. Management expects the trustee may formally commence litigation against various parties including the Bank during the first or second quarters of 2022. The Bank will vigorously defend any claim that it was involved with and/or benefited from the alleged misconduct of Mr. Khan and/or IOI.
Item 4. Mine Safety Disclosures.
None

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the NASDAQ Global Select Market under the symbol “SRCE.” As of February 11, 2022, there were 1,767 holders of record of 1st Source common stock.
Comparison of Five Year Cumulative Total Return*
Among 1st Source, Morningstar Market Weighted NASDAQ Index** and Peer Group Index***

330
300
270
240
210
180
150
120
90
60
2016
2017
2018
2019
2020
2021
100
100
100
130
112
109
126
93
91
172
123
119
250
106
99
305
147
125
1st Source Corporation
NASDAQ Index
SRCE Peer Group

* Assumes $100 invested on December 31, 2016, in 1st Source Corporation common stock, NASDAQ market index, and peer group index.
** The Morningstar Weighted NASDAQ Index Return is calculated using all companies which trade as NASD Capital Markets, NASD Global Markets or NASD Global Select. It includes both domestic and foreign companies. The index is weighted by the then current shares outstanding and assumes dividends reinvested. The return is calculated on a monthly basis.
*** The peer group is a market-capitalization-weighted stock index of 35 banking companies in Illinois, Indiana, Michigan, Ohio, and Wisconsin.
NOTE: Total return assumes reinvestment of dividends.
The following table shows our share repurchase activity during the three months ended December 31, 2021.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs
October 01 - 31, 2021	—	$—	—	1,789,870
November 01 - 30, 2021	36,924	48.49	36,924	1,752,946
December 01 - 31, 2021	26,862	47.61	26,862	1,726,084

*1st Source maintains a stock repurchase plan that was authorized by the Board of Directors on July 22, 2021. Under the terms of the plan, 1st Source may repurchase up to 2,000,000 shares of its common stock from time to time to mitigate the potential dilutive effects of stock-based incentive plans and other potential uses of common stock for corporate purposes. Since the inception of the plan, 1st Source has repurchased a total of 273,916 shares.
Federal laws and regulations contain restrictions on the ability of 1st Source and the Bank to pay dividends. For information regarding restrictions on dividends, see Part I, Item 1, Business - Regulation and Supervision - Dividends and Part II, Item 8, Financial Statements and Supplementary Data - Note 20 of the Notes to Consolidated Financial Statements.

Item 6. [Reserved]
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
•The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities, insurance, and climate change) with which we and our subsidiaries must comply.
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
Allowance for Credit Losses — The allowance for credit losses represents management’s estimate of expected credit losses over the expected contractual life of our existing loan and lease portfolio and the establishment of an allowance that is sufficient to absorb those losses. As of December 31, 2020, we adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which replaced the incurred loss methodology with an expected loss methodology that is referred to as current expected credit losses (CECL). The new accounting standard was implemented at a time when we were experiencing conditions without historical precedent. Determining the appropriateness of the allowance is complex and requires judgement by management about the effect of matters that are inherently uncertain. In determining an appropriate allowance, management makes numerous judgments, assumptions, and estimates which are inherently subjective, as they require material estimates that may be susceptible to significant change. These estimates are derived based on continuous review of the loan and lease portfolio, assessments of client performance, movement through delinquency stages, probability of default, losses given default, collateral values, and disposition, as well as expected cash flows, economic forecasts, and qualitative factors, such as changes in current economic conditions.
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
The accounting standard further requires management to use forecasts about future economic conditions to determine the expected credit losses over the remaining life of the asset. Forecast adjustments are fundamentally difficult to establish and, in the current environment, due to uncertainty given the ongoing pandemic and the spread of the highly contagious Omicron COVID variant, persistent supply chain bottlenecks, and inflationary concerns, the task is even more formidable. Patterns from our history of normal business cycles are far less analogous to present economic conditions and consequently less relevant. We use a two-year reasonable and supportable period across all loan and lease segments to forecast economic conditions. We believe the two-year time horizon aligns with available industry guidance and various forecasting sources. Following this two-year forecasting period, we use a two-year reversion period to revert forecast rates to historical loss rates.

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
Operational Impact
Pursuant to our preexisting disaster recovery plan addressing potential pandemic outbreaks, we created a dedicated executive COVID-19 response team that is closely monitoring developments and providing guidance for additional precautions and initiatives. Initially, we divided departments among various locations to help ensure that infection would not spread across entire departments. Additionally, we are encouraging virtual meetings and conference calls in place of in-person meetings, including our annual shareholder meeting which was held virtually again this year. Employees with health conditions putting them at higher risk of adverse effects from coronavirus infection were given the opportunity to work remotely. Travel was restricted and we promoted social distancing, frequent hand washing, disinfection of all surfaces, and the use of masks or nose and mouth coverings were mandated in all of our locations. We continue to offer paid time off to all of our colleagues to schedule vaccinations. As of early-February 2022, over 80% of our colleagues had received at least their first dose of vaccine. In April 2021, we fully reopened our banking center lobbies with safe social distancing and mask guidelines in place for the safety of our colleagues and clients. Banking center drive-ups, ATMs and online/mobile banking services continue to provide a more physically distanced alternative.
Although infection rates in the communities we serve vary by region, the positive impact that vaccinations have had on curbing the spread of the virus allowed us to begin bringing departments back together and to loosen travel restrictions for colleagues who are fully vaccinated. Given the COVID-19 variants currently spreading, we are strongly advising our colleagues who are fully vaccinated to get vaccination boosters. To show our appreciation for our colleagues who have been vaccinated, we announced a one-time reward of 10 shares of 1st Source Corporation common stock and $250 cash. We will continue to make prudent decisions for the safety of our colleagues and our clients following recommended Centers for Disease Control and local health department guidance. We are hopeful that infection rates will decline in the communities we serve as the percentage of fully vaccinated and boosted individuals continues to increase.
Loan and lease modifications
We began receiving requests from our borrowers for loan and lease deferrals in March 2020 which declined over the remainder of 2020 and throughout 2021. Modifications include the deferral of principal payments or the deferral of principal and interest payments for terms generally 90 - 180 days. Requests are evaluated individually and approved modifications are based on the unique circumstances of each borrower. We are committed to working with our clients to allow time to work through the challenges of this pandemic. The following table shows coronavirus loan and lease modification balances in deferment as of December 31, 2021 and December 31, 2020, respectively.

	COVID-19 Related Loan and Lease Modifications
(Dollars in millions)	December 31, 2021	December 31, 2020
Auto and light truck rental	$—	$5
Specialty vehicle(1)	—	21
Medium and heavy duty truck	—	—
Aircraft	—	13
Construction	—	7
Commercial	—	83
Residential real estate and home equity	—	—
Consumer	—	—
Total loans and leases	$—	$129
(1) Includes buses, step vans and funeral cars.
Paycheck Protection Program (PPP) and Liquidity
As part of the CARES Act, approved by President Trump on March 27, 2020 and extended on July 4, 2020, the Small Business Administration (SBA) was authorized to guarantee loans under the PPP through August 8, 2020 for businesses who met the necessary eligibility requirements in order to keep their workers on the payroll. We began accepting applications on April 3, 2020 and disbursed the final PPP loan on August 25, 2020 from the first round. On December 27, 2020, the Coronavirus Response and Relief Supplemental Appropriations Act was approved which authorized a second round of PPP loans. We disbursed the final PPP loan on May 28, 2021 from the second round. PPP loans are fully guaranteed by the SBA and as such do not represent a credit risk. The following table shows PPP loans of December 31, 2021.

	Number of Loans	$ of Loans Originated	Forgiveness/ Payments	$ of Loans at December 31, 2021
2020 PPP Loans	3,540	$597,451	$596,673	$778
2021 PPP Loans	3,239	261,459	186,446	75,013
Total	6,779	$858,910	$783,119	$75,791
As of December 31, 2021, total PPP loans were $73.08 million which is net of an unearned discount of $2.71 million and located within the commercial and agricultural portfolio. At December 31, 2021, specialty finance customers had $19.33 million of PPP loans and traditional commercial banking customers had $53.75 million of PPP loans.
On October 8, 2020, the SBA announced a streamlined loan forgiveness application for loans $50,000 or less. Of the 3,540 PPP loans we originated in 2020, 1,972 loans were for $50,000 or less. Of the 3,239 PPP loans we originated in 2021, 2,424 loans were for $50,000 or less. As of December 31, 2021, we had submitted loan forgiveness requests to the SBA for over 99% of the total PPP loan amounts we funded during 2020 and over 75% of the total PPP loan amounts we funded during 2021. We were able to secure loans for over 500 minority- and women-owned businesses, which represents approximately 15% of our overall efforts in this latest round of PPP funding. Additionally, we helped fund almost 400 PPP loans to new customers during 2021.
On April 9, 2020, the FDIC, Federal Reserve and OCC created the Paycheck Protection Program Liquidity Facility (PPPLF) to bolster the effectiveness of the PPP by providing liquidity to and neutralizing the regulatory capital effects on participating financial institutions. As of December 31, 2021, we had not utilized the PPPLF.
Asset impairment
Our mortgage servicing rights (MSRs) had experienced a decrease in their fair value as of December 31, 2020 resulting in 2020 impairment charges of $0.81 million due to lower mortgage rates leading to faster prepayment speeds. During the twelve months ended December 31, 2021, we recognized $0.81 million of impairment recoveries due to reduced prepayment speeds. We will continue to evaluate MSRs at each reporting date to determine whether further valuation allowances are appropriate.
At this time, we do not believe there exists any impairment to our intangible assets, long-lived assets, right of use assets, or available-for-sale investment securities due to the COVID-19 pandemic.
Risks
See Part I. Business, Item 1A, Risk Factors for more information.

Allowance for loan and lease losses
During 2021, except for the bus segment of our auto and light truck portfolio, we experienced stable to improving credit quality. Special attention loan balances decreased $78.48 million year-to-date and nonperforming loans decreased $21.55 million year-to-date. The impact of COVID-19 has been particularly harsh on the bus segment of our auto and light truck portfolio where we continued to experience higher than normal downgrades, movement to nonaccrual status and charge-offs. During the fourth quarter, we charged-off an additional $2.74 million on bus accounts bringing year-to-date net charge-offs to $7.16 million. Many of our customers received long-awaited Coronavirus Economic Relief for Transportation Services (“CERTS”) funds and most have returned to normalized payment terms. As of year-end, we had no delinquency in the bus segment. Our local market customers have been buoyed in the short-term with funds from the PPP program. Thus far, we have not seen many downgrades or defaults in our commercial lending, but this may change, if businesses struggle to get back to normal or consumer preferences potentially change. During the last recession, we noted a delayed impact on our commercial lending as compared to our specialty finance lending. We also remain concerned about segments of our commercial real estate portfolio, particularly the hotel sector and commercial buildings and retail property. Many of our local hotel customers report improved occupancy but at somewhat lower rates. Our total loan losses remain moderate with net charge-offs of $5.15 million for the quarter and $8.86 million year-to-date. During the third quarter, we noted the growth momentum was softening in the U.S. a little earlier than we previously projected, which led us to revise our forecast adjustment to reflect the slowing economy. We reviewed our forecast adjustment at year-end and believe the assumptions remain pertinent. We continue to maintain the allowance for credit losses at a level we deem appropriate as some of the current and future downgrades and defaults may result in losses.
See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Provision and Allowance for Credit Losses” for more information.
EARNINGS SUMMARY
Net income available to common shareholders in 2021 was $118.53 million, up from $81.44 million in 2020 and up from $91.96 million in 2019. Diluted net income per common share was $4.70 in 2021, $3.17 in 2020, and $3.57 in 2019. Return on average total assets was 1.53% in 2021 compared to 1.14% in 2020, and 1.41% in 2019. Return on average common shareholders’ equity was 13.07% in 2021 versus 9.41% in 2020, and 11.50% in 2019.
Net income in 2021, as compared to 2020, was positively impacted by a $10.82 million or 4.79% increase in net interest income, a $40.30 million or 111.95% decrease in the provision for credit losses, and a $1.22 million or 0.65% decrease in noninterest expense which was offset by a $3.80 million or 3.65% decrease in noninterest income and a $11.45 million or 46.01% increase in income tax expense. Net income in 2020 was positively impacted by a $1.95 million or 0.87% increase in net interest income, a $2.76 million or 2.73% increase in noninterest income, a $1.64 million or 0.87% decrease in noninterest expense, and a $3.26 million or 11.58% decrease in income tax expense which was offset by a $20.17 million or 127.38% increase in provision for credit losses over 2019.
Dividends paid on common stock in 2021 amounted to $1.21 per share, compared to $1.13 per share in 2020, and $1.10 per share in 2019. The level of earnings reinvested and dividend payouts are determined by the Board of Directors based on management’s assessment of future growth opportunities and the level of capital necessary to support them.
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
Net interest margin (the ratio of net interest income to average earning assets) is significantly affected by movements in interest rates and changes in the mix of earning assets and the liabilities that fund those assets. Net interest margin on a fully taxable- equivalent basis was 3.23% in 2021, compared to 3.39% in 2020 and 3.68% in 2019. Net interest income was $236.64 million for 2021, compared to $225.82 million for 2020 and $223.87 million for 2019. Tax-equivalent net interest income totaled $237.10 million for 2021, up $10.73 million from the $226.36 million reported in 2020. Tax-equivalent net interest income for 2020 was up $1.81 million from the $224.55 reported for 2019.
During 2021, average earning assets increased $654.39 million or 9.79% while average interest-bearing liabilities increased $238.15 million or 5.24% over the comparable period in 2020. The yield on average earning assets decreased 46 basis points to 3.48% for 2021 from 3.94% for 2020 primarily due to lower rates on loans and leases. Total cost of average interest-bearing liabilities decreased 44 basis points to 0.38% during 2021 from 0.82% in 2020 as a result of the lower interest rate environment. The result to the fully taxable-equivalent net interest margin was a decrease of 16 basis points.
The largest contributor to the decrease in the yield on average earning assets in 2021 was the decline in the investment securities yield and the other investments yield primarily due to market conditions as a result of 2020 Federal Reserve interest rate decreases and increases in excess liquidity due to government stimulus programs.

During 2021, the tax-equivalent yield on investment securities available-for-sale decreased 53 basis points to 1.28% while the average balance grew $385.32 million or 36.42% with the largest increases in U.S. treasury and federal agency securities and mortgage-backed securities due to continued investment of excess liquidity. Average mortgages held for sale decreased $3.60 million or 17.46% during 2021 while the yield decreased 28 basis points. Average other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank (FHLB) stock and commercial paper increased $298.29 million or 209.89% during 2021 while the yield decreased 59 basis points. The average balance increase in other investments was primarily a result of excess liquidity held at the Federal Reserve Bank.
The yield on net loans and leases was positively impacted by 15 basis points in 2021 due to the recognition of $16.84 million of fees on PPP loans which have been forgiven by the SBA or paid down by customers offset by PPP loan balances outstanding which earn interest at 1.00%. Average net loans and leases decreased $25.62 million or 0.47% in 2021 from 2020 while the yield decreased to 4.32%. The largest contributor to the decrease in average net loans and leases was Paycheck Protection Program average loan balances of $293.99 million in 2021 compared to $376.43 million in 2020.
Average interest-bearing deposits increased $254.46 million or 6.05% during 2021 while the effective rate paid on those deposits decreased 44 basis points. The increased average balance was primarily due to the impact of government stimulus programs on consumer savings levels. The decline in the average cost of interest-bearing deposits was primarily the result of lower rates and a shift in the deposit mix. Average noninterest-bearing demand deposits increased $351.47 million or 22.96% during 2021 due primarily to PPP loan fundings as business customers remain cautious with their funds and spending.
Average short-term borrowings decreased $14.44 million or 7.18% during 2021 while the effective rate paid decreased 20 basis points. The decrease in short-term borrowings was primarily the result of lower borrowings with the Federal Home Loan Bank. Interest paid on subordinated notes decreased 17 basis points due to a variable rate on one tranche. Average long-term debt and mandatorily redeemable securities balances decreased $1.87 million or 2.32% during 2021 as the effective rate decreased 41 basis points primarily due to lower rates on mandatorily redeemable securities.

The following table provides an analysis of net interest income and illustrates interest income earned and interest expense charged for each major component of interest earning assets and the interest bearing liabilities. Yields/rates are computed on a tax-equivalent basis, using a 21% rate. Nonaccrual loans and leases are included in the average loan and lease balance outstanding.

	2021			2020			2019
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
ASSETS
Investment securities available-for-sale:
Taxable	$1,410,797	$17,767	1.26%	$1,009,794	$18,080	1.79%	$945,396	$20,946	2.22%
Tax-exempt(1)	32,583	741	2.27%	48,266	1,105	2.29%	69,263	1,662	2.40%
Mortgages held for sale	17,026	448	2.63%	20,628	600	2.91%	15,601	610	3.91%
Loans and leases, net of unearned discount(1)	5,437,817	234,902	4.32%	5,463,436	242,505	4.44%	5,000,161	258,113	5.16%
Other investments	440,416	1,373	0.31%	142,122	1,284	0.90%	74,252	2,232	3.01%
Total earning assets(1)	7,338,639	255,231	3.48%	6,684,246	263,574	3.94%	6,104,673	283,563	4.65%
Cash and due from banks	77,275			71,626			67,726
Allowance for loan and lease losses	(139,141)			(130,776)			(105,340)
Other assets	454,374			494,913			461,215
Total assets	$7,731,147			$7,120,009			$6,528,274

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$4,460,359	$12,276	0.28%	$4,205,904	$30,459	0.72%	$4,105,097	$50,495	1.23%
Short-term borrowings:
Securities sold under agreements to repurchase	180,610	112	0.06%	173,398	317	0.18%	139,101	356	0.26%
Other short-term borrowings	6,119	3	0.05%	27,767	200	0.72%	66,810	1,578	2.36%
Subordinated notes	58,764	3,267	5.56%	58,764	3,367	5.73%	58,764	3,677	6.26%
Long-term debt and mandatorily redeemable securities	78,845	2,476	3.14%	80,715	2,868	3.55%	71,133	2,905	4.08%
Total interest-bearing liabilities	4,784,697	18,134	0.38%	4,546,548	37,211	0.82%	4,440,905	59,011	1.33%
Noninterest-bearing deposits	1,882,168			1,530,698			1,171,639
Other liabilities	112,291			145,807			106,945
Shareholders’ equity	906,951			865,278			799,736
Noncontrolling interests	45,040			31,678			9,049
Total liabilities and equity	$7,731,147			$7,120,009			$6,528,274
Less: Fully tax-equivalent adjustments		(459)			(543)			(686)
Net interest income/margin (GAAP-derived)(1)		$236,638	3.22%		$225,820	3.38%		$223,866	3.67%
Fully tax-equivalent adjustments		459			543			686
Net interest income/margin - FTE(1)		$237,097	3.23%		$226,363	3.39%		$224,552	3.68%
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

(Dollars in thousands)		2021	2020	2019
Calculation of Net Interest Margin
(A)	Interest income (GAAP)	$254,772	$263,031	$282,877
	Fully tax-equivalent adjustments:
(B)	- Loans and leases	319	333	375
(C)	- Tax-exempt investment securities	140	210	311
(D)	Interest income - FTE (A+B+C)	255,231	263,574	283,563
(E)	Interest expense (GAAP)	18,134	37,211	59,011
(F)	Net interest income (GAAP) (A-E)	236,638	225,820	223,866
(G)	Net interest income - FTE (D-E)	237,097	226,363	224,552
(H)	Total earning assets	$7,338,639	$6,684,246	$6,104,673
	Net interest margin (GAAP-derived) (F/H)	3.22%	3.38%	3.67%
	Net interest margin - FTE (G/H)	3.23%	3.39%	3.68%

The change in interest due to both rate and volume illustrated in the following table has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. The following table shows changes in tax-equivalent interest earned and interest paid, resulting from changes in volume and changes in rates.

	Increase (Decrease) due to
(Dollars in thousands)	Volume	Rate	Net
2021 compared to 2020
Interest earned on:
Investment securities available-for-sale:
Taxable	$5,961	$(6,274)	$(313)
Tax-exempt	(357)	(7)	(364)
Mortgages held for sale	(98)	(54)	(152)
Loans and leases, net of unearned discount	(1,133)	(6,470)	(7,603)
Other investments	1,350	(1,261)	89
Total earning assets	$5,723	$(14,066)	$(8,343)
Interest paid on:
Interest-bearing deposits	$1,741	$(19,924)	$(18,183)
Short-term borrowings:
Securities sold under agreements to repurchase	13	(218)	(205)
Other short-term borrowings	(90)	(107)	(197)
Subordinated notes	—	(100)	(100)
Long-term debt and mandatorily redeemable securities	(65)	(327)	(392)
Total interest-bearing liabilities	$1,599	$(20,676)	$(19,077)
Net interest income - FTE	$4,124	$6,610	$10,734

2020 compared to 2019
Interest earned on:
Investment securities available-for-sale:
Taxable	$1,355	$(4,221)	$(2,866)
Tax-exempt	(484)	(73)	(557)
Mortgages held for sale	169	(179)	(10)
Loans and leases, net of unearned discount	22,581	(38,189)	(15,608)
Other investments	1,232	(2,180)	(948)
Total earning assets	$24,853	$(44,842)	$(19,989)
Interest paid on:
Interest-bearing deposits	$1,211	$(21,247)	$(20,036)
Short-term borrowings:
Securities sold under agreements to repurchase	76	(115)	(39)
Other short-term borrowings	(629)	(749)	(1,378)
Subordinated notes	—	(310)	(310)
Long-term debt and mandatorily redeemable securities	365	(402)	(37)
Total interest-bearing liabilities	$1,023	$(22,823)	$(21,800)
Net interest income - FTE	$23,830	$(22,019)	$1,811

Noninterest Income — Noninterest income decreased $3.80 million or 3.65% in 2021 from 2020 following a $2.76 million or 2.73% increase in 2020 over 2019. The following table shows noninterest income for the most recent three years ended December 31.

(Dollars in thousands)	2021	2020	2019
Noninterest income:
Trust and wealth advisory	$23,782	$21,114	$20,692
Service charges on deposit accounts	10,589	9,485	11,010
Debit card	18,125	14,983	14,209
Mortgage banking	11,822	15,674	4,698
Insurance commissions	7,247	7,025	6,761
Equipment rental	16,647	23,380	30,741
(Losses) gains on investment securities available-for-sale	(680)	279	—
Other	12,560	11,949	13,019
Total noninterest income	$100,092	$103,889	$101,130
Trust and wealth advisory fees (which include investment management fees, estate administration fees, mutual fund fees, annuity fees, and fiduciary fees) increased $2.67 million or 12.64% in 2021 from 2020 compared to a $0.42 million or 2.04% increase in 2020 over 2019. Trust and wealth advisory fees are largely based on the number and size of client relationships and the market value of assets under management. The market value of trust assets under management at December 31, 2021 and 2020 was $5.33 billion and $4.74 billion, respectively. Strong stock market performance and new business results in 2021 helped improve the market value of trust assets under management. At December 31, 2021, these trust assets were comprised of $3.44 billion of personal and agency trusts and estate administration assets, $1.21 billion of employee benefit plan assets, $556.63 million of individual retirement accounts, and $115.28 million of custody assets.
Service charges on deposit accounts increased by $1.10 million or 11.64% in 2021 from 2020 compared to a decrease of $1.53 million or 13.85% in 2020 from 2019. The increase in service charges on deposit accounts in 2021 was primarily due to higher customer ATM fees from an increased volume of transactions and a change in the fees charged. As well as increased business deposit account fees offset by a decrease in consumer nonsufficient fund transactions. Economic recovery led to a corresponding improvement in consumer and business activity. The decrease in service charges on deposit accounts in 2020 was primarily due to a lower volume of nonsufficient fund transactions and reduced ATM fees.
Debit card income improved $3.14 million or 20.97% in 2021 from 2020 compared to an increase of $0.77 million or 5.45% in 2020 from 2019. The increase in 2021 and 2020 was mainly the result of an increased volume of debit card transactions. Debit card transactions in 2021 were helped significantly by the reopened economy driving increased consumer activity.
Mortgage banking income decreased $3.85 million or 24.58% in 2021 over 2020, compared to a $10.98 million or 233.63% increase in 2020 from 2019. We had $0.81 million of MSR impairment recoveries in 2021 as a result of reduced prepayment speeds compared to $0.81 million of MSR impairment charges in 2020 and none in 2019. During 2021, 2020 and 2019, we determined that no permanent write-down was necessary for previously recorded impairment on MSRs. During 2021, mortgage banking income decreased primarily due to reduced margins on a lower volume of loan sales. During 2020, mortgage banking income increased primarily due to better margins on a higher volume of loan sales as a result of more loans originated for the secondary market.
Insurance commissions grew $0.22 million or 3.16% in 2021 compared to 2020 and improved $0.26 million or 3.90% in 2020 compared to 2019. The increase in 2021 was primarily due to higher contingent commissions received due to achieving sales goals set forth by various carrier incentive programs. The increase in 2020 was primarily due to new business offset by a reduction in contingent commissions received.
Equipment rental income generated from operating leases decreased by $6.73 million or 28.80% during 2021 from 2020 compared to a decrease of $7.36 million or 23.95% during 2020 from 2019. The average equipment rental portfolio decreased 29.16% in 2021 over 2020 as a result of reduced leasing volume primarily in the construction equipment and the auto and light truck portfolios due to changing customer preferences and decreased 23.36% in 2020 over 2019 as a result of reduced leasing volume primarily in the construction equipment, aircraft, and auto and light truck portfolios. In 2021 and 2020, the decrease in rental income was offset by a similar decrease in depreciation on equipment owned under operating leases.
Losses on the sale of investment securities available-for-sale during 2021 were $0.68 million. Gains on the sale of investment securities available-for-sale during 2020 were $0.28 million. There were no sales of investment securities available-for-sale for the year ended 2019. Losses in 2021 and gains in 2020 on the sale of investment securities available-for-sale were primarily from the sale of corporate securities in managing portfolio risk.

Other income increased $0.61 million or 5.11% in 2021 from 2020 compared to a decrease of $1.07 million or 8.22% in 2020 from 2019. The increase in 2021 was mainly a result of higher brokerage fees and commissions and a rise in partnership investment gains offset by reduced customer swap fees and lower bank owned life insurance policy claims. The decline in 2020 was mainly a result of nonrecurring rental income on a repossessed asset of $0.96 million during 2019, which was not present in 2020, and a decrease in customer swap fees offset by higher gains on partnership investments.
Noninterest Expense — Noninterest expense decreased $1.22 million or 0.65% in 2021 over 2020 following a $1.64 million or 0.87% decrease in 2020 from 2019. The following table shows noninterest expense for the most recent three years ended December 31.

(Dollars in thousands)	2021	2020	2019
Noninterest expense:
Salaries and employee benefits	$105,808	$101,556	$97,098
Net occupancy	10,524	10,276	10,528
Furniture and equipment	25,854	25,688	24,815
Depreciation — leased equipment	13,694	20,203	25,128
Professional fees	8,676	6,317	6,952
Supplies and communications	5,942	5,563	6,454
FDIC and other insurance	2,677	2,606	1,795
Business development and marketing	8,013	4,157	6,303
Loan and lease collection and repossession	30	3,099	3,402
Other	4,930	7,902	6,534
Total noninterest expense	$186,148	$187,367	$189,009
Total salaries and employee benefits increased $4.25 million or 4.19% in 2021 from 2020, following a $4.46 million or 4.59% increase in 2020 from 2019.
Employee salaries increased $2.93 million or 3.54% in 2021 from 2020 compared to an increase of $4.71 million or 6.03% in 2020 from 2019. The increase in 2021 was mainly a result of higher base salaries due to normal merit increases and a rise in incentive compensation including a one-time special reward to COVID-19 vaccinated employees announced at the end of 2021 offset by a decrease in commission compensation primarily in our residential mortgage area. The increase in 2020 was mainly a result of higher base salaries due to normal merit increases, a rise in commission compensation primarily in our residential mortgage area as well as a one-time special award made to most employees at the end of 2020 as recognition for the dedication they have shown in serving our clients and embracing their role as essential workers.
Employee benefits increased $1.32 million or 7.05% in 2021 from 2020, compared to a $0.25 million or 1.31% decrease in 2020 from 2019. During 2021, company contributions to employee retirement accounts increased due to higher salaries during 2021 and a rise in group insurance costs as healthcare access and usage increased from levels in 2020. In 2020, group insurance costs decreased as a result of overall lower health insurance claims experience offset by higher company contributions to employee retirement accounts.
Occupancy expense rose $0.25 million or 2.41% in 2021 from 2020, compared to a decrease of $0.25 million or 2.39% in 2020 from 2019. The increased expense in 2021 was primarily the result of higher premises repairs and cleaning offset by lower real estate taxes and reduced lease expenses. The reduced expense in 2020 was primarily the result of lower repair expenses offset by increased building depreciation.
Furniture and equipment expense, including depreciation, grew by $0.17 million or 0.65% in 2021 from 2020 compared to an increase of $0.87 million or 3.52% in 2020 from 2019. The higher expense in 2021 was primarily due to computer processing charges and increased software maintenance expense offset by a reduction in furniture and equipment depreciation. The higher expense in 2020 was primarily due to computer processing charges and increased software maintenance expense offset by a reduction in equipment depreciation.
Depreciation on equipment owned under operating leases decreased $6.51 million or 32.22% in 2021 from 2020, following a $4.93 million or 19.60% decrease in 2020 from 2019. In 2021 and 2020, depreciation on equipment owned under operating leases correlated with the change in equipment rental income.
Professional fees increased $2.36 million or 37.34% in 2021 from 2020, compared to a $0.64 million or 9.13% decrease in 2020 from 2019. The higher expense in 2021 was primarily due to a rise in legal fees and increased utilization of consulting services for technology projects. The lower expense in 2020 compared to 2019 was primarily due to reduced utilization of consulting services offset by an increase in board of directors fees.

Supplies and communications expense increased $0.38 million or 6.81% in 2021 from 2020, and decreased $0.89 million or 13.81% in 2020 from 2019. The increase during 2021 was due to higher postage and shipping fees and a rise in printing costs offset by reduced telephone line and equipment expenses. The decline during 2020 was due to lower printing costs, telephone line and equipment expenses and postage fees.
FDIC and other insurance expense increased $0.07 million or 2.72% in 2021 from 2020 and increased $0.81 million or 45.18% in 2020 from 2019. The increase in 2021 was mainly the result of $0.55 million in FDIC insurance premium credits received during 2020 which were not present in 2021 offset by a one-time $0.38 million recovery of an incurred but not reported insurance reserve in 2021. The increase in 2020 was mainly due to $0.88 million in FDIC insurance premium credits received during 2019 compared to $0.55 million in 2020.
Business development and marketing expenses rose $3.86 million or 92.76% in 2021 from 2020 and declined $2.15 million or 34.05% in 2020 from 2019. The higher expense in 2021 was mainly the result of a charitable contribution of $3.00 million made during 2021 to support COVID-19 initiatives and increased business development expense as a result of more business entertainment and travel opportunities tied to fewer COVID-19 restrictions. The lower expense in 2020 was mainly the result of decreased business development expense as a result of fewer business entertainment and travel opportunities tied to COVID-19 precautions and a reduction in marketing promotions.
Loan and lease collection and repossession expenses decreased $3.07 million or 99.03% in 2021 from 2020 compared to a decrease of $0.30 million or 8.91% in 2020 from 2019. Loan and lease collection and repossession expense was lower in 2021 primarily due to lower general collection and repossession expenses, fewer valuation adjustments on repossessed assets and higher gains on the sale of repossessed assets. Loan and lease collection and repossession expense was lower in 2020 primarily due to fewer valuation adjustments on repossessed assets offset by increased general collection and repossession expenses.
Other expenses were lower by $2.97 million or 37.61% in 2021 as compared to 2020 and increased $1.37 million or 20.94% in 2020 as compared to 2019. The reduction in 2021 was primarily the result of a lower provision for interest rate swaps with customers, a decrease in the provision of unfunded loan commitments, and fewer losses on operating lease equipment offset by reduced gains on the sale of operating lease equipment and higher employee training expenses due to fewer COVID-19 travel restrictions. The increase in 2020 was primarily the result of lower gains on the sale of fixed assets, a rise in the provision for unfunded loan commitments, a higher provision for interest rate swaps with customers, and a loss on operating lease equipment offset by lower employee training expenses due to COVID-19 travel precautions and higher gains of the sale of operating lease equipment.
Income Taxes — 1st Source recognized income tax expense in 2021 of $36.33 million, compared to $24.88 million in 2020, and $28.14 million in 2019. The effective tax rate in 2021 was 23.45% compared to 23.40% in 2020, and 23.42% in 2019.
For a detailed analysis of 1st Source’s income taxes see Part II, Item 8, Financial Statements and Supplementary Data — Note 17 of the Notes to Consolidated Financial Statements.
FINANCIAL CONDITION
Loan and Lease Portfolio — The following table shows 1st Source’s loan and lease distribution at the end of each of the last two years as of December 31.

(Dollars in thousands)	2021	2020
Commercial and agricultural	$918,712	$1,186,118
Solar	348,302	292,604
Auto and light truck	603,775	542,369
Medium and heavy duty truck	259,740	279,172
Aircraft	898,401	861,460
Construction equipment	754,273	714,888
Commercial real estate	929,341	969,864
Residential real estate and home equity	500,590	511,379
Consumer	133,080	131,447
Total loans and leases	$5,346,214	$5,489,301
At December 31, 2021, there were no concentrations within the loan portfolio of 10% or more of total loans and leases.
Loans and leases, net of unearned discount, at December 31, 2021, were $5.35 billion and were 66.03% of total assets, compared to $5.49 billion and 75.03% of total assets at December 31, 2020. Average loans and leases, net of unearned discount, decreased $25.62 million or 0.47% and increased $463.28 million or 9.27% in 2021 and 2020, respectively. PPP loans, net of unearned discount, at December 31, 2021 and 2020 were $73.08 million and $351.56 million, respectively, and were located in the Commercial and agricultural lending portfolio.

Commercial and agricultural lending, excluding those loans secured by real estate but including PPP loans, decreased $267.41 million or 22.54% in 2021 over 2020. Commercial and agricultural lending outstandings were $918.71 million and $1.19 billion at December 31, 2021 and December 31, 2020, respectively. The 2021 decline was attributed exclusively to loan forgiveness and customer pay downs on PPP loans. Excluding PPP loans, commercial and agricultural outstandings were $845.63 million and $834.56 million, respectively. Excluding PPP loans, commercial and agricultural lending outstandings increased 1.33% in 2021 as business borrowers generally adopted a more conservative outlook, resulting in conserving cash and reducing borrowings.
Solar loans and leases increased $55.70 million or 19.04% in 2021 over 2020. Solar loan and lease outstandings were $348.30 million and $292.60 million at December 31, 2021 and 2020, respectively. The increase during 2021 was due to continued positive momentum in this business line. We expect that momentum to continue into 2022.
Auto and light truck loans increased $61.41 million or 11.32% in 2021 over 2020. At December 31, 2021, auto and light truck loans had outstandings of $603.78 million and $542.37 million at December 31, 2020. This increase was primarily attributable to customers maintaining their fleet levels due to concerns that sufficient cars will not be available in the spring. Additionally, we gained significant new client relationships in the auto and light truck rental and step van portfolios including the refinancing of seasoned debt from industry participants exiting certain geographic locations offset by a reduction in our bus lending portfolio through large pay downs and charge-offs during the year.
Medium and heavy duty truck loans and leases decreased $19.43 million or 6.96% in 2021. Medium and heavy duty truck financing at December 31, 2021 and 2020 had outstandings of $259.74 million and $279.17 million, respectively. The decrease at December 31, 2021 from December 31, 2020 can be mainly attributed to normal runoff and some early payoffs of loans and leases, industry-wide limited fleet availability, and our ongoing pricing discipline.
Aircraft financing at year-end 2021 increased $36.94 million or 4.29% from year-end 2020. Aircraft financing at December 31, 2021 and 2020 had outstandings of $898.40 million and $861.46 million, respectively. The increase during 2021 was due to higher domestic outstandings of $23.69 million and foreign outstandings of $13.25 million. Our 2021 originations increased as demand was bolstered by a greater acceptance of business jets as a safe and efficient alternative to commercial air travel during the COVID-19 pandemic, drawing a number of first time entrants to private aircraft ownership. Our foreign outstandings increased 7.36% year over year. Our foreign loan and lease outstandings, all denominated in U.S. dollars were $193.31 million and $180.06 million as of December 31, 2021 and 2020, respectively. Loan and lease outstandings to borrowers in Brazil and Mexico were $65.24 million and $117.90 million as of December 31, 2021, respectively, compared to $66.98 million and $103.52 million as of December 31, 2020, respectively. Outstanding balances to other borrowers in other countries were insignificant.
Construction equipment financing increased $39.39 million or 5.51% in 2021 compared to 2020. Construction equipment financing at December 31, 2021 had outstandings of $754.27 million, compared to outstandings of $714.89 million at December 31, 2020. The growth in this category was primarily due to significant new client relationships and continued growth with existing customers.
Commercial loans secured by real estate, of which approximately 54% is owner occupied, decreased $40.52 million or 4.18% in 2021 over 2020. Commercial loans secured by real estate outstanding at December 31, 2021 were $929.34 million and $969.86 million at December 31, 2020. The decrease in 2021 was driven by more modest growth of owner occupied borrowings, within certain business sectors of our markets. Our non-owner occupied real estate portfolio declined slightly as some stabilized projects took advantage of low market rates and refinanced via the secondary markets. In addition, some of our newer projects have been delayed due to labor and material shortages.
Residential real estate and home equity loans were $500.59 million at December 31, 2021 and $511.38 million at December 31, 2020. Residential real estate and home equity loans decreased $10.79 million or 2.11% in 2021 from 2020. Residential mortgage and home equity outstandings were lower in 2021 due to favorable secondary market conditions. The trends from 2020 continued in 2021 as clients continued to take advantage of low secondary market rates to lock in their payments versus the variable rates of home loan equity lines.
Consumer loans increased $1.63 million or 1.24% in 2021 over 2020. Consumer loans outstanding at December 31, 2021, were $133.08 million and $131.45 million at December 31, 2020. Volumes modestly increased as consumer spending improved as clients learned how to live with the COVID-19 pandemic. In addition, an increase in new and used car prices resulted in an increase in average loan size.

The following table shows the contractual maturities of loans and leases outstanding as of December 31, 2021 as well as classification according to the sensitivity to changes in interest rates.

(Dollars in thousands)	0-1 Year	1-5 Years	5-15 Years	Over 15 Years	Total
Commercial and agricultural
Fixed rate	$180,827	$188,686	$9,490	$—	$379,003
Variable rate	312,654	206,331	20,714	10	539,709
Total commercial and agricultural	493,481	395,017	30,204	10	918,712
Solar
Fixed rate	50,493	29,115	1,645	—	81,253
Variable rate	72,995	148,656	45,028	370	267,049
Total solar	123,488	177,771	46,673	370	348,302
Auto and light truck
Fixed rate	121,893	196,145	5,321	1	323,360
Variable rate	121,350	159,058	7	—	280,415
Total auto and light truck	243,243	355,203	5,328	1	603,775
Medium and heavy duty truck
Fixed rate	90,089	166,139	2,347	—	258,575
Variable rate	944	221	—	—	1,165
Total medium and heavy duty truck	91,033	166,360	2,347	—	259,740
Aircraft
Fixed rate	96,278	523,343	9,673	—	629,294
Variable rate	77,213	135,691	56,203	—	269,107
Total aircraft	173,491	659,034	65,876	—	898,401
Construction equipment
Fixed rate	230,645	463,889	11,938	—	706,472
Variable rate	9,887	26,255	11,659	—	47,801
Total construction equipment	240,532	490,144	23,597	—	754,273
Commercial real estate
Fixed rate	99,522	351,944	38,711	190	490,367
Variable rate	56,018	193,455	176,340	13,161	438,974
Total commercial real estate	155,540	545,399	215,051	13,351	929,341
Residential real estate and home equity
Fixed rate	78,320	171,133	94,012	12,679	356,144
Variable rate	37,059	67,756	38,802	829	144,446
Total residential real estate and home equity	115,379	238,889	132,814	13,508	500,590
Consumer
Fixed rate	52,350	60,575	133	—	113,058
Variable rate	16,844	3,177	1	—	20,022
Total consumer	69,194	63,752	134	—	133,080
Total loans and leases
Fixed rate	1,000,417	2,150,969	173,270	12,870	3,337,526
Variable rate	704,964	940,600	348,754	14,370	2,008,688
Total loans and leases	$1,705,381	$3,091,569	$522,024	$27,240	$5,346,214
During 2021, approximately 68% of the Bank’s residential mortgage originations were sold into the secondary market. Mortgage loans held for sale were $13.28 million at December 31, 2021 and were $12.89 million at December 31, 2020.
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

Our liability for repurchases, included in Accrued Expenses and Other Liabilities on the Statements of Financial Condition, was $0.22 million and $0.33 million as of December 31, 2021 and 2020, respectively. Our (recovery) expense for repurchase losses, included in Loan and Lease Collection and Repossession expense on the Statements of Income, was $(0.09) million in 2021 compared to $0.03 million in 2020 and $0.01 million in 2019. The mortgage repurchase liability represents our best estimate of the loss that we may incur. The estimate is based on specific loan repurchase requests and a historical loss ratio with respect to origination dollar volume. Because the level of mortgage loan repurchase losses is dependent on economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment.
CREDIT EXPERIENCE
Allowance for Credit Losses — As of December 31, 2020, we adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which replaced the incurred loss methodology with an expected loss methodology that is referred to as current expected credit losses (CECL) methodology. The allowance for credit losses considers the historical loss experience, current conditions, and reasonable and supportable forecasts. To estimate expected loan and lease losses under CECL, we use a broader range of data than under previous U.S. GAAP. We are able to access loan data over a long-time horizon, generally back to the fourth quarter of 2007, thus capturing most of the economic business cycle which includes the Great Recession and the subsequent long slow recovery which supports full lifetime losses. The CECL methodology requires our loan portfolio to be segregated into pools based on similar risk characteristics. We evaluate each portfolio, establishing numerous segments. We then review risk characteristics for each segment, noting that some pools were either too small for meaningful analysis or contained risk characteristics similar to other pools. Thus, some pools were consolidated.
Loans and leases within each pool are collectively evaluated using either the cohort cumulative loss rate methodology or the probability of default (PD)/loss given default (LGD) methodology with transition matrix PD/historical average LGD. Our management evaluates the allowance quarterly, reviewing all loans and leases over a fixed-dollar amount ($250,000) where the internal credit quality grade is at or below a predetermined classification, actual and anticipated loss experience, current economic events in specific industries, and other pertinent factors including general economic conditions. Determination of the allowance is inherently subjective as it requires significant estimates and adjustments to historical loss rates to capture differences that may exist between the current and historical conditions, including consideration of environmental factors, principally economic risk which is generally reflected in forecast adjustments, specific industry risk and concentration risk, all of which may be susceptible to significant and unforeseen changes. We review the status of the loan and lease portfolio to identify borrowers that might develop financial problems in order to aid borrowers in the handling of their accounts and to mitigate losses. Our allowance for loan and lease losses is provided for by direct charges to the provision for credit losses. Losses on loans and leases are charged against the allowance and likewise, recoveries during the period for prior losses are credited to the allowance. Because business processes and credit risks associated with unfunded credit commitments are essentially the same as for loans, we utilize similar processes to estimate our liability for unfunded credit commitments. Our allowance for unfunded credit commitments is located in Accrued Expenses and Other Liabilities on the Consolidated Statements of Financial Position and is provided by direct charges to the provision for unfunded credit commitments located in Other Noninterest Expense on the Consolidated Statements of Income. See Part II, Item 8, Financial Statements and Supplementary Data — Note 1 of the Notes to Consolidated Financial Statements for additional information on management’s evaluation of the allowance for credit losses.
We perform a thorough analysis of charge-offs, non-performing asset levels, special attention outstandings and delinquency in order to review portfolio trends, including specific industry risks and economic conditions, which may have an impact on the allowance and allowance ratios applied to various portfolios. We adjust the calculated historical-based ratio as a result of our analysis of environmental factors, principally specific industry risk, collateral risk and concentration risk, in addition to global economic and political issues. We also have a forecast adjustment that includes key economic factors affecting our portfolios such as growth in gross domestic product, unemployment rates, housing market trends, commodity prices, and inflation. Forecast adjustments were difficult to establish due to unprecedented uncertainty given the national emergency due to the pandemic, the Omicron COVID variant spreading across the globe, the ongoing supply chain disruptions and inflation reaching a 39-year high. Patterns from our history of business cycles, mainly the Great Recession of 2008, are not particularly relevant due to the extraordinary monetary and fiscal stimulus provided by the U.S. government and the Federal Reserve. Recent indicators, beginning late in the third quarter, have been somewhat discouraging with increasing inflation and slowing job growth, signaling the economy may be slowing. The current political turmoil, the growing confrontation between China and the U.S., and ongoing strife in the Middle East, cause increased uncertainty. Collateral values are significant to underwriting our specialty finance portfolios and volatility or declining values pose a threat. Concentration risk is impacted primarily by geographic concentration in northern Indiana and southwestern Michigan in our business banking and commercial real estate portfolios and by collateral concentration in our specialty finance portfolios.

World economies are generally in a recession due to the pandemic and challenges persist. Current concerns include high numbers of COVID-19 cases, corruption scandals and political uncertainty in Latin American countries, the competitive and complex nature of U.S.-China relations, the geopolitical tensions with Russia, the persistent threats of terrorist attacks, and in Brazil and Mexico where we have a presence with our aircraft lending, significant inflation particularly in Brazil and concerns with global supply chain disruptions impeding auto production in Mexico are concerning. We include a factor in our qualitative adjustments for global risk, as we are increasingly aware of the threat that global concerns may affect our customers. While we are unable to determine with any precision the impact of global economic and political issues on 1st Source Bank’s loan and lease portfolios, we feel the risks are real and significant. We believe there is a risk of negative consequences for our borrowers that would affect their ability to repay their financial obligations. Therefore, we continued to include a factor for global risk in our analysis for 2021.
The following discussion focuses on relevant economic conditions and various circumstances impacting the December 31, 2021 allowance for loan and lease losses of each of our loan and lease segments.
Commercial and agricultural – There are several industries represented in the commercial and agricultural portfolio. This portfolio benefited from the monetary and fiscal stimulus, particularly the Paycheck Protection Program (PPP) loans. The outlook for the portfolio is guarded. We have some exposure to the hospitality industry, which has come back better than anticipated but continues to suffer from reduced rates and, to a lesser extent, lower occupancy. Restaurants continue to struggle as COVID cases surge. The recreational vehicle industry which is centered in our footprint is going strong and our customers engaged in manufacturing for and supplying to the industry are doing well. Small business confidence increased slightly in December as business owners expect the economy to improve somewhat in the next six months. The outlook for our agricultural portfolio has improved with stronger commodity prices, particularly for corn and beans, and with projected higher incomes for farmers for the second consecutive year. Increasing input prices will likely result in thinner but still profitable margins next year. Our customers have had favorable growing conditions which have resulted in strong crop yields. In the commercial and agricultural portfolio, we have experienced stable credit quality trends with low delinquencies and minimal charge-offs. We reviewed the historical loss ratios and assessed the environmental factors and concentration issues affecting these portfolios and believe the qualitative adjustments we made to our allowance ratios are appropriate and adequate.
Solar – Our entry into solar financing over five years ago continues to look promising and gain momentum in terms of performance of existing projects financed, loan growth opportunities and overall credit quality. Risks include construction and developer related risks and delays, site issues, climate and weather risks, regulatory problems and permitting issues, as well as risks related to utility companies and their ability and willingness to facilitate the solar customer tying into the grid, among others. To date, we have not incurred any losses in this portfolio.
Auto and light truck – Our auto and light truck portfolio was initially impacted by the national emergency caused by the pandemic and subsequent shutdowns, shelter in place and social distancing mandates but rebounded due to vehicle shortages supporting strong rental rates and high used car values. Loan outstandings remain strong as customers are maintaining their fleet levels through the slower winter months as they are concerned that they will not be able to get sufficient cars in the spring. Like last year, the losses in the portfolio were concentrated in the bus sector where we continued to place additional accounts into non-accrual status and recognized several write-downs. Collateral values, particularly for motor coaches, plummeted in this sector. At year-end, we reviewed our special attention accounts and charged-off exposures on non-accrual accounts which we felt would not be cured via payments over the next six months. Long-term, there is still significant uncertainty. Some of the bus portfolio customers will likely not be able to adapt to the new environment and may experience further losses. We reviewed the annual historical incurred losses and the life of the loan calculated historical loss ratios as of year-end and adjusted our qualitative factors downward given that loss rates are increasing because of the large charge-off volumes during the past two years and our expectation is that future losses will be lower than our recent experience. We believe we appropriately recognized the losses in our portfolio and that peak charge-offs occurred in 2021 and note special attention balances were 38% lower at year-end 2021 than 2020; however, we remain concerned and therefore continue to use qualitative adjustments to recognize bus segment risks. The auto rental portion of the portfolio continues to be more stable and we did not make adjustments to the qualitative factors in the auto rental segment.
Medium and heavy duty truck – We experienced ongoing credit quality stability in the medium and heavy duty truck portfolio. We recognized sizable losses during 2009 and the first half of 2010; however, since then we have had only two charge-offs, one small account in 2018 and a mid-sized credit in 2019. COVID-19 transformed e-commerce, benefiting the trucking industry. The industry continues to struggle with ongoing driver shortages and elevated Class 8 tractor order backlogs due to microchip shortages. Loan growth opportunities are stymied by lack of new equipment and competitive rate pressures. We believe our reserve ratios for this portfolio are appropriate.

Aircraft – Another area of concern continues to be our aircraft portfolio, which was among the sectors affected most by the sluggish economy following the Great Recession. This sector was immediately impacted by COVID-19 related shutdowns and business travel remains thwarted. However, private jet providers appeal to a segment of the market that wishes to either minimize exposure to COVID-19 or to avoid contending with disrupted airline schedules. Aircraft collateral values, particularly those in our niche, have strengthened in this economic cycle. In this portfolio we also have $193 million of foreign exposure, primarily in Mexico and Brazil. Both Mexico and Brazil are suffering recessionary impacts from COVID-19. The Mexican economy had contracted prior to the pandemic shock. Manufacturing registered a significant decline at the outset of the pandemic but is currently experiencing robust growth, partly due to the spillover effect of economic activity in the U.S. Growth continues to be threatened by drug trafficking and related violence. Brazil’s economic recovery was interrupted by the pandemic as GDP plunged in the second quarter of 2020 and the country continues to struggle to achieve minimal growth and is further hampered by increased inflation fears and political uncertainties. Our historical loss ratios reflect our high and volatile loss histories. We adjusted the historical ratios for current conditions, principally decreased collateral concentration risk due to strong aircraft values and robust credit underwriting, partially offset by uncertain economic conditions in foreign markets. We believe the ratios as adjusted are appropriate.
Construction equipment – Our construction equipment portfolio historically has been characterized by stable credit quality; however, recently we have had increased concerns as there have been unanticipated downgrades to special attention in each of the last three quarters. The construction industry benefited from growth in private residential construction and a lesser impact of COVID-19 related shutdowns than many industries. Nonetheless, certain sectors are experiencing stress and we continue to monitor for credit weaknesses. Historically, 1st Source has experienced less volatility in this portfolio than the industry as losses have been mitigated by appropriate underwriting and a global market for used construction equipment. The potential continued infrastructure spending as we emerge from this recession could have a positive impact for the industry’s used equipment markets. We did modify our qualitative factors to recognize the increased volume of accounts moving into special attention.
Commercial real estate – Similar to the commercial portfolio, our commercial real estate loans are concentrated in our local market with local customers, with approximately 54% of the Bank’s exposure being owner occupied facilities where we are the primary relationship bank for our customers. Nevertheless, we were not immune to the dramatic declines in real estate values following the Great Recession of 2008, similar to other U.S. markets and we experienced losses in these categories from 2009 through 2011. From 2012 through 2021, we have experienced small recoveries in the portfolio with the exception of 2018 when we realized a small loss. We reviewed our qualitative adjustments and made some modifications as we are concerned stimulus funds may be delaying problem recognition in our owner-occupied segment resulting in a slight increase in our qualitative adjustment, and a detailed review of our hotel portfolio indicated reduced COVID-related concerns relative to when the factor was originally established. We believe our ratios as adjusted are appropriate and adequate as of December 31, 2021.
Residential real estate and home equity – Our residential real estate and home equity portfolio consists of loans to individuals in the communities we serve. Generally, residential mortgage loans are originated using standards that result in salable mortgages. Home equity loans are also advanced in compliance with regulatory guidelines and the Bank’s credit policy. Losses in these portfolios have been minuscule since 2013, but we did experience losses during the housing crises. We reviewed our qualitative adjustments, which are primarily for reasonable and supportable forecasts, and believe they are appropriate and adequate.
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
The allowance for loan and lease losses at December 31, 2021, totaled $127.49 million and was 2.38% of loans and leases, compared to $140.65 million or 2.56% of loans and leases at December 31, 2020 and $111.25 million or 2.19% of loans and leases at December 31, 2019. It is our opinion that the allowance for loan and lease losses was appropriate to absorb current expected credit losses inherent in the loan and lease portfolio as of December 31, 2021.
Charge-offs for loan and lease losses were $12.52 million for 2021, compared to $13.97 million for 2020 and $7.59 million for 2019. We had one notable loss in the commercial and agricultural portfolio and several small losses which were sizeable when aggregated in the bus segment of the auto and light truck portfolio. The (recovery of) provision for credit losses was $(4.30) million for 2021, compared to $36.00 million for 2020 and $15.83 million for 2019 to accommodate net charge-offs, loan and lease growth and, for 2021, decreased credit risk relative to our expectations principally due to significant government stimulus payments.

The following table summarizes our loan and lease loss experience for each of the last three years ended December 31.

(Dollars in thousands)	2021	2020	2019
Amounts of loans and leases outstanding at end of period	$5,346,214	$5,489,301	$5,085,527
Average amount of net loans and leases outstanding during period	$5,437,817	$5,463,436	$5,000,161
Balance of allowance for loan and lease losses at beginning of period	$140,654	$111,254	$100,469
Impact from adoption of ASC 326	—	2,584	—
Adjusted balance of allowance for loan and lease losses at beginning of period	140,654	113,838	100,469
Charge-offs:
Commercial and agricultural	2,930	903	1,040
Solar	—	—	—
Auto and light truck	7,797	7,107	991
Medium and heavy duty truck	—	15	1,132
Aircraft	—	855	3,066
Construction equipment	856	4,090	238
Commercial real estate	—	37	5
Residential real estate and home equity	228	74	53
Consumer	712	893	1,066
Total charge-offs	12,523	13,974	7,591
Recoveries:
Commercial and agricultural	812	663	664
Solar	—	—	—
Auto and light truck	1,316	499	97
Medium and heavy duty truck	—	18	32
Aircraft	687	1,800	1,143
Construction equipment	473	1,415	160
Commercial real estate	19	58	75
Residential real estate and home equity	16	33	85
Consumer	341	303	287
Total recoveries	3,664	4,789	2,543
Net charge-offs (recoveries)	8,859	9,185	5,048
(Recovery of) provision for loan and lease losses	(4,303)	36,001	15,833
Balance at end of period	$127,492	$140,654	$111,254
Ratio of net charge-offs (recoveries) to average net loans and leases outstanding	0.16%	0.17%	0.10%
Ratio of allowance for loan and lease losses to net loans and leases outstanding end of period	2.38%	2.56%	2.19%
Coverage ratio of allowance for loan and lease losses to nonperforming loans and leases	327.28%	232.47%	1,101.74%
The following table shows net charge-offs (recoveries) as a percentage of average loans and leases by portfolio type:

	2021	2020	2019
Commercial and agricultural	0.19%	0.02%	0.03%
Solar	—	—	—
Auto and light truck	1.11	1.18	0.15
Medium and heavy duty truck	—	—	0.38
Aircraft	(0.08)	(0.12)	0.24
Construction equipment	0.05	0.37	0.01
Commercial real estate	—	—	(0.01)
Residential real estate and home equity	0.04	0.01	(0.01)
Consumer	0.28	0.43	0.57
Total net charge-offs (recoveries) to average portfolio loans and leases	0.16%	0.17%	0.10%

The allowance for loan and lease losses has been allocated according to the amount deemed necessary to provide for the estimated current expected credit losses. The following table shows the amount of such components of the allowance for loan and lease losses at December 31 and the ratio of such loan and lease categories to total outstanding loan and lease balances.

	2021		2020
(Dollars in thousands)	Allowance Amount	Percentage of Loans and Leases in Each Category to Total Loans and Leases	Allowance Amount	Percentage of Loans and Leases in Each Category to Total Loans and Leases
Commercial and agricultural	$15,409	17.18%	$16,680	21.61%
Solar	6,585	6.51	5,549	5.33
Auto and light truck	19,624	11.30	28,926	9.88
Medium and heavy duty truck	6,015	4.87	6,400	5.09
Aircraft	33,628	16.80	34,053	15.69
Construction equipment	19,673	14.11	19,166	13.02
Commercial real estate	19,691	17.38	22,758	17.67
Residential real estate and home equity	5,084	9.36	5,374	9.32
Consumer	1,783	2.49	1,748	2.39
Total	$127,492	100.00%	$140,654	100.00%
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
Nonperforming assets amounted to $41.33 million at December 31, 2021, compared to $64.53 million at December 31, 2020, and $19.24 million at December 31, 2019. During 2021, interest income on nonaccrual loans and leases would have increased by approximately $2.62 million compared to $3.49 million in 2020 if these loans and leases had earned interest at their full contractual rate.
Nonperforming assets at December 31, 2021 decreased from December 31, 2020, mainly due to decreases in nonaccrual loans and leases and in repossessions. Repossessions consisted mainly of construction equipment. We had no other real estate as all such properties were sold prior to year-end.

Nonperforming assets at December 31 (Dollars in thousands)	2021	2020
Loans past due over 90 days	$249	$115
Nonaccrual loans and leases:
Commercial and agricultural	2,053	5,933
Solar	—	—
Auto and light truck	24,170	36,945
Medium and heavy duty truck	273	720
Aircraft	649	828
Construction equipment	7,090	12,373
Commercial real estate	2,996	1,494
Residential real estate and home equity	1,225	1,718
Consumer	250	377
Total nonaccrual loans and leases	38,706	60,388
Total nonperforming loans and leases	38,955	60,503
Other real estate	—	359
Repossessions:
Commercial and agricultural	—	—
Auto and light truck	75	1,120
Medium and heavy duty truck	—	—
Aircraft	—	750
Construction equipment	757	—
Consumer	29	106
Total repossessions	861	1,976
Operating leases	1,518	1,695
Total nonperforming assets	$41,334	$64,533
Nonperforming loans and leases to loans and leases, net of unearned discount	0.73%	1.11%
Nonperforming assets to loans and leases and operating leases, net of unearned discount	0.77%	1.16%
Potential Problem Loans — Potential problem loans consist of loans that are performing but for which management has concerns about the ability of a borrower to continue to comply with repayment terms because of the borrowers’ potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. As of December 31, 2021 and 2020, we had $1.23 million and $16.60 million, respectively, in loans of this type which are not included in either of the non-accrual or 90 days past due loan categories. At December 31, 2021, potential problem loans consisted of one credit relationship in the construction equipment segment of our loan portfolio. Weakness in the borrowers’ operating performance and payment patterns have caused us to heighten attention given to this credit.
INVESTMENT PORTFOLIO
The amortized cost of securities available-for-sale at year-end 2021 increased 59.90% from 2020, following a 13.49% increase from year-end 2019 to year-end 2020. The amortized cost of securities available-for-sale at December 31, 2021 was $1.88 billion or 23.17% of total assets, compared to $1.17 billion or 16.04% of total assets at December 31, 2020.
The following table shows the amortized cost of investment securities available-for-sale as of December 31.

(Dollars in thousands)	2021	2020
U.S. Treasury and Federal agencies securities	$1,093,780	$610,195
U.S. States and political subdivisions securities	95,700	78,812
Mortgage-backed securities — Federal agencies	663,441	442,748
Corporate debt securities	22,510	40,813
Foreign government securities	600	700
Total investment securities available-for-sale	$1,876,031	$1,173,268

Yields on tax-exempt obligations are calculated on a fully tax-equivalent basis assuming a 21% tax rate. The following table shows the maturities of securities available-for-sale at December 31, 2021, at the amortized costs and weighted average yields of such securities.

(Dollars in thousands)	Amount	Yield
U.S. Treasury and Federal agencies securities
Under 1 year	$83,322	1.92%
1 – 5 years	881,289	0.86
5 – 10 years	129,169	1.15
Over 10 years	—	—
Total U.S. Treasury and Federal agencies securities	1,093,780	0.98
U.S. States and political subdivisions securities
Under 1 year	16,552	2.71
1 – 5 years	50,087	2.02
5 – 10 years	28,591	1.15
Over 10 years	470	3.38
Total U.S. States and political subdivisions securities	95,700	1.89
Corporate debt securities
Under 1 year	5,985	3.12
1 – 5 years	16,525	2.64
5 – 10 years	—	—
Over 10 years	—	—
Total Corporate debt securities	22,510	2.77
Foreign government securities
Under 1 year	—	—
1 – 5 years	600	2.12
5 – 10 years	—	—
Over 10 years	—	—
Total Foreign government securities	600	2.12
Mortgage-backed securities — Federal agencies	663,441	1.44
Total investment securities available-for-sale	$1,876,031	1.21%
At December 31, 2021, the residential mortgage-backed securities we held consisted of GNMA, FNMA and FHLMC pass-through certificates (Government Sponsored Enterprise, GSEs). The type of loans underlying the securities were all conforming loans at the time of issuance. The underlying GSEs backing these mortgage-backed securities are rated Aaa or AA+ from the rating agencies. At December 31, 2021, the vintage (years originated) of the underlying loans comprising our securities are: 54% in the year 2021; 22% in the year 2020; 9% in the years 2018 and 2019; 8% in the years 2016 and 2017; 1% in the years 2014 and 2015; and 6% in years 2013 and prior.
DEPOSITS
The following table shows the average daily amounts of deposits and rates paid on such deposits.

	2021		2020		2019
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing demand	$1,882,168	—%	$1,530,698	—%	$1,171,639	—%
Interest bearing demand	2,278,498	0.13	1,827,673	0.24	1,635,209	0.82
Savings	1,172,411	0.07	926,585	0.11	825,292	0.20
Time	1,009,450	0.84	1,451,646	1.73	1,644,596	2.16
Total deposits	$6,342,527		$5,736,602		$5,276,736

The following table shows the estimated scheduled maturities of the portion of time deposits in U.S. offices in excess of the FDIC insurance limit and time deposits that are otherwise uninsured.

(Dollars in thousands)
Under 3 Months	$45,880
4 – 6 Months	71,928
7 – 12 Months	76,050
Over 12 Months	111,621
Total	$305,479
See Part II, Item 8, Financial Statements and Supplementary Data — Note 10 of the Notes to Consolidated Financial Statements for additional information on deposits.
SHORT-TERM BORROWINGS
The following table shows the distribution of our short-term borrowings and the weighted average interest rates thereon at the end of each of the last two years. Also provided are the maximum amount of borrowings and the average amount of borrowings, as well as weighted average interest rates for the last two years.

(Dollars in thousands)	Federal Funds Purchased and Securities Repurchase Agreements	Commercial Paper	Federal Home Loan Bank Advances	Other Short-Term Borrowings	Total Borrowings
2021
Balance at December 31, 2021	$194,727	$3,967	$—	$1,333	$200,027
Maximum amount outstanding at any month-end	210,275	5,141	—	3,007	218,423
Average amount outstanding	180,610	4,316	—	1,802	186,728
Weighted average interest rate during the year	0.06%	0.08%	—%	—%	0.06%
Weighted average interest rate for outstanding amounts at December 31, 2021	0.04%	0.04%	N/A	—%	0.04%
2020
Balance at December 31, 2020	$143,564	$4,766	$—	$2,311	$150,641
Maximum amount outstanding at any month-end	226,473	5,068	141,000	2,643	375,184
Average amount outstanding	174,088	4,679	20,582	1,816	201,165
Weighted average interest rate during the year	0.19%	0.23%	0.87%	—%	0.26%
Weighted average interest rate for outstanding amounts at December 31, 2020	0.08%	0.13%	N/A	—%	0.08%
LIQUIDITY AND CAPITAL RESOURCES
Core Deposits — Our major source of investable funds is provided by stable core deposits consisting of all interest bearing and noninterest bearing deposits, excluding brokered certificates of deposit, listing services certificates of deposit and certain certificates of deposit over $250,000 based on established FDIC insured deposits. In 2021, average core deposits equaled 78.04% of average total assets, compared to 73.64% in 2020 and 71.48% in 2019. The effective rate of core deposits in 2021 was 0.12%, compared to 0.39% in 2020 and 0.77% in 2019.
Average noninterest bearing core deposits increased 22.96% in 2021 compared to an increase of 30.65% in 2020. These represented 31.20% of total core deposits in 2021, compared to 29.20% in 2020, and 25.11% in 2019.
Purchased Funds — We use purchased funds to supplement core deposits, which include certain certificates of deposit over $250,000, brokered certificates of deposit, listing services certificates of deposit, over-night borrowings, securities sold under agreements to repurchase, commercial paper, and other short-term borrowings. Purchased funds are raised from customers seeking short-term investments and are used to manage the Bank’s interest rate sensitivity. During 2021, our reliance on purchased funds decreased to 6.41% of average total assets from 9.76% in 2020.
Shareholders’ Equity — Average shareholders’ equity equated to 11.73% of average total assets in 2021, compared to 12.15% in 2020. Shareholders’ equity was 11.32% of total assets at year-end 2021, compared to 12.12% at year-end 2020. We include unrealized gains (losses) on available-for-sale securities, net of income taxes, in accumulated other comprehensive income (loss) which is a component of shareholders’ equity. While regulatory capital adequacy ratios exclude unrealized gains (losses), it does impact our equity as reported in the audited financial statements. The unrealized (losses) gains on available-for-sale securities, net of income taxes, were $(9.86) million and $18.37 million at December 31, 2021 and 2020, respectively.

Other Liquidity — Under Indiana law governing the collateralization of public fund deposits, the Indiana Board of Depositories determines which financial institutions are required to pledge collateral based on the strength of their financial ratings. We have been informed that no collateral is required for our public fund deposits. However, the Board of Depositories could alter this requirement in the future and adversely impact our liquidity. Our potential liquidity exposure if we must pledge collateral is approximately $923 million.
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
(iii)Dependency Ratio (net potentially volatile liabilities minus short term investments divided by total earning assets minus short term investments) less than 15%; and
(iv)Loans to Deposits Ratio less than 100%
At December 31, 2021, we were in compliance with the foregoing internal policies and regulatory guidelines.
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
We have borrowing sources available to supplement deposits and meet our funding needs. 1st Source Bank has established relationships with several banks to provide short term borrowings in the form of federal funds purchased. At December 31, 2021, we had no borrowings in the federal funds market. We could borrow $245.00 million in additional funds for a short time from these banks on a collective basis. As of December 31, 2021, we had $44.15 million outstanding in FHLB advances and could borrow an additional $510.31 million contingent on the FHLB activity-based stock ownership requirement. We also had no outstandings with the FRB and could borrow $453.93 million as of December 31, 2021.
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

	Percentage Change in Net Interest Income
	December 31, 2021		December 31, 2020
Basis Point Interest Rate Change	12 Months	24 Months	12 Months	24 Months
Up 200	0.34%	7.00%	0.18%	7.13%
Up 100	(0.51)%	2.86%	(0.23)%	3.46%
Down 100	(3.22)%	(8.00)%	(1.21)%	(2.30)%
The earnings simulation model excludes the earnings dynamics related to how fee income and noninterest expense may be affected by changes in interest rates. Actual results may differ materially from those projected. The use of this methodology to quantify the market risk of the balance sheet should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions.
At December 31, 2021 and 2020, the impact of these hypothetical fluctuations in interest rates on our derivative holdings was not significant, and, as such, separate disclosure is not presented. We manage the interest rate risk related to mortgage loan commitments by entering into contracts for future delivery of loans with outside parties. See Part II, Item 8, Financial Statements and Supplementary Data — Note 18 of the Notes to Consolidated Financial Statements.
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
Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee
1st Source Corporation
South Bend, Indiana

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of 1st Source Corporation (Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 17, 2022, expressed an unqualified opinion of the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the Audit Committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.
Allowance for Loan and Lease Losses
As described in Note 5 to the consolidated financial statements, the Company’s consolidated allowance for loan and lease losses (ALLL) was $127.49 million at December 31, 2021. The Company also describes in Note 1 of the consolidated financial statements the “Allowance for Loan and Lease Losses” accounting policy around this estimate. The ALLL is an estimate of current expected credit losses in the loan and lease portfolio. The determination of the allowance for loan and lease losses requires significant judgment reflecting the Company’s best estimate of expected future losses for the loan’s entire contractual term adjusted for expected payments when appropriate.

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
The primary reason for our determination that the allowance for loan losses is a critical audit matter is that auditing the estimated allowance for loan losses involved significant judgment and high degree of subjectivity, due to the number of relevant assumptions and the nature of the qualitative factor adjustments. Areas that contained subjectivity in evaluating management’s estimate, included evaluating management’s assessment of current and expected economic conditions and other environmental factors, evaluating assumptions utilized in determining cohort loss rates, probability of default and loss given default, evaluating the adequacy of specific allowances associated with individually evaluated loans and assessing the appropriateness of loan grades.
Our audit procedures related to the estimated allowance for loan losses at December 31, 2021, included:
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
February 17, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee
1st Source Corporation
South Bend, Indiana

Opinion on the Internal Control over Financial Reporting
We have audited 1st Source Corporation’s (Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company and our report dated February 17, 2022, expressed an unqualified opinion therein.
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

/s/ BKD, LLP

Fort Wayne, Indiana
February 17, 2022

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31 (Dollars in thousands)	2021	2020
ASSETS
Cash and due from banks	$54,420	$74,186
Federal funds sold and interest bearing deposits with other banks	470,767	168,861
Investment securities available-for-sale	1,863,041	1,197,467
Other investments	27,189	27,429
Mortgages held for sale	13,284	12,885
Loans and leases, net of unearned discount:
Commercial and agricultural	918,712	1,186,118
Solar	348,302	292,604
Auto and light truck	603,775	542,369
Medium and heavy duty truck	259,740	279,172
Aircraft	898,401	861,460
Construction equipment	754,273	714,888
Commercial real estate	929,341	969,864
Residential real estate and home equity	500,590	511,379
Consumer	133,080	131,447
Total loans and leases	5,346,214	5,489,301
Allowance for loan and lease losses	(127,492)	(140,654)
Net loans and leases	5,218,722	5,348,647
Equipment owned under operating leases, net	48,433	65,040
Net premises and equipment	47,038	49,373
Goodwill and intangible assets	83,926	83,948
Accrued income and other assets	269,469	288,575
Total assets	$8,096,289	$7,316,411

LIABILITIES
Deposits:
Noninterest-bearing demand	$2,052,981	$1,636,684
Interest-bearing deposits:
Interest-bearing demand	2,455,580	2,059,139
Savings	1,286,367	1,082,848
Time	884,137	1,167,357
Total interest-bearing deposits	4,626,084	4,309,344
Total deposits	6,679,065	5,946,028
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	194,727	143,564
Other short-term borrowings	5,300	7,077
Total short-term borrowings	200,027	150,641
Long-term debt and mandatorily redeemable securities	71,251	81,864
Subordinated notes	58,764	58,764
Accrued expenses and other liabilities	117,718	148,444
Total liabilities	7,126,825	6,385,741

SHAREHOLDERS’ EQUITY
Preferred stock; no par value Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock; no par value Authorized 40,000,000 shares; issued 28,205,674 shares at December 31, 2021 and 2020	436,538	436,538
Retained earnings	603,787	514,176
Cost of common stock in treasury (3,466,162 shares at December 31, 2021 and 2,816,557 shares at December 31, 2020)	(114,209)	(82,240)
Accumulated other comprehensive (loss) income	(9,861)	18,371
Total shareholders’ equity	916,255	886,845
Noncontrolling interests	53,209	43,825
Total equity	969,464	930,670
Total liabilities and equity	$8,096,289	$7,316,411
The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31 (Dollars in thousands, except per share amounts)	2021	2020	2019
Interest income:
Loans and leases	$235,031	$242,772	$258,348
Investment securities, taxable	17,767	18,080	20,946
Investment securities, tax-exempt	601	895	1,351
Other	1,373	1,284	2,232
Total interest income	254,772	263,031	282,877
Interest expense:
Deposits	12,276	30,459	50,495
Short-term borrowings	115	517	1,934
Subordinated notes	3,267	3,367	3,677
Long-term debt and mandatorily redeemable securities	2,476	2,868	2,905
Total interest expense	18,134	37,211	59,011
Net interest income	236,638	225,820	223,866
(Recovery of) provision for credit losses*	(4,303)	36,001	15,833
Net interest income after provision for credit losses	240,941	189,819	208,033
Noninterest income:
Trust and wealth advisory	23,782	21,114	20,692
Service charges on deposit accounts	10,589	9,485	11,010
Debit card	18,125	14,983	14,209
Mortgage banking	11,822	15,674	4,698
Insurance commissions	7,247	7,025	6,761
Equipment rental	16,647	23,380	30,741
(Losses) gains on investment securities available-for-sale	(680)	279	—
Other	12,560	11,949	13,019
Total noninterest income	100,092	103,889	101,130
Noninterest expense:
Salaries and employee benefits	105,808	101,556	97,098
Net occupancy	10,524	10,276	10,528
Furniture and equipment	25,854	25,688	24,815
Depreciation — leased equipment	13,694	20,203	25,128
Professional fees	8,676	6,317	6,952
Supplies and communication	5,942	5,563	6,454
FDIC and other insurance	2,677	2,606	1,795
Business development and marketing	8,013	4,157	6,303
Loan and lease collection and repossession	30	3,099	3,402
Other	4,930	7,902	6,534
Total noninterest expense	186,148	187,367	189,009
Income before income taxes	154,885	106,341	120,154
Income tax expense	36,328	24,880	28,139
Net income	118,557	81,461	92,015
Net (income) loss attributable to noncontrolling interests	(23)	(24)	(55)
Net income available to common shareholders	$118,534	$81,437	$91,960
Basic net income per common share	$4.70	$3.17	$3.57
Diluted net income per common share	$4.70	$3.17	$3.57
*ASU 2016-13 adopted during 2020 therefore 2019 provision amount reflects the incurred method.
The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31 (Dollars in thousands)	2021	2020	2019
Net income	$118,557	$81,461	$92,015
Other comprehensive income (loss):
Unrealized (depreciation) appreciation of investment securities available-for-sale	(37,867)	17,666	20,875
Reclassification adjustment for realized losses (gains) included in net income	680	(279)	—
Income tax effect	8,955	(4,188)	(5,027)
Other comprehensive (loss) income, net of tax	(28,232)	13,199	15,848
Comprehensive income	90,325	94,660	107,863
Comprehensive (income) loss attributable to noncontrolling interests	(23)	(24)	(55)
Comprehensive income available to common shareholders	$90,302	$94,636	$107,808
The accompanying notes are a part of the consolidated financial statements.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	1st Source Corporation Shareholders
(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss), Net	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2019	$—	$436,538	$398,980	$(62,760)	$(10,676)	$762,082	$1,508	$763,590
Cumulative-effect adjustment	—	—	(301)	—	—	(301)	—	(301)
Balance at January 1, 2019, adjusted	—	436,538	398,679	(62,760)	(10,676)	761,781	1,508	763,289
Net income	—	—	91,960	—	—	91,960	55	92,015
Other comprehensive income	—	—	—	—	15,848	15,848	—	15,848
Issuance of 51,533 common shares under stock based compensation awards	—	—	862	1,143	—	2,005	—	2,005
Cost of 325,787 shares of common stock acquired for treasury	—	—	—	(15,085)	—	(15,085)	—	(15,085)
Common stock dividend ($1.10 per share)	—	—	(28,232)	—	—	(28,232)	—	(28,232)
Contributions from noncontrolling interests	—	—	—	—	—	—	18,934	18,934
Distributions to noncontrolling interests	—	—	—	—	—	—	(138)	(138)
Balance at December 31, 2019	$—	$436,538	$463,269	$(76,702)	$5,172	$828,277	$20,359	$848,636
Cumulative-effect adjustment	—	—	(2,552)	—	—	(2,552)	—	(2,552)
Balance at January 1, 2020, adjusted	—	436,538	460,717	(76,702)	5,172	825,725	20,359	846,084
Net income	—	—	81,437	—	—	81,437	24	81,461
Other comprehensive income	—	—	—	—	13,199	13,199	—	13,199
Issuance of 46,089 common shares under stock based compensation awards	—	—	962	877	—	1,839	—	1,839
Cost of 166,446 shares of common stock acquired for treasury	—	—	—	(6,415)	—	(6,415)	—	(6,415)
Common stock dividend ($1.13 per share)	—	—	(28,940)	—	—	(28,940)	—	(28,940)
Contributions from noncontrolling interests	—	—	—	—	—	—	24,098	24,098
Distributions to noncontrolling interests	—	—	—	—	—	—	(656)	(656)
Balance at December 31, 2020	$—	$436,538	$514,176	$(82,240)	$18,371	$886,845	$43,825	$930,670
Net income	—	—	118,534	—	—	118,534	23	118,557
Other comprehensive loss	—	—	—	—	(28,232)	(28,232)	—	(28,232)
Issuance of 63,527 common shares under stock based compensation awards	—	—	1,547	1,167	—	2,714	—	2,714
Cost of 713,132 shares of common stock acquired for treasury	—	—	—	(33,136)	—	(33,136)	—	(33,136)
Common stock dividend ($1.21 per share)	—	—	(30,470)	—	—	(30,470)	—	(30,470)
Contributions from noncontrolling interests	—	—	—	—	—	—	10,358	10,358
Distributions to noncontrolling interests	—	—	—	—	—	—	(997)	(997)
Balance at December 31, 2021	$—	$436,538	$603,787	$(114,209)	$(9,861)	$916,255	$53,209	$969,464
The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 (Dollars in thousands)	2021	2020	2019
Operating activities:
Net income	$118,557	$81,461	$92,015
Adjustments to reconcile net income to net cash provided by operating activities:
(Recovery of) provision for credit losses	(4,303)	36,001	15,833
Depreciation of premises and equipment	5,093	5,673	5,786
Depreciation of equipment owned and leased to others	13,694	20,203	25,128
Stock-based compensation	4,214	3,293	2,765
Amortization of investment securities premiums and accretion of discounts, net	6,684	6,057	4,014
Amortization of mortgage servicing rights	2,117	2,361	1,312
Mortgage servicing rights (recoveries) impairments	(812)	812	—
Amortization of right of use assets	3,095	2,842	3,046
Deferred income taxes	15,396	(24,160)	(5,730)
Losses (gains) on investment securities available-for-sale	680	(279)	—
Originations of loans held for sale, net of principal collected	(261,559)	(330,990)	(145,097)
Proceeds from the sales of loans held for sale	267,694	351,337	139,050
Net gains on sale of loans held for sale	(6,534)	(12,955)	(2,940)
Net gains on sale of other real estate and repossessions	(672)	(138)	(487)
Net gain on sale of premises and equipment	—	—	(1,251)
Change in interest receivable	2,482	(1,117)	(245)
Change in interest payable	(2,111)	(9,923)	4,968
Change in other assets	17,757	12,782	11,213
Change in other liabilities	(14,990)	10,293	13,492
Other	279	940	1,734
Net change in operating activities	166,761	154,493	164,606
Investing activities:
Proceeds from sales of investment securities available-for-sale	99,208	8,403	—
Proceeds from maturities and paydowns of investment securities available-for-sale	336,364	443,617	317,295
Purchases of investment securities available-for-sale	(1,145,697)	(597,296)	(351,189)
Net change in partnership investments	(24,897)	(54,981)	(33,840)
Net change in other investments	240	985	(10)
Loans sold or participated to others	54,623	17,462	53,369
Proceeds from principal payments on direct finance leases	40,751	54,771	69,188
Net change in loans and leases	36,414	(489,477)	(392,475)
Net change in equipment owned under operating leases	2,913	26,414	(2,495)
Purchases of premises and equipment	(2,886)	(2,850)	(8,033)
Proceeds from disposal of premises and equipment	129	23	3,418
Proceeds from sales of other real estate and repossessions	4,279	10,271	10,855
Net change in investing activities	(598,559)	(582,658)	(333,917)
Financing activities:
Net change in demand deposits and savings accounts	1,016,257	1,069,843	54,272
Net change in time deposits	(283,220)	(481,141)	180,732
Net change in short-term borrowings	49,386	4,748	(53,451)
Proceeds from issuance of long-term debt	—	10,000	—
Payments on long-term debt	(13,460)	(2,905)	(2,695)
Stock issued under stock purchase plans	90	39	49
Acquisition of treasury stock	(33,136)	(6,415)	(15,085)
Net change in noncontrolling interests	9,361	23,442	18,796
Cash dividends paid on common stock	(31,340)	(29,764)	(29,021)
Net change in financing activities	713,938	587,847	153,597
Net change in cash and cash equivalents	282,140	159,682	(15,714)
Cash and cash equivalents, beginning of year	243,047	83,365	99,079
Cash and cash equivalents, end of year	$525,187	$243,047	$83,365
Supplemental Information:
Non-cash transactions:
Loans transferred to other real estate and repossessions	$2,440	$4,317	$14,807
Common stock matching contribution to Employee Stock Ownership and Profit Sharing Plan	715	622	300
Right of use assets obtained in exchange for lease obligation	1,344	2,612	17,064
Cash paid for:
Interest	$20,245	$47,134	$54,043
Income taxes	15,360	13,461	5,585
The accompanying notes are a part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Accounting Policies
1st Source Corporation is a bank holding company headquartered in South Bend, Indiana that provides, through its subsidiaries (collectively referred to as “1st Source” or “the Company”), a broad array of financial products and services. 1st Source Bank (“Bank”), its banking subsidiary, offers commercial and consumer banking services, trust and wealth advisory services, and insurance to individual and business clients. The following is a summary of significant accounting policies followed in the preparation of the consolidated financial statements.
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
Securities — Securities that the Company has the ability and positive intent to hold to maturity are classified as investment securities held-to-maturity. Held-to-maturity investment securities, when present, are carried at amortized cost. As of December 31, 2021 and 2020, the Company held no securities classified as held-to-maturity. Securities that may be sold in response to, or in anticipation of, changes in interest rates and resulting prepayment risk, or for other factors, are classified as available-for-sale and are carried at fair value. Unrealized gains and losses on debt securities are reported, net of applicable taxes, as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. Unrealized gains and losses on equity securities are reflected, net of applicable taxes, in earnings.
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

Other investments consist of shares of Federal Home Loan Bank of Indianapolis (FHLBI) and Federal Reserve Bank stock. As restricted member stocks, these investments are carried at cost. Both cash and stock dividends received on the stocks are reported as income. Quarterly, the Company reviews its investment in FHLBI for impairment. Factors considered in determining impairment are: history of dividend payments; determination of cause for any net loss; adequacy of capital; and review of the most recent financial statements. As of December 31, 2021 and 2020, it was determined that the Company’s investment in FHLBI stock is appropriately valued at cost, which equates to par value. In addition, other investments include interest bearing deposits with other banks with original maturities of greater than three months. These investments are in denominations, including accrued interest, that are fully insured by the FDIC.
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
Direct financing leases are carried at the aggregate of lease payments plus estimated residual value of the leased property, net of unamortized deferred lease origination fees and costs and unearned income. Interest income on direct financing leases is recognized over the term of the lease to achieve a constant periodic rate of return on the outstanding investment. Effective January 1, 2019, as part of the new leasing standard, only those costs incurred as a direct result of closing a lease transaction are capitalized. All existing deferrals will continue to be amortized over the estimated life of the lease while all new initial direct costs are expensed immediately.
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
On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which provides entities with optional temporary relief from certain accounting and financial reporting requirements under U.S. GAAP. Section 4013 of the CARES Act allows financial institutions to suspend application of certain TDR accounting guidance for loan and lease modifications related to the COVID-19 pandemic made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the COVID-19 national emergency, provided certain criteria are met. Section 4013 of the CARES Act was amended on December 27, 2020 to extend this relief until January 1, 2022. The relief can be applied to loan and lease modifications for borrowers that were not more than 30 days past due as of December 31, 2019 and to loan and lease modifications that defer or delay the payment of principal or interest, or change the interest rate on the loan. The Company chose to apply this relief to eligible loan and lease modifications. At December 31, 2021 and December 31, 2020, loan and lease modification balances related to the COVID-19 pandemic were $0 million and $129 million, respectively.

The Company sells mortgage loans to the Government National Mortgage Association (GNMA) in the normal course of business and retains the servicing rights. The GNMA programs under which the loans are sold allow the Company to repurchase individual delinquent loans that meet certain criteria from the securitized loan pool. At its option, and without GNMA’s prior authorization, the Company may repurchase a delinquent loan for an amount equal to 100% of the remaining principal balance on the loan. Once the Company has the unconditional ability to repurchase a delinquent loan, the Company is deemed to have regained effective control over the loan and the Company is required to recognize the loan on its balance sheet and record an offsetting liability, regardless of its intent to repurchase the loan. At December 31, 2021 and 2020, residential real estate portfolio loans included $1.33 million and $2.31 million, respectively, of loans available for repurchase under the GNMA optional repurchase programs with the offsetting liability recorded within other short-term borrowings.
Mortgage Banking Activities — Loans held for sale are composed of performing one-to-four family residential mortgage loans originated for resale. Mortgage loans originated with the intent to sell are carried at fair value.
The Company recognizes the rights to service mortgage loans for others as separate assets, whether the servicing rights are acquired through a separate purchase or through the sale of originated loans with servicing rights retained. The Company allocates a portion of the total proceeds of a mortgage loan to servicing rights based on the relative fair value. These assets are amortized as reductions of mortgage servicing fee income over the estimated servicing period in proportion to the estimated servicing income to be received. The balance of MSRs is located in Accrued Income and Other Assets on the Consolidated Statements of Financial Condition and the gains and losses on the sale of MSRs are recognized in Noninterest Income on the Consolidated Statements of Income in the period in which such rights are sold.
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
The current expected credit loss methodology has a factor for reasonable and supportable forecasts. Generally, reasonable and supportable forecasts are for two years or less and have a reversion period of a similar duration, reverting expected credit losses to a level that is consistent with our historical loss experience. Forecast adjustments are added via basis points for the cohort methodology. For the PD/LGD methodology, adjustments to the probability of default factor are applied through forecast adjustments to the PD factor used as the baseline transition matrix runout, thus impacting the historical loss ratio. The Company developed its reasonable and supportable forecasts using relevant data including, but not limited to, growth in gross domestic product, unemployment rates, housing market trends, commodity prices, inflation, and other factors associated with credit losses on the financial statements.
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
Operating lease rentals are expensed on a straight-line basis over the life of the lease beginning on the date the Company takes possession of the property. Rent expense and variable lease costs are included in Net Occupancy Expense on the Consolidated Statements of Income. Included in variable lease costs are leases with rent escalations based on recent financial indices, such as the Consumer Price Index, where the Company initially measures lease payments using the index on the commencement date and records future changes in rent payments resulting from changes in the index to variable costs in the period the changes occur. Certain leases require the Company to pay common area maintenance, real estate taxes, insurance and other operating expenses associated with the leases premises. These expenses are classified in Net Occupancy Expense on the Consolidated Statements of Income, consistent with similar costs for owned locations. There are no residual value guarantees, restrictions or covenants imposed by leases.
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
Other Real Estate — Other real estate acquired through partial or total satisfaction of nonperforming loans is included in Other Assets on the Consolidated Statements of Financial Condition and recorded at fair value less anticipated selling costs based upon the property’s appraised value at the date of transfer, with any difference between the fair value of the property less cost to sell, and the carrying value of the loan charged to the allowance for loan and lease losses or other income, if a positive adjustment. Subsequent fair value write-downs or write-ups, to the extent of previous write-downs, property maintenance costs, and gains or losses recognized upon the sale of other real estate are recognized in Noninterest Expense on the Consolidated Statements of Income. Gains or losses resulting from the sale of other real estate are recognized on the date of sale. As of December 31, 2021 and 2020, other real estate had carrying values of $0.00 million and $0.36 million, respectively, and is included in Other Assets on the Consolidated Statements of Financial Condition.

Repossessed Assets — Repossessed assets may include fixtures and equipment, inventory and receivables, aircraft, construction equipment, and vehicles acquired from business banking and specialty finance activities. Repossessed assets are included in Other Assets on the Consolidated Statements of Financial Condition at fair value of the equipment or vehicle less estimated selling costs. At the time of repossession, the recorded amount of the loan or lease is written down to the fair value of the equipment or vehicle by a charge to the allowance for loan and lease losses or other income, if a positive adjustment. Subsequent fair value write-downs or write-ups, to the extent of previous write-downs, equipment maintenance costs, and gains or losses recognized upon the sale of repossessions are recognized in Noninterest Expense on the Consolidated Statements of Income. Gains or losses resulting from the sale of repossessed assets are recognized on the date of sale. Repossessed assets totaled $0.86 million and $1.98 million, as of December 31, 2021 and 2020, respectively, and are included in Other Assets on the Consolidated Statements of Financial Condition.
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
The Company has historically evaluated goodwill for impairment during the fourth quarter of each year, with financial data as of September 30. During the first quarter of 2020, management determined that the deterioration in general economic conditions as a result of the COVID-19 pandemic and responses thereto represented a triggering event prompting an evaluation of goodwill impairment. The Company performed impairment analyses in each quarter of 2020. In 2021, management determined conditions no longer represented a triggering event requiring quarterly analyses and returned to its historical practice of evaluating goodwill during the fourth quarter of the year. Based on the analyses performed each quarter of 2020 and the fourth quarter of 2021, the Company determined that goodwill was not impaired.
Partnership Investments — The Company accounts for its investments in partnerships for which it owns less than fifty percent and has the ability to exercise significant influence over the partnership on the equity method. The Company accounts for its investments in partnerships for which it does not have the ability to exercise significant influence at fair value less impairment, if any or cost less any impairment if the fair value is not readily determinable. The Company has elected to use the practical expedient to estimate fair value of an investment in an investment company using the net asset value of its partnership interest. The Company uses the hypothetical liquidation book value (HLBV) method for equity investments when the liquidation rights and priorities as defined by an equity investment agreement differ from what is reflected by the underlying percentage ownership interests. The HLBV method is commonly applied to equity investments in the renewable energy industry, where the economic benefits corresponding to an equity investment may vary at different points in time and/or are not directly linked to an investor’s ownership percentage. A calculation is prepared at each balance sheet date to determine the amount that the Company would receive if an equity investment entity were to liquidate all of its assets (as valued in accordance with GAAP) and distribute that cash to the investors based on the contractually defined liquidation priorities. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is 1st Source’s share of the earnings or losses from the equity investment for the period. Investments in partnerships are included in Other Assets on the Consolidated Statements of Financial Condition. The balances as of December 31, 2021 and 2020 were $95.05 million and $76.35 million, respectively.
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
Net Income Per Common Share — Earnings per share is computed using the two-class method. Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding, excluding participating securities. Diluted earnings per common share is computed by using the weighted-average number of shares determined for the basic earnings per share calculation plus the dilutive effect of stock compensation using the treasure stock method.
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
Note 2 — Recent Accounting Pronouncements
Presentation of Financial Statements: In August 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2021-06 “Presentation of Financial Statements (Topic 205), Financial Services—Depository and Lending (Topic 942), and Financial Services—Investment Companies (Topic 946): Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants.” This ASU amends the SEC sections of the Codification related to Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update to Statistical Disclosures for Bank and Savings and Loan Registrants. The guidance is effective upon its addition to the FASB codification. The adoption of ASU 2021-06 did not have a material impact on its disclosures.

Reference Rate Reform: In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. In January 2021, the FASB issued ASU 2021-01 which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company continues to implement its transition plan towards cessation of LIBOR and the modification of its loans and other financial instruments with attributes that are either directly or indirectly influenced by LIBOR. The Company expects to utilize the LIBOR transition relief allowed under ASU 2020-04 and ASU 2021-01, as applicable, and does not expect such adoption to have a material impact on its accounting and disclosures. The Company will continue to assess the impact as the reference rate transition approaches June 30, 2023.
Note 3 — Investment Securities Available-For-Sale
The following table shows investment securities available-for-sale.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
U.S. Treasury and Federal agencies securities	$1,093,780	$3,244	$(13,018)	$1,084,006
U.S. States and political subdivisions securities	95,700	1,130	(1,129)	95,701
Mortgage-backed securities - Federal agencies	663,441	4,745	(8,459)	659,727
Corporate debt securities	22,510	499	—	23,009
Foreign government securities	600	—	(2)	598
Total investment securities available-for-sale	$1,876,031	$9,618	$(22,608)	$1,863,041
December 31, 2020
U.S. Treasury and Federal agencies securities	$610,195	$9,521	$(234)	$619,482
U.S. States and political subdivisions securities	78,812	2,346	(31)	81,127
Mortgage-backed securities - Federal agencies	442,748	11,237	(196)	453,789
Corporate debt securities	40,813	1,556	—	42,369
Foreign government securities	700	—	—	700
Total investment securities available-for-sale	$1,173,268	$24,660	$(461)	$1,197,467
Amortized cost excludes accrued interest receivable which is included in Accrued Income and Other Assets on the Consolidated Statements of Financial Condition. At December 31, 2021 and 2020, accrued interest receivable on investment securities available for sale was $4.80 million and $3.84 million, respectively.
At December 31, 2021, the residential mortgage-backed securities held by the Company consisted primarily of GNMA, FNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government (Government Sponsored Enterprise, GSEs).
The Company did not hold any marketable equity securities at December 31, 2021 and 2020.
The following table shows the contractual maturities of investments in debt securities available-for-sale at December 31, 2021. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$105,859	$106,732
Due after one year through five years	948,501	940,267
Due after five years through ten years	157,760	155,850
Due after ten years	470	465
Mortgage-backed securities	663,441	659,727
Total debt securities available-for-sale	$1,876,031	$1,863,041

The following table summarizes gross unrealized losses and fair value by investment category and age. At December 31, 2021, the Company’s available-for-sale securities portfolio consisted of 706 securities, 282 of which were in an unrealized loss position.

	Less than 12 Months		12 months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2021
U.S. Treasury and Federal agencies securities	$789,536	$(10,728)	$84,191	$(2,290)	$873,727	$(13,018)
U.S. States and political subdivisions securities	39,585	(980)	4,875	(149)	44,460	(1,129)
Mortgage-backed securities - Federal agencies	454,413	(7,312)	35,232	(1,147)	489,645	(8,459)
Corporate debt securities	—	—	—	—	—	—
Foreign government securities	598	(2)	—	—	598	(2)
Total debt securities available-for-sale	$1,284,132	$(19,022)	$124,298	$(3,586)	$1,408,430	$(22,608)
December 31, 2020
U.S. Treasury and Federal agencies securities	$136,534	$(234)	$—	$—	$136,534	$(234)
U.S. States and political subdivisions securities	6,391	(30)	199	(1)	6,590	(31)
Mortgage-backed securities - Federal agencies	67,736	(187)	3,274	(9)	71,010	(196)
Corporate debt securities	—	—	—	—	—	—
Foreign government securities	200	—	—	—	200	—
Total debt securities available-for-sale	$210,861	$(451)	$3,473	$(10)	$214,334	$(461)
The Company does not consider available-for-sale securities with unrealized losses at December 31, 2021 to be experiencing credit losses and recognized no resulting allowance for credit losses. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost basis, which may be the maturity dates of the securities. The unrealized losses occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase.
The following table shows the gross realized gains and losses from the available-for-sale debt securities portfolio. Realized gains and losses of all securities are computed using the specific identification cost basis.

(Dollars in thousands)	2021	2020	2019
Gross realized gains	$221	$285	$—
Gross realized losses	(901)	(6)	—
Net realized (losses) gains	$(680)	$279	$—
At December 31, 2021 and 2020, investment securities with carrying values of $351.13 million and $338.68 million, respectively, were pledged as collateral for security repurchase agreements and for other purposes.
Note 4 — Loan and Lease Financings
Total loans and leases outstanding were recorded net of unearned income and deferred loan fees and costs at December 31, 2021 and 2020, and totaled $5.35 billion and $5.49 billion, respectively. At December 31, 2021 and 2020, net deferred loan and lease (fees) costs were $(0.09) million and $(3.73) million, respectively. At December 31, 2021 and 2020, there were $2.71 million and $6.37 million, respectively, in deferred loan fees related to Paycheck Protection Program (PPP) loans. Accrued interest receivable on loans and leases at December 31, 2021 and 2020 was $12.94 million and $16.39 million, respectively.
In the ordinary course of business, the Company has extended loans to certain directors, executive officers, and principal shareholders of equity securities of 1st Source and to their affiliates. In the opinion of management, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the Company and did not involve more than the normal risk of collectability, or present other unfavorable features. The loans are consistent with sound banking practices and within applicable regulatory and lending limitations. The aggregate dollar amounts of these loans were $14.05 million and $26.51 million at December 31, 2021 and 2020, respectively. During 2021, $4.71 million of new loans and other additions were made and $17.17 million of repayments and other reductions occurred.

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
Commercial and agricultural – loans are to entities within the Company’s local market communities. Loans are for business or agri-business purposes and include working capital lines of credit secured by accounts receivable and inventory that are generally renewable annually and term loans secured by equipment with amortizations based on the expected life of the underlying collateral, generally three to seven years. These loans are typically further supported by personal guarantees. Commercial exposure is to a wide range of industries and services. Risks in this sector are also varied and are most impacted by general economic conditions. Risk mitigants include appropriate underwriting and monitoring and, when appropriate, government guarantees, including SBA and FSA. This portfolio sector also includes PPP loans, which are fully guaranteed by the SBA. Total PPP loan originations during 2021 and 2020 amounted to $261.46 million and $597.45 million, respectively. As of December 31, 2021 and 2020, PPP loan balances were $73.08 million and $351.56 million, respectively, which is net of an unearned discount of $2.71 million and $6.37 million, respectively.
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
Auto and light truck – loans are secured by vehicles and borrowers are nationwide. The portfolio consists of multiple industries: auto rental, auto leasing and specialty vehicle which includes bus, funeral car and step van. Borrowers in the auto rental segment are primarily independent auto rental entities with on-airport and off-airport locations, and some insurance replacement business. Loan amortizations are relatively short, generally eighteen months, but up to four years. Auto leasing customers lease to businesses and the Company takes assignment of the lease stream and places its lien on the vehicles. Terms are generally longer than the auto rental sector, three to seven years and match the underlying leases. Risks in both these segments include economic risks and collateral risks, principally used vehicle values. Specialty vehicle loans are also of longer duration, generally six years but up to 104 months for new motor coaches. The bus segment is secured primarily by shuttle buses and motor coaches, the step van segment is secured by step vans and the funeral car segment is secured by hearses and limousines. Risks include lack of well-established mechanisms for disposition of collateral, such as auctions that are key to disposition of autos. Loans in the portfolio generally carry personal guarantees.
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

The following table shows the amortized cost of loans and leases, segregated by portfolio segment, credit quality rating and year of origination as of December 31, 2021.

	Term Loans and Leases by Origination Year
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and agricultural
Grades 1-6	$233,512	$123,947	$60,744	$55,231	$32,545	$20,184	$364,460	$—	$890,623
Grades 7-12	4,682	194	3,667	2,373	2,004	484	14,685	—	28,089
Total commercial and agricultural	238,194	124,141	64,411	57,604	34,549	20,668	379,145	—	918,712
Solar
Grades 1-6	159,244	42,073	81,593	18,979	34,889	3,780	—	—	$340,558
Grades 7-12	—	1,138	5,882	724	—	—	—	—	7,744
Total Solar	159,244	43,211	87,475	19,703	34,889	3,780	—	—	348,302
Auto and light truck
Grades 1-6	331,105	122,709	72,580	24,965	11,814	901	—	—	564,074
Grades 7-12	10,828	11,752	7,467	3,859	4,876	919	—	—	39,701
Total auto and light truck	341,933	134,461	80,047	28,824	16,690	1,820	—	—	603,775
Medium and heavy duty truck
Grades 1-6	92,252	68,354	57,967	23,210	12,419	5,265	—	—	259,467
Grades 7-12	—	—	—	—	—	273	—	—	273
Total medium and heavy duty truck	92,252	68,354	57,967	23,210	12,419	5,538	—	—	259,740
Aircraft
Grades 1-6	384,895	290,897	85,916	45,848	47,025	29,435	4,844	—	888,860
Grades 7-12	1,141	649	—	4,670	454	2,627	—	—	9,541
Total aircraft	386,036	291,546	85,916	50,518	47,479	32,062	4,844	—	898,401
Construction equipment
Grades 1-6	314,044	201,032	109,029	47,693	13,501	5,031	18,937	4,594	713,861
Grades 7-12	26,650	8,709	1,983	797	80	—	—	2,193	40,412
Total construction equipment	340,694	209,741	111,012	48,490	13,581	5,031	18,937	6,787	754,273
Commercial real estate
Grades 1-6	230,701	150,144	146,374	141,838	126,642	112,243	391	—	908,333
Grades 7-12	218	5,921	7,159	491	6,208	1,011	—	—	21,008
Total commercial real estate	230,919	156,065	153,533	142,329	132,850	113,254	391	—	929,341
Residential real estate and home equity
Performing	105,345	114,682	41,185	9,706	11,720	89,646	122,281	4,555	499,120
Nonperforming	—	—	—	13	421	655	293	88	1,470
Total residential real estate and home equity	105,345	114,682	41,185	9,719	12,141	90,301	122,574	4,643	500,590
Consumer
Performing	58,866	24,307	17,031	8,284	2,263	697	21,378	—	132,826
Nonperforming	37	107	43	30	33	4	—	—	254
Total consumer	$58,903	$24,414	$17,074	$8,314	$2,296	$701	$21,378	$—	$133,080

The following table shows the amortized cost of loans and leases, segregated by portfolio segment, credit quality rating and year of origination as of December 31, 2020.

	Term Loans and Leases by Origination Year
(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and agricultural
Grades 1-6	$525,816	$103,120	$114,251	$56,007	$22,023	$19,790	$291,990	$—	$1,132,997
Grades 7-12	6,788	1,699	4,726	3,507	1,200	2,134	33,067	—	53,121
Total commercial and agricultural	532,604	104,819	118,977	59,514	23,223	21,924	325,057	—	1,186,118
Solar
Grades 1-6	141,089	90,435	20,160	36,909	4,011	—	—	—	$292,604
Grades 7-12	—	—	—	—	—	—	—	—	—
Total Solar	141,089	90,435	20,160	36,909	4,011	—	—	—	292,604
Auto and light truck
Grades 1-6	248,932	141,841	52,749	24,101	4,210	608	—	—	472,441
Grades 7-12	19,113	27,136	12,796	8,612	2,250	21	—	—	69,928
Total auto and light truck	268,045	168,977	65,545	32,713	6,460	629	—	—	542,369
Medium and heavy duty truck
Grades 1-6	92,698	88,314	44,205	31,773	15,644	4,840	—	—	277,474
Grades 7-12	—	978	—	—	632	88	—	—	1,698
Total medium and heavy duty truck	92,698	89,292	44,205	31,773	16,276	4,928	—	—	279,172
Aircraft
Grades 1-6	429,283	153,358	93,042	95,457	43,972	20,966	6,370	—	842,448
Grades 7-12	11,519	2,561	479	596	2,187	1,670	—	—	19,012
Total aircraft	440,802	155,919	93,521	96,053	46,159	22,636	6,370	—	861,460
Construction equipment
Grades 1-6	311,174	180,550	96,320	42,713	12,624	5,722	17,502	737	667,342
Grades 7-12	17,518	13,743	10,642	398	237	85	2,988	1,935	47,546
Total construction equipment	328,692	194,293	106,962	43,111	12,861	5,807	20,490	2,672	714,888
Commercial real estate
Grades 1-6	190,725	204,477	173,847	175,009	69,022	122,762	373	—	936,215
Grades 7-12	9,518	7,990	5,173	6,684	1,762	2,522	—	—	33,649
Total commercial real estate	200,243	212,467	179,020	181,693	70,784	125,284	373	—	969,864
Residential real estate and home equity
Performing	133,829	65,690	18,194	22,929	41,847	86,106	135,255	5,703	509,553
Nonperforming	—	—	21	14	—	1,435	247	109	1,826
Total residential real estate and home equity	133,829	65,690	18,215	22,943	41,847	87,541	135,502	5,812	511,379
Consumer
Performing	43,824	34,409	18,904	7,005	2,259	793	23,869	—	131,063
Nonperforming	2	99	78	36	8	2	159	—	384
Total consumer	$43,826	$34,508	$18,982	$7,041	$2,267	$795	$24,028	$—	$131,447

The following table shows the amortized cost of loans and leases, segregated by portfolio segment, with delinquency aging and nonaccrual status.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Total Accruing Loans	Nonaccrual	Total Financing Receivables
December 31, 2021
Commercial and agricultural	$916,659	$—	$—	$—	$916,659	$2,053	$918,712
Solar	348,302	—	—	—	348,302	—	348,302
Auto and light truck	579,605	—	—	—	579,605	24,170	603,775
Medium and heavy duty truck	259,467	—	—	—	259,467	273	259,740
Aircraft	894,092	1,130	2,530	—	897,752	649	898,401
Construction equipment	745,870	1,313	—	—	747,183	7,090	754,273
Commercial real estate	926,345	—	—	—	926,345	2,996	929,341
Residential real estate and home equity	498,854	212	54	245	499,365	1,225	500,590
Consumer	132,464	332	30	4	132,830	250	133,080
Total	$5,301,658	$2,987	$2,614	$249	$5,307,508	$38,706	$5,346,214
December 31, 2020
Commercial and agricultural	$1,180,151	$34	$—	$—	$1,180,185	$5,933	$1,186,118
Solar	292,604	—	—	—	292,604	—	292,604
Auto and light truck	504,659	560	205	—	505,424	36,945	542,369
Medium and heavy duty truck	278,452	—	—	—	278,452	720	279,172
Aircraft	860,632	—	—	—	860,632	828	861,460
Construction equipment	701,124	1,093	298	—	702,515	12,373	714,888
Commercial real estate	968,370	—	—	—	968,370	1,494	969,864
Residential real estate and home equity	508,532	782	239	108	509,661	1,718	511,379
Consumer	130,458	504	101	7	131,070	377	131,447
Total	$5,424,982	$2,973	$843	$115	$5,428,913	$60,388	$5,489,301
Interest income for the years ended December 31, 2021, 2020, and 2019, would have increased by approximately $2.62 million, $3.49 million, and $0.69 million, respectively, if the nonaccrual loans and leases had earned interest at their full contract rate.
The following table shows average recorded investment and interest income recognized on impaired loans and leases, segregated by portfolio segment, for the year ending December 31, 2019.

	2019
(Dollars in thousands)	Average Recorded Investment	Interest Income
Commercial and agricultural	$5,983	$242
Auto and light truck	2,721	—
Medium and heavy duty truck	244	—
Aircraft	2,409	8
Construction equipment	1,664	—
Commercial real estate	1,715	—
Residential real estate and home equity	340	19
Consumer loans	—	—
Total	$15,076	$269

The following table shows the number of loans and leases classified as troubled debt restructuring (TDR) during 2021, 2020 and 2019, by portfolio segment, as well as the recorded investment as of December 31. The classification between nonperforming and performing is shown at the time of modification. Modification programs focused on extending maturity dates or modifying payment patterns with most TDRs experiencing a combination of concessions. The modifications did not result in the contractual forgiveness of principal or interest. The TDRs during 2020 were the result of issues that predated the COVID-19 pandemic. There was one modification during 2021, two modification during 2020, and one modification during 2019 that resulted in an interest rate reduction below market rate. Consequently, the financial impact of the modifications was immaterial.

	2021		2020		2019
(Dollars in thousands)	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Performing TDRs:
Commercial and agricultural	—	$—	—	$—	1	$9,901
Solar	—	—	—	—	—	—
Auto and light truck	—	—	—	—	—	—
Medium and heavy duty truck	—	—	—	—	—	—
Aircraft	—	—	—	—	—	—
Construction equipment	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Residential real estate and home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total performing TDR modifications	—	—	—	—	1	9,901
Nonperforming TDRs:
Commercial and agricultural	—	—	—	—	1	465
Solar	—	—	—	—	—	—
Auto and light truck	—	—	—	—	—	—
Medium and heavy duty truck	—	—	—	—	—	—
Aircraft	—	—	1	828	—	—
Construction equipment	1	5,729	1	9,905	—	—
Commercial real estate	—	—	—	—	—	—
Residential real estate and home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total nonperforming TDR modifications	1	5,729	2	10,733	1	465
Total TDR modifications	1	$5,729	2	$10,733	2	$10,366
There were no TDRs which had payment defaults within the twelve months following modification for the year ended December 31, 2021, one nonperforming commercial and agriculture TDR with a recorded investment of $0.41 million which had a payment default within the twelve months following modification for the year ended December 31, 2020, and one nonperforming auto and light truck TDR with a recorded investment of $0.00 million which had a payment default within the twelve months following modification during the year ended December 31, 2019.
The classification between nonperforming and performing is shown at the time of modification. Default occurs when a loan or lease is 90 days or more past due under the modified terms or transferred to nonaccrual.
The following table shows the recorded investment of loans and leases classified as troubled debt restructurings as of December 31.

Year Ended December 31 (Dollars in thousands)	2021	2020
Performing TDRs	$319	$330
Nonperforming TDRs	6,742	11,156
Total TDRs	$7,061	$11,486

Note 5 — Allowance for Credit Losses
Allowance for Loan and Lease Losses
The methodology used to estimate the appropriate level of the allowance for loan and lease losses is described in Note 1, under the heading “Allowance for Credit Losses.” The allowance for loan and lease losses at December 31, 2021 and 2020, represents the Company’s current estimate of lifetime credit losses inherent in the loan and lease portfolio. The following table shows the changes in the allowance for loan and lease losses, segregated by portfolio segment, for each of the three years ended December 31.

(Dollars in thousands)	Commercial and agricultural	Solar	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer	Total
2021
Balance, beginning of year	$16,680	$5,549	$28,926	$6,400	$34,053	$19,166	$22,758	$5,374	$1,748	$140,654
Charge-offs	2,930	—	7,797	—	—	856	—	228	712	12,523
Recoveries	812	—	1,316	—	687	473	19	16	341	3,664
Net charge-offs (recoveries)	2,118	—	6,481	—	(687)	383	(19)	212	371	8,859
Provision (recovery of provision)	847	1,036	(2,821)	(385)	(1,112)	890	(3,086)	(78)	406	(4,303)
Balance, end of year	$15,409	$6,585	$19,624	$6,015	$33,628	$19,673	$19,691	$5,084	$1,783	$127,492

2020
Balance, beginning of year	$20,926	$2,745	$14,400	$4,612	$31,058	$14,120	$18,350	$3,609	$1,434	$111,254
Impact of ASC 326 adoption	(939)	284	(1,303)	2,414	484	372	(649)	1,688	233	2,584
Adjusted balance, beginning of year	19,987	3,029	13,097	7,026	31,542	14,492	17,701	5,297	1,667	113,838
Charge-offs	903	—	7,107	15	855	4,090	37	74	893	13,974
Recoveries	663	—	499	18	1,800	1,415	58	33	303	4,789
Net charge-offs (recoveries)	240	—	6,608	(3)	(945)	2,675	(21)	41	590	9,185
Provision (recovery of provision)	(3,067)	2,520	22,437	(629)	1,566	7,349	5,036	118	671	36,001
Balance, end of year	$16,680	$5,549	$28,926	$6,400	$34,053	$19,166	$22,758	$5,374	$1,748	$140,654

2019
Balance, beginning of year	$15,555	$1,508	$14,689	$4,303	$33,047	$10,922	$15,705	$3,425	$1,315	$100,469
Charge-offs	1,040	—	991	1,132	3,066	238	5	53	1,066	7,591
Recoveries	664	—	97	32	1,143	160	75	85	287	2,543
Net charge-offs (recoveries)	376	—	894	1,100	1,923	78	(70)	(32)	779	5,048
Provision (recovery of provision)	5,747	1,237	605	1,409	(66)	3,276	2,575	152	898	15,833
Balance, end of year	$20,926	$2,745	$14,400	$4,612	$31,058	$14,120	$18,350	$3,609	$1,434	$111,254
The allowance for loan and lease losses decreased year-over-year in 2021 for most portfolio segments due to improvements in credit quality, attributable in large part to government stimulus payments which provided much needed relief to our customers during the pandemic. The 2020 allowance includes the impact of adopting ASC 326 for each loan segment. Generally, a decrease in the allowance upon adoption was related to shorter duration assets in the loan class and likewise, an increase was generally due to longer duration assets.
Commercial and agricultural – loans declined year-over-year due to PPP debt forgiveness partially offset by modest loan growth in our core businesses. The decline in the allowance was principally due to improved credit quality as reflected by lower special attention loan balances.
Solar – allowance increased due to loan growth. Credit quality is stable to improving.
Auto and light truck – allowance decreased as a result of charge-offs and lower outstanding loan balances in the higher risk bus segment of the portfolio, which was significantly impacted by the pandemic. The decline in balances in the bus segment was more than offset by increases in the auto rental and leasing segments, which carry lower loss ratios.
Medium and heavy duty truck – allowance decrease was principally attributable to a decrease in portfolio outstanding balances. Credit quality metrics continued to be relatively strong for this portfolio.
Aircraft – the allowance was principally impacted by improved credit quality metrics and strengthening collateral values somewhat offset by loan growth and heightened economic concerns related to foreign loans. The Company has historically carried a higher allowance in this portfolio due to risk volatility.
Construction equipment – allowance increase was driven by loan growth.
Commercial real estate – allowance decrease was a result of declines in outstanding loan balances and also qualitative adjustments to the loss ratios for the hotel segment which was hard hit by the pandemic but is currently performing better than anticipated.
Residential real estate and home equity – decreased allowance due to decline in loan balances.
Consumer – segment saw an increase in allowance due to forecast adjustments and slight loan growth.
Economic Outlook
As of December 31, 2021, the most significant economic factors impacting our loan portfolios are the pandemic and the Omicron COVID variant surge, ongoing supply chain disruptions, and increasing inflation. The forecast considers global and domestic economic effects from the pandemic as well as other key economic factors such as unemployment and inflation which may impact our clients. The Company’s assumption was that economic growth will slow in 2022 and 2023 and inflation will remain above the 2% Federal Reserve target rate resulting in an adverse impact on the loan and lease portfolio over the next two years.
As a result of the unprecedented economic uncertainty caused by the COVID-19 pandemic, the Company’s future loss estimates may vary considerably from the December 31, 2021 assumptions.
Liability for Credit Losses on Unfunded Loan Commitments
The liability for credit losses inherent in unfunded loan commitments is included in Accrued Expenses and Other Liabilities on the Consolidated Statements of Financial Condition. The following table shows the changes in the liability for credit losses on unfunded loan commitments for each of the three years ended December 31.

(Dollars in thousands)	2021	2020	2019
Balance, beginning of year	$4,499	$3,172	$3,075
Impact of ASC 326 adoption	—	777	—
Adjusted balance, beginning of year	4,499	3,949	3,075
(Recovery of) provision	(303)	550	97
Balance, end of year	$4,196	$4,499	$3,172

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
The following table shows the components of the investment in direct finance and operating leases as of December 31.

(Dollars in thousands)	2021	2020
Direct finance leases:
Minimum lease payments	$172,017	$160,508
Estimated unguaranteed residual values	—	—
Less: Unearned income	(22,552)	(21,507)
Net investment in direct finance leases	$149,465	$139,001

Operating leases:
Gross investment in operating leases	$95,046	$116,818
Accumulated depreciation	(46,613)	(51,778)
Net investment in operating leases	$48,433	$65,040

The following table shows future minimum lease payments due from clients on direct finance and operating leases at December 31, 2021.

(Dollars in thousands)	Direct Finance Leases	Operating Leases
2022	$36,321	$13,301
2023	33,179	8,312
2024	24,804	4,508
2025	22,417	2,085
2026	16,971	603
Thereafter	38,325	111
Total	$172,017	$28,920
To mitigate the risk of loss, the Company seeks to diversify both the type of equipment leased and the industries in which the lessees participate. In addition, a portion of our leases are terminal rental adjustment clause or “TRAC” leases where the lessee effectively guarantees the full residual value through a rental adjustment at the end of term or those where partial value is guaranteed (“split-TRAC”), which has a limited residual risk. Under a split-TRAC structure, the limited residual risk would be satisfied first by the net sale proceeds of the leased asset. The lessee’s at-risk portion, or top risk, is satisfied last and is subject to repayment as additional rent, if the TRAC amount is not satisfied by the net sale proceeds. The carrying amount of residual assets covered by residual value guarantees was $27.33 million and $43.65 million at December 31, 2021 and December 31, 2020, respectively.
The following table shows interest income recognized from direct finance lease payments and operating lease equipment rental income and related depreciation expense.

(Dollars in thousands)	2021	2020	2019
Direct finance leases:
Interest income on lease receivable	$6,634	$8,258	$10,985

Operating leases:
Income related to lease payments	$16,647	$23,380	$30,741
Depreciation expense	13,694	20,203	25,128
Income related to reimbursements from lessees for personal property tax on operating leased equipment for the years ended December 31, 2021, 2020 and 2019 were $0.46 million, $0.61 million and $0.73 million, respectively. Expense related to personal property tax payments on operating leased equipment for the year ended December 31, 2021, 2020 and 2019 were $0.46 million, $0.61 million and $0.73 million, respectively.
During the year ended December 31, 2021, the Company did not record any impairment charges. Impairment charges, if any, are recorded as a result of the annual review of operating lease residual values and are recognized in Depreciation - Leased Equipment on the Consolidated Statements of Income.
Note 7 — Premises and Equipment
The following table shows premises and equipment as of December 31.

(Dollars in thousands)	2021	2020
Land	$15,500	$15,505
Buildings and improvements	61,257	60,488
Furniture and equipment	39,418	42,672
Total premises and equipment	116,175	118,665
Accumulated depreciation and amortization	(69,137)	(69,292)
Net premises and equipment	$47,038	$49,373
Depreciation and amortization of properties and equipment totaled $5.09 million in 2021, $5.67 million in 2020, and $5.79 million in 2019.
Note 8 — Mortgage Servicing Rights
The unpaid principal balance of residential mortgage loans serviced for third parties was $883.90 million at December 31, 2021, compared to $838.45 million at December 31, 2020, and $740.91 million at December 31, 2019.

Amortization expense on MSRs is expected to total $1.06 million, $0.85 million, $0.66 million, $0.51 million, and $0.39 million in 2022, 2023, 2024, 2025, and 2026, respectively. Projected amortization excludes the impact of future asset additions or disposals.
The following table shows changes in the carrying value of MSRs and the associated valuation allowance.

(Dollars in thousands)	2021	2020
Mortgage servicing rights:
Balance at beginning of year	$4,616	$4,200
Additions	2,172	2,777
Amortization	(2,117)	(2,361)
Sales	—	—
Carrying value before valuation allowance at end of year	4,671	4,616
Valuation allowance:
Balance at beginning of year	(812)	—
Impairment recoveries (charges)	812	(812)
Balance at end of year	$—	$(812)
Net carrying value of mortgage servicing rights at end of year	$4,671	$3,804
Fair value of mortgage servicing rights at end of year	$5,640	$4,038
At December 31, 2021, the fair value of MSRs exceeded the carrying value reported on the Consolidated Statements of Financial Condition by $0.97 million. This difference represents increases in the fair value of certain MSRs that could not be recorded above cost basis.
Funds held in trust at 1st Source for the payment of principal, interest, taxes and insurance premiums applicable to mortgage loans being serviced for others, were approximately $13.76 million and $17.78 million at December 31, 2021 and December 31, 2020, respectively. Mortgage loan contractual servicing fees, including late fees and ancillary income, were $3.17 million, $3.13 million, and $2.64 million for 2021, 2020, and 2019, respectively. Mortgage loan contractual servicing fees are included in Mortgage Banking Income on the Consolidated Statements of Income.
Note 9 — Intangible Assets and Goodwill
At December 31, 2021, intangible assets consisted of goodwill of $83.87 million and other intangible assets of $0.06 million, which was net of accumulated amortization of $0.08 million. At December 31, 2020, intangible assets consisted of goodwill of $83.87 million and other intangible assets of $0.08 million, which was net of accumulated amortization of $0.06 million. Intangible asset amortization was $0.02 million, $0.02 million, and $0.03 million for 2021, 2020, and 2019, respectively. Amortization on other intangible assets is expected to total $0.02 million, $0.02 million, $0.02 million, $0.00 million, and $0.00 million in 2022, 2023, 2024, 2025, and 2026, respectively.
The following table shows a summary of other intangible assets as of December 31.

(Dollars in thousands)	2021	2020
Other intangibles:
Gross carrying amount	$146	$146
Less: accumulated amortization	(86)	(64)
Net carrying amount	$60	$82
Note 10 — Deposits
The aggregate amount of certificates of deposit of $250,000 or more and other time deposits of $250,000 or more outstanding at December 31, 2021 and 2020 was $290.89 million and $453.16 million, respectively.
The following table shows the amount of certificates of deposit of $250,000 or more and other time deposits of $250,000 or more outstanding at December 31, 2021, by time remaining until maturity.

(Dollars in thousands)
Under 3 months	$57,534
4 – 6 months	69,902
7 – 12 months	62,172
Over 12 months	101,280
Total	$290,888

The following table shows scheduled maturities of time deposits, including both private and public funds, at December 31, 2021.

(Dollars in thousands)
2022	$653,805
2023	161,977
2024	48,020
2025	10,305
2026	8,591
Thereafter	1,439
Total	$884,137
Note 11 — Borrowed Funds and Mandatorily Redeemable Securities
The following table shows the details of long-term debt and mandatorily redeemable securities as of December 31, 2021 and 2020.

(Dollars in thousands)	2021	2020
Federal Home Loan Bank borrowings (0.54% – 5.04%)	$44,150	$55,183
Mandatorily redeemable securities	20,598	20,358
Other long-term debt	6,503	6,323
Total long-term debt and mandatorily redeemable securities	$71,251	$81,864
Annual maturities of long-term debt outstanding at December 31, 2021, for the next five years and thereafter beginning in 2022, are as follows: $5.29 million; $2.51 million; $11.65 million; $0.61 million; $10.50 million; and $40.69 million.
At December 31, 2021, the Federal Home Loan Bank borrowings represented a source of funding for community economic development activities, agricultural loans and general funding for the bank and consisted of 16 fixed rate notes with maturities ranging from 2022 to 2030. These notes were collateralized by $55.71 million of certain real estate loans.
Mandatorily redeemable securities as of December 31, 2021 and 2020, of $20.60 million and $20.36 million, respectively reflected the “book value” shares under the 1st Source Executive Incentive Plan. See Note 16 - Stock Based Compensation (Stock Award Plans) for additional information. Dividends paid on these shares and changes in book value per share are recorded as Other interest expense on the Consolidated Statements of Income. Total interest expense recorded for 2021, 2020, and 2019 was $1.79 million, $2.14 million, and $2.22 million, respectively.
The following table shows the details of short-term borrowings as of December 31, 2021 and 2020.

	2021		2020
(Dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Federal funds purchased	$—	—%	$—	—%
Securities sold under agreements to repurchase	194,727	0.05	143,564	0.08
Commercial paper	3,967	0.04	4,766	0.13
Federal Home Loan Bank advances	—	—	—	—
Other short-term borrowings	1,333	—	2,311	—
Total short-term borrowings	$200,027	0.05%	$150,641	0.08%
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

The Company is involved in various entities that are considered to be VIEs. The Company’s investments in VIEs are primarily related to investments promoting affordable housing, community development and renewable energy sources. Some of these tax-advantaged investments support the Company’s regulatory compliance with the Community Reinvestment Act. The Company’s investments in these entities generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These tax credits are recognized as a reduction of tax expense or, for investments qualifying as investment tax credits, as a reduction to the related investment asset. The Company recognized federal and state income tax credits related to its affordable housing and community development tax-advantaged investments in tax expense of $2.02 million, $1.72 million and $1.55 million for the years ended December 31, 2021, 2020 and 2019, respectively. The Company also recognized $3.53 million, $31.08 million and $15.86 million of investment tax credits for the years ended December 31, 2021, 2020 and 2019, respectively.
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
The following table provides a summary of investments in affordable housing, community development and renewable energy VIEs that the Company has not consolidated as of December 31, 2021 and 2020.

(Dollars in thousands)	2021	2020
Investment carrying amount	$35,968	$22,742
Unfunded capital and other commitments	29,670	26,716
Maximum exposure to loss	50,319	52,106
The Company is required to consolidate VIEs in which it has concluded it has significant involvement in and the ability to direct the activities that impact the entity’s economic performance. The Company is the managing general partner of entities to which it shares interest in tax-advantaged investments with a third party. At December 31, 2021 and 2020, approximately $59.08 million and $53.61 million, respectively, of the Company’s assets and $0.00 million and $4.93 million, respectively, of its liabilities included on the Consolidated Statements of Financial Condition were related to tax-advantaged investment VIEs which the Company has consolidated. The assets of the consolidated VIE are reported in Other Assets, the liabilities are reported in Other Liabilities and the non-controlling interest is reported in Equity on the Consolidated Statements of Financial Condition. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIE do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIE is generally limited to the carrying value of its variable interest plus any related tax credits previously recognized.
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
The following table shows subordinated notes at December 31, 2021.

(Dollars in thousands)	Amount of Subordinated Notes	Interest Rate	Maturity Date
June 2007 issuance (1)	$41,238	7.22%	6/15/2037
August 2007 issuance (2)	17,526	1.68%	9/15/2037
Total	$58,764

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
Stock options, where the exercise price was greater than the average market price of the common shares, were excluded from the computation of diluted earnings per common share because the result would have been antidilutive. No stock options were considered antidilutive as of December 31, 2021, 2020 and 2019.
The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share for the three years ending December 31.

(Dollars in thousands - except per share amounts)	2021	2020	2019
Distributed earnings allocated to common stock	$30,369	$28,859	$28,188
Undistributed earnings allocated to common stock	87,237	52,044	63,254
Net earnings allocated to common stock	117,606	80,903	91,442
Net earnings allocated to participating securities	928	534	518
Net income allocated to common stock and participating securities	$118,534	$81,437	$91,960

Weighted average shares outstanding for basic earnings per common share	25,038,127	25,527,154	25,600,138
Dilutive effect of stock compensation	—	—	—
Weighted average shares outstanding for diluted earnings per common share	25,038,127	25,527,154	25,600,138

Basic earnings per common share	$4.70	$3.17	$3.57
Diluted earnings per common share	$4.70	$3.17	$3.57

Note 14 — Accumulated Other Comprehensive Income
The following table presents reclassifications out of accumulated other comprehensive income related to unrealized gains and losses on available-for-sale securities for the two years ending December 31.

(Dollars in thousands)	2021	2020	Affected Line Item in the Statements of Income
Realized (losses) gains included in net income	$(680)	$279	(Losses) gains on investment securities available-for-sale
	(680)	279	Income before income taxes
Tax effect	160	(65)	Income tax expense
Net of tax	$(520)	$214	Net income

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
Employees are eligible to participate in the Plan the first of the month following 90 days of employment. The Company matches dollar for dollar on the first 4% of deferred compensation, plus 50 cents on the dollar of the next 2% deferrals. The Company will also contribute to the Plan an amount designated as a fixed 2% employer contribution. The amount of fixed contribution is equal to two percent of the participant’s eligible compensation. Additionally, each year the Company may, in its sole discretion, make a discretionary profit sharing contribution. As of December 31, 2021 and 2020, there were 751,447 and 824,466 shares, respectively, of 1st Source Corporation common stock held in relation to employee benefit plans.
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
Contribution expense for the years ended December 31, 2021, 2020, and 2019, amounted to $6.31 million, $5.70 million, and $5.48 million, respectively.
Note 16 — Stock Based Compensation
As of December 31, 2021, the Company had four active stock-based employee compensation plans. These plans include three executive stock award plans, the Executive Incentive Plan (EIP), the Restricted Stock Award Plan (RSAP), the Strategic Deployment Incentive Plan (SDP); and the Employee Stock Purchase Plan (ESPP). The 2011 Stock Option Plan was approved by the shareholders on April 21, 2011 but the Company had not made any grants through December 31, 2021. These stock-based employee compensation plans were established to help retain and motivate key employees. All of the plans have been approved by the shareholders of 1st Source Corporation. The Executive Compensation and Human Resources Committee (the “Committee”) of the 1st Source Corporation Board of Directors has sole authority to select the employees, establish the awards to be issued, and approve the terms and conditions of each award under the stock-based compensation plans.
Stock-based compensation to employees is recognized as compensation cost on the Consolidated Statements of Income based on their fair values on the measurement date, which, for 1st Source, is the date of grant. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. The total fair value of share awards vested was $3.45 million during 2021, $2.67 million in 2020, and $3.35 million in 2019.
The following table shows the combined summary of activity regarding active stock option and stock award plans.

		Non-Vested Stock Awards Outstanding
	Shares Available for Grant	Number of Shares	Weighted-Average Grant-Date Fair Value
Balance, January 1, 2019	675,059	253,819	$28.59
Shares authorized - 2019 EIP	62,538	—	—
Granted	(74,336)	74,336	31.44
Stock awards vested	—	(100,299)	28.35
Forfeited	1,241	(8,865)	30.28
Balance, December 31, 2019	664,502	218,991	29.60
Shares authorized - 2020 EIP	60,233	—	—
Granted	(147,576)	147,576	37.41
Stock awards vested	—	(74,203)	28.95
Forfeited	49	(870)	31.82
Balance, December 31, 2020	577,208	291,494	33.71
Shares authorized - 2021 EIP	62,369	—	—
Granted	(79,072)	79,072	36.22
Stock awards vested	—	(92,622)	32.53
Forfeited	250	(3,798)	32.13
Balance, December 31, 2021	560,755	274,146	$34.86
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
There were zero stock options exercised during 2021, 2020 or 2019. All shares issued in connection with stock option exercises and non-vested stock awards are issued from available treasury stock.
No stock-based compensation expense related to stock options was recognized in 2021, 2020 or 2019.
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
Stock-based compensation expense relating to the EIP, SDP and RSAP totaled $4.21 million in 2021, $3.29 million in 2020, and $2.76 million in 2019. The total income tax benefit recognized in the accompanying Consolidated Statements of Income related to stock-based compensation was $0.99 million in 2021, $0.77 million in 2020, and $0.65 million in 2019. Unrecognized stock-based compensation expense related to non-vested stock awards (EIP/SDP/RSAP) was $7.25 million at December 31, 2021. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 3.17 years.
The fair value of non-vested stock awards for the purposes of recognizing stock-based compensation expense is market price of the stock on the measurement date, which, for the Company’s purposes is the date of the award.
Employee Stock Purchase Plan — The Company offers an ESPP for substantially all employees with at least two years of service on the effective date of an offering under the plan. Eligible employees may elect to purchase any dollar amount of stock, so long as such amount does not exceed 25% of their base rate of pay and the aggregate stock accrual rate for all offerings does not exceed $25,000 in any calendar year. The purchase price for shares offered is the lower of the closing market bid price for the offering date or the average market bid price for the five business days preceding the offering date. The purchase price and premium/(discount) to the actual market closing price on the offering date for the 2021, 2020, and 2019 offerings were $49.98 (-0.42%), $34.35 (1.78%), and $43.81 (0.14%), respectively. Payment for the stock is made through payroll deductions over the offering period, and employees may discontinue the deductions at any time and exercise the option or take the funds out of the program. The most recent offering began June 1, 2021 and runs through June 1, 2023, with $187,740 in stock value to be purchased at $49.98 per share.
Note 17 — Income Taxes
The following table shows the composition of income tax expense.

Year Ended December 31 (Dollars in thousands)	2021	2020	2019
Current:
Federal	$16,346	$42,411	$28,130
State	4,586	6,629	5,739
Total current	20,932	49,040	33,869
Deferred:
Federal	14,206	(21,865)	(5,135)
State	1,190	(2,295)	(595)
Total deferred	15,396	(24,160)	(5,730)
Total provision	$36,328	$24,880	$28,139

The following table shows the reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate (21%) to income before income taxes.

	2021		2020		2019
Year Ended December 31 (Dollars in thousands)	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Statutory federal income tax	$32,526	21.0%	$22,332	21.0%	$25,232	21.0%
(Decrease) increase in income taxes resulting from:
Tax-exempt interest income	(373)	(0.2)	(439)	(0.4)	(552)	(0.5)
State taxes, net of federal income tax benefit	4,563	2.9	3,424	3.2	4,064	3.4
Other	(388)	(0.2)	(437)	(0.4)	(605)	(0.5)
Total	$36,328	23.5%	$24,880	23.4%	$28,139	23.4%
The tax expense related to (losses) gains on investment securities available-for-sale for the years 2021, 2020, and 2019 was approximately $(164,000), $67,000, and $0, respectively.
The following table shows the composition of deferred tax assets and liabilities as of December 31, 2021 and 2020.

(Dollars in thousands)	2021	2020
Deferred tax assets:
Allowance for credit losses	$32,431	$35,696
Tax credit carryforward	—	8,606
Operating lease liability	5,145	5,704
Accruals for employee benefits	3,837	2,963
Capitalized loan costs	15	893
Net unrealized losses on securities available-for-sale	3,128	—
Other	1,015	851
Total deferred tax assets	45,571	54,713
Deferred tax liabilities:
Differing depreciable bases in premises and leased equipment	10,796	13,118
Right of use assets - leases	5,315	5,737
Differing bases in assets related to acquisitions	4,219	4,160
Tax advantaged partnerships	9,502	3,770
Net unrealized gains on securities available-for-sale	—	5,827
Other	713	634
Total deferred tax liabilities	30,545	33,246
Net deferred tax asset	$15,026	$21,467
No valuation allowance for deferred tax assets was recorded at December 31, 2021 and 2020 as the Company believes it is more likely than not that all of the deferred tax assets will be realized. Additionally, the tax credit carryforward generated in 2020 was fully utilized in 2021.
Tax years that remain open and subject to audit include the federal 2018-2021 years and the Indiana 2018-2021 years. The Company does not anticipate a significant change in the amount of uncertain tax positions within the next 12 months.
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

The Company’s liability for repurchases, included in Accrued Expenses and Other Liabilities on the Consolidated Statements of Financial Condition, was $0.22 million and $0.33 million as of December 31, 2021 and 2020, respectively. The mortgage repurchase liability represents the Company’s best estimate of the loss that it may incur. The estimate is based on specific loan repurchase requests and a historical loss ratio with respect to origination dollar volume. Because the level of mortgage loan repurchase losses are dependent on economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment.
Lease Commitments — The Company and its subsidiaries are obligated under operating leases for certain office premises and equipment.
The following table shows operating lease right of use assets and operating lease liabilities as of December 31.

(Dollars in thousands)	Statement of Financial Condition classification	2021	2020
Operating lease right of use assets	Accrued income and other assets	$22,071	$23,825
Operating lease liabilities	Accrued expenses and other liabilities	$21,364	$23,688
The following table shows the components of operating leases expense for the year ended December 31.

(Dollars in thousands)	Statement of Income classification	2021	2020	2019
Operating lease cost	Net occupancy expense	$3,480	$3,472	$3,487
Short-term lease cost	Net occupancy expense	20	8	41
Variable lease (recovery of) cost	Net occupancy expense	—	(30)	—
Total operating lease cost		$3,500	$3,450	$3,528
The following table shows future minimum rental commitments for all noncancellable operating leases with an initial term longer than 12 months for the next five years and thereafter.

(Dollars in thousands)
2022	$3,852
2023	3,909
2024	2,965
2025	2,702
2026	2,504
Thereafter	6,943
Total lease payments	22,875
Less: imputed interest	(1,511)
Present value of operating lease liabilities	$21,364
The following table shows the weighted average remaining operating lease term, the weighted average discount rate and supplemental Consolidated Statement of Cash Flows information for operating leases at December 31.

(Dollars in thousands)	2021	2020	2019
Weighted average remaining lease term	9.31 years	10.17 years	10.88 years
Weighted average discount rate	1.75%	1.80%	2.83%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,006	$3,794	$3,768
During the year ended December 31, 2019, the Company recognized a net gain on the sale of an office building in the amount of $1.31 million. The Company commenced an operating lease with the buyer of the building to lease a portion of it for office space resulting in a new right of use asset and operating lease liability.
There were no new significant leases that had not yet commenced as of December 31, 2021.
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

Financial instruments, whose contract amounts represent credit risk as of December 31, were as follows:

(Dollars in thousands)	2021	2020
Amounts of commitments:
Loan commitments to extend credit	$1,148,984	$1,140,892
Standby letters of credit	$24,657	$24,884
Commercial and similar letters of credit	$8,531	$7,095
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
The following table shows the amounts of non-hedging derivative financial instruments at December 31, 2021 and 2020.

		Asset derivatives		Liability derivatives
(Dollars in thousands)	Notional or contractual amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
Interest rate swap contracts	$1,064,721	Other assets	$20,735	Other liabilities	$21,172
Loan commitments	15,086	Mortgages held for sale	452	N/A	—
Forward contracts - mortgage loan	22,000	N/A	—	Mortgages held for sale	11
Total - December 31, 2021	$1,101,807		$21,187		$21,183

Interest rate swap contracts	$1,155,252	Other assets	$46,654	Other liabilities	$47,681
Loan commitments	32,588	Mortgages held for sale	1,487	N/A	—
Forward contracts - mortgage loan	38,310	N/A	—	Mortgages held for sale	290
Total - December 31, 2020	$1,226,150		$48,141		$47,971

The following table shows the amounts included on the Consolidated Statements of Income for non-hedging derivative financial instruments at December 31, 2021, 2020 and 2019.

		Gain (loss)
(Dollars in thousands)	Statement of Income classification	2021	2020	2019
Interest rate swap contracts	Other expense	$591	$(650)	$(252)
Interest rate swap contracts	Other income	410	879	1,356
Loan commitments	Mortgage banking	(1,035)	1,302	73
Forward contracts - mortgage loan	Mortgage banking	279	(252)	97
Total		$245	$1,279	$1,274
The following table shows the offsetting of financial assets and derivative assets at December 31, 2021 and 2020.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2021
Interest rate swaps	$24,436	$3,701	$20,735	$—	$—	$20,735

December 31, 2020
Interest rate swaps	$52,872	$6,218	$46,654	$—	$—	$46,654
The following table shows the offsetting of financial liabilities and derivative liabilities at December 31, 2021 and 2020.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
December 31, 2021
Interest rate swaps	$24,873	$3,701	$21,172	$20,498	$—	$674
Repurchase agreements	194,727	—	194,727	194,727	—	—
Total	$219,600	$3,701	$215,899	$215,225	$—	$674

December 31, 2020
Interest rate swaps	$53,899	$6,218	$47,681	$46,978	$—	$703
Repurchase agreements	143,564	—	143,564	143,564	—	—
Total	$197,463	$6,218	$191,245	$190,542	$—	$703
If a default in performance of any obligation of a repurchase or derivative agreement occurs, each party will set-off property held, or loan indebtedness owing, in respect of transactions against obligations owing in respect of any other transactions. At December 31, 2021 and December 31, 2020, repurchase agreements had a remaining contractual maturity of $191.47 million and $141.42 million in overnight and $3.26 million and $2.14 million in up to 30 days, respectively and were collateralized by U.S. Treasury and Federal agencies securities.
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
As discussed in Note 12, the capital securities held by the Capital Trusts qualify as Tier 1 capital under Federal Reserve Board guidelines. The following table shows the actual and required capital amounts and ratios for 1st Source Corporation and 1st Source Bank as of December 31, 2021 and 2020.

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
2021
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$1,034,605	16.76%	$493,751	8.00%	$648,048	10.50%	$617,189	10.00%
1st Source Bank	969,228	15.71	493,412	8.00	647,603	10.50	616,765	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	956,783	15.50	370,313	6.00	524,611	8.50	493,751	8.00
1st Source Bank	891,458	14.45	370,059	6.00	524,250	8.50	493,412	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	846,573	13.72	277,735	4.50	432,032	7.00	401,173	6.50
1st Source Bank	838,248	13.59	277,544	4.50	431,735	7.00	400,897	6.50
Tier 1 Capital (to Average Assets):
1st Source Corporation	956,783	11.89	321,925	4.00	N/A	N/A	402,407	5.00
1st Source Bank	891,458	11.08	321,821	4.00	N/A	N/A	402,277	5.00
2020
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$966,092	15.99%	$483,350	8.00%	$634,397	10.50%	$604,188	10.00%
1st Source Bank	881,983	14.59	483,637	8.00	634,774	10.50	604,546	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	889,709	14.73	362,513	6.00	513,560	8.50	483,350	8.00
1st Source Bank	805,556	13.32	362,728	6.00	513,864	8.50	483,637	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	788,884	13.06	271,884	4.50	422,931	7.00	392,722	6.50
1st Source Bank	761,731	12.60	272,046	4.50	423,182	7.00	392,955	6.50
Tier 1 Capital (to Average Assets):
1st Source Corporation	889,709	12.15	292,977	4.00	N/A	N/A	366,221	5.00
1st Source Bank	805,556	11.00	292,959	4.00	N/A	N/A	366,199	5.00
The Bank was not required to maintain noninterest bearing cash balances with the Federal Reserve Bank as of December 31, 2021 and 2020.
Dividends that may be paid by a subsidiary bank to the parent company are subject to certain legal and regulatory limitations and also may be affected by capital needs, as well as other factors.
Due to the Company’s mortgage activities, 1st Source Bank is required to maintain minimum net worth capital requirements established by various governmental agencies. 1st Source Bank’s net worth requirements are governed by the Department of Housing and Urban Development and GNMA. As of December 31, 2021, 1st Source Bank met its minimum net worth capital requirements.

Note 21 — Fair Value Measurements
The Company determines the fair values of its financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of quoted prices and observable inputs and to minimize the use of unobservable inputs when measuring fair value. The Company elected fair value accounting for mortgages held for sale and for its best-efforts forward sales commitments. The Company economically hedges its mortgages held for sale at the time the interest rate locks are issued to the customers. The Company believes the election for mortgages held for sale will reduce certain timing differences and better match changes in the value of these assets with changes in the value of the derivatives or best-efforts forward sales commitments. At December 31, 2021 and 2020, all mortgages held for sale are carried at fair value.
The following table shows the differences between fair value carrying amount of mortgages held for sale measured at fair value and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity on December 31, 2021 and 2020.

(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Excess of fair value carrying amount over (under) unpaid principal
December 31, 2021
Mortgages held for sale reported at fair value:
Total Loans	$13,284	$12,456	$828	(1)
December 31, 2020
Mortgages held for sale reported at fair value:
Total Loans	$12,885	$11,045	$1,840	(1)

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
The following table shows the balance of assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2021
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$561,950	$522,056	$—	$1,084,006
U.S. States and political subdivisions securities	—	93,852	1,849	95,701
Mortgage-backed securities - Federal agencies	—	659,727	—	659,727
Corporate debt securities	—	23,009	—	23,009
Foreign government and other securities	—	598	—	598
Total debt securities available-for-sale	561,950	1,299,242	1,849	1,863,041
Mortgages held for sale	—	13,284	—	13,284
Accrued income and other assets (interest rate swap agreements)	—	20,735	—	20,735
Total	$561,950	$1,333,261	$1,849	$1,897,060

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$21,172	$—	$21,172
Total	$—	$21,172	$—	$21,172

December 31, 2020
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$80,285	$539,197	$—	$619,482
U.S. States and political subdivisions securities	—	78,975	2,152	81,127
Mortgage-backed securities - Federal agencies	—	453,789	—	453,789
Corporate debt securities	—	42,369	—	42,369
Foreign government and other securities	—	700	—	700
Total debt securities available-for-sale	80,285	1,115,030	2,152	1,197,467
Mortgages held for sale	—	12,885	—	12,885
Accrued income and other assets (interest rate swap agreements)	—	46,654	—	46,654
Total	$80,285	$1,174,569	$2,152	$1,257,006

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$47,681	$—	$47,681
Total	$—	$47,681	$—	$47,681

The following table shows the changes in Level 3 assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	U.S. States and political subdivisions securities
Beginning balance January 1, 2021	$2,152
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	(15)
Purchases	—
Issuances	—
Sales	—
Settlements	—
Maturities	(288)
Transfers into Level 3	—
Transfers out of Level 3	—
Ending balance December 31, 2021	$1,849

Beginning balance January 1, 2020	$2,292
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	58
Purchases	3,100
Issuances	—
Sales	—
Settlements	—
Maturities	(3,298)
Transfers into Level 3	—
Transfers out of Level 3	—
Ending balance December 31, 2020	$2,152
There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at December 31, 2021 or 2020.
The following table shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Fair value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
December 31, 2021
Debt securities available-for-sale
Direct placement municipal securities	$1,849	Discounted cash flows	Credit spread assumption	0.04% - 2.31%	1.58%

December 31, 2020
Debt securities available-for-sale
Direct placement municipal securities	$2,152	Discounted cash flows	Credit spread assumption	0.04% - 2.30%	1.55%
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
For assets measured at fair value on a nonrecurring basis the following represents impairment charges (recoveries) recognized on these assets during the year ended December 31, 2021 and 2020, respectively: collateral-dependent impaired loans - $2.76 million and $7.73 million; MSRs - $(0.81) million and $0.81 million; repossessions - $0.27 million and $1.07 million, and other real estate - $0.06 million and $0.00 million.

The following table shows the carrying value of assets measured at fair value on a non-recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2021
Collateral-dependent impaired loans	$—	$—	$571	$571
Accrued income and other assets (mortgage servicing rights)	—	—	4,671	4,671
Accrued income and other assets (repossessions)	—	—	861	861
Accrued income and other assets (other real estate)	—	—	—	—
Total	$—	$—	$6,103	$6,103

December 31, 2020
Collateral-dependent impaired loans	$—	$—	$11,991	$11,991
Accrued income and other assets (mortgage servicing rights)	—	—	3,804	3,804
Accrued income and other assets (repossessions)	—	—	1,976	1,976
Accrued income and other assets (other real estate)	—	—	359	359
Total	$—	$—	$18,130	$18,130
The following table shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a non-recurring basis.

(Dollars in thousands)	Carrying Value	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
December 31, 2021
Collateral-dependent impaired loans	$571	$571	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	20% - 90%	43.1%

Mortgage servicing rights	4,671	5,640	Discounted cash flows	Constant prepayment rate (CPR)	11.8% - 18.5%	16.4%
				Discount rate	8.6% - 11.5%	8.8%

Repossessions	861	942	Appraisals, trade publications and auction values	Discount for lack of marketability	0% - 21%	2%

Other real estate	—	—	Appraisals	Discount for lack of marketability	0% - 0%	0%

December 31, 2020
Collateral-dependent impaired loans	$11,991	$11,991	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	0% - 100%	43.7%

Mortgage servicing rights	3,804	4,038	Discounted cash flows	Constant prepayment rate (CPR)	16.2% - 30.5%	22.8%
				Discount rate	8.3% - 11.1%	8.5%

Repossessions	1,976	2,144	Appraisals, trade publications and auction values	Discount for lack of marketability	0% - 16%	8%

Other real estate	359	388	Appraisals	Discount for lack of marketability	6% - 13%	7%
GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.

The following table shows the fair values of the Company’s financial instruments.

(Dollars in thousands)	Carrying or Contract Value	Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Assets:
Cash and due from banks	$54,420	$54,420	$54,420	$—	$—
Federal funds sold and interest bearing deposits with other banks	470,767	470,767	470,767	—	—
Investment securities, available-for-sale	1,863,041	1,863,041	561,950	1,299,242	1,849
Other investments	27,189	27,189	27,189	—	—
Mortgages held for sale	13,284	13,284	—	13,284	—
Loans and leases, net of allowance for loan and lease losses	5,218,722	5,269,551	—	—	5,269,551
Mortgage servicing rights	4,671	5,640	—	—	5,640
Accrued interest receivable	17,760	17,760	—	17,760	—
Interest rate swaps	20,735	20,735	—	20,735	—
Liabilities:
Deposits	$6,679,065	$6,680,163	$5,794,928	$885,235	$—
Short-term borrowings	200,027	200,027	192,801	7,226	—
Long-term debt and mandatorily redeemable securities	71,251	71,305	—	71,305	—
Subordinated notes	58,764	58,553	—	58,553	—
Accrued interest payable	1,885	1,885	—	1,885	—
Interest rate swaps	21,172	21,172	—	21,172	—
Off-balance-sheet instruments *	—	364	—	364	—

December 31, 2020
Assets:
Cash and due from banks	$74,186	$74,186	$74,186	$—	$—
Federal funds sold and interest bearing deposits with other banks	168,861	168,861	168,861	—	—
Investment securities, available-for-sale	1,197,467	1,197,467	80,285	1,115,030	2,152
Other investments	27,429	27,429	27,429	—	—
Mortgages held for sale	12,885	12,885	—	12,885	—
Loans and leases, net of allowance for loan and lease losses	5,348,647	5,417,396	—	—	5,417,396
Mortgage servicing rights	3,804	4,038	—	—	4,038
Accrued interest receivable	20,242	20,242	—	20,242	—
Interest rate swaps	46,654	46,654	—	46,654	—
Liabilities:
Deposits	$5,946,028	$5,955,545	$4,778,671	$1,764,874	$—
Short-term borrowings	150,641	150,641	143,730	6,911	—
Long-term debt and mandatorily redeemable securities	81,864	82,965	—	82,965	—
Subordinated notes	58,764	58,560	—	58,560	—
Accrued interest payable	3,996	3,996	—	3,996	—
Interest rate swaps	47,681	47,681	—	47,681	—
Off-balance-sheet instruments *	—	321	—	321	—

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
Note 22 — 1st Source Corporation (Parent Company Only) Financial Information
STATEMENTS OF FINANCIAL CONDITION

December 31 (Dollars in thousands)	2021	2020
ASSETS
Cash and cash equivalents	$94,543	$113,242
Short-term investments with bank subsidiary	500	500
Investments in:
Bank subsidiaries	907,238	858,993
Non-bank subsidiaries	1	1
Right of use assets	16,106	17,452
Other assets	6,877	5,251
Total assets	$1,025,265	$995,439

LIABILITIES AND SHAREHOLDERS’ EQUITY
Commercial paper	$3,967	$4,767
Long-term debt and mandatorily redeemable securities	27,102	26,681
Subordinated notes	58,764	58,764
Operating lease liability	15,463	17,369
Other liabilities	3,714	1,013
Total liabilities	109,010	108,594
Total shareholders’ equity	916,255	886,845
Total liabilities and shareholders’ equity	$1,025,265	$995,439
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Year Ended December 31 (Dollars in thousands)	2021	2020	2019
Income:
Dividends from bank subsidiary	$46,207	$46,207	$46,735
Rental income from (reimbursements to) subsidiaries	1,873	(908)	2,505
Other	146	293	366
Investment securities and other investment gains (losses)	342	(44)	109
Total income	48,568	45,548	49,715
Expenses:
Interest on subordinated notes	3,267	3,367	3,677
Interest on long-term debt and mandatorily redeemable securities	1,799	2,151	2,228
Interest on commercial paper and other short-term borrowings	3	11	13
Occupancy	1,722	1,816	1,861
Other	711	667	586
Total expenses	7,502	8,012	8,365
Income before income tax benefit and equity in undistributed income of subsidiaries	41,066	37,536	41,350
Income tax benefit	998	1,747	987
Income before equity in undistributed income of subsidiaries	42,064	39,283	42,337
Equity in undistributed income of subsidiaries:
Bank subsidiaries	76,493	42,178	49,678
Net income	$118,557	$81,461	$92,015
Comprehensive income	$90,325	$94,660	$107,863

STATEMENTS OF CASH FLOWS

Year Ended December 31 (Dollars in thousands)	2021	2020	2019
Operating activities:
Net income	$118,557	$81,461	$92,015
Adjustments to reconcile net income to net cash provided by operating activities:
Equity (undistributed) distributed in excess of income of subsidiaries	(76,493)	(42,178)	(49,678)
Depreciation of premises and equipment	1	2	2
Amortization of right of use assets	1,346	1,107	1,350
Stock-based compensation	102	94	78
Realized/unrealized investment securities and other investment (gains) losses	(342)	44	(109)
Other	1,556	(103)	533
Net change in operating activities	44,727	40,427	44,191
Investing activities:
Net change in partnership investments	(74)	(182)	(260)
Capital contribution to subsidiary	—	—	(325)
Net change in investing activities	(74)	(182)	(585)
Financing activities:
Net change in commercial paper	(800)	774	(332)
Proceeds from issuance of long-term debt and mandatorily redeemable securities	1,738	1,640	1,611
Payments on long-term debt and mandatorily redeemable securities	(2,427)	(2,268)	(2,068)
Stock issued under stock purchase plans	90	39	49
Net proceeds from issuance of treasury stock	2,523	1,706	1,878
Acquisition of treasury stock	(33,136)	(6,415)	(15,085)
Cash dividends paid on common stock	(31,340)	(29,764)	(29,021)
Net change in financing activities	(63,352)	(34,288)	(42,968)
Net change in cash and cash equivalents	(18,699)	5,957	638
Cash and cash equivalents, beginning of year	113,242	107,285	106,647
Cash and cash equivalents, end of year	$94,543	$113,242	$107,285

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None
Item 9A. Controls and Procedures.
1st Source carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at December 31, 2021, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the fourth fiscal quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
1st Source’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013 framework). Based on management’s assessment, 1st Source believes that, as of December 31, 2021, 1st Source’s internal control over financial reporting is effective based on those criteria.
BKD LLP, independent registered public accounting firm, has issued an attestation report on management’s assessment of 1st Source’s internal control over financial reporting. This report appears on page 43.

By	/s/ CHRISTOPHER J. MURPHY III
Christopher J. Murphy III, Chief Executive Officer

By	/s/ BRETT A. BAUER
Brett A. Bauer, Treasurer and Chief Financial Officer
South Bend, Indiana
Item 9B. Other Information.
None
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance.
The information under the caption “Proposal Number 1: Election of Directors,” “Board Committees and Other Corporate Governance Matters,” and “Delinquent Section 16(a) Reports” of the 2022 Proxy Statement is incorporated herein by reference.
Item 11. Executive Compensation.
The information under the caption “Compensation Discussion & Analysis” of the 2022 Proxy Statement is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information under the caption “Voting Securities and Principal Holders Thereof” and “Proposal Number 1: Election of Directors” of the 2022 Proxy Statement is incorporated herein by reference.
The following table shows Equity Compensation Plan Information as of December 31, 2021.

	(A) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans [excluding securities reflected in column (A)]
Equity compensation plans approved by shareholders
2011 Stock Option Plan	—	$—	250,000
1997 Employee Stock Purchase Plan	12,083	39.16	110,714
1982 Executive Incentive Plan	—	—	58,693	(1)(2)
1982 Restricted Stock Award Plan	—	—	153,417	(1)
Strategic Deployment Incentive Plan	—	—	98,645	(1)(2)
Total plans approved by shareholders	12,083	$—	671,469
Equity compensation plans not approved by shareholders
Director Retainer Stock Plan	—	—	101,911
Total equity compensation plans	12,083	$—	773,380

(1)Amount is to be awarded by grants administered by the Executive Compensation and Human Resources Committee of the 1st Source Corporation Board of Directors.
(2)Amount includes market value stock only. Book value shares used for annual awards may only be sold to 1st Source.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information under the caption “Proposal Number 1: Election of Directors”, “Board Committees and Other Corporate Governance Matters, “ and “Transactions with Related Persons” of the 2022 Proxy Statement is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information under the caption “Relationship with Independent Registered Public Accounting Firm” of the 2022 Proxy Statement is incorporated herein by reference.

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

10(a)(4)	Employment Agreement of Jeffrey L. Buhr, dated May 23, 2017, filed as an exhibit to Form 8-K, dated May 23, 2017, and incorporated herein by reference.

10(a)(5)	Employment Agreement of Brett A. Bauer, dated August 1, 2021, filed as an exhibit to Form 8-K, dated August 3, 2021, and incorporated herein by reference.

10(b)	1st Source Corporation Employee Stock Purchase Plan dated April 17, 1997, filed as exhibit to Form 10-K, dated December 31, 2017, and incorporated herein by reference.

10(c)	1st Source Corporation 1982 Executive Incentive Plan, amended November 9, 2016, filed as an exhibit to Form 10-K, dated December 31, 2016, and incorporated herein by reference.

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

10(f)	1st Source Corporation 2011 Stock Option Plan, amended November 9, 2016, filed as exhibit to Form 10-K, dated December 31, 2016, and incorporated herein by reference.

10(g)	1st Source Corporation Director Retainer Stock Plan, amended August 3, 2018, filed as exhibit to Form 10-Q, dated September 30, 2018, and incorporated herein by reference.

21	Subsidiaries of Registrant (unless otherwise indicated, each subsidiary does business under its own name):

Name	Jurisdiction
1st Source Bank	Indiana
SFG Aircraft, Inc. * (formerly known as SFG Equipment Leasing, Inc.)	Indiana
1st Source Insurance, Inc. *	Indiana
1st Source Specialty Finance, Inc. *	Indiana
1st Source Capital Corporation *	Indiana
Trustcorp Mortgage Company (Inactive)	Indiana
1st Source Master Trust	Delaware
Michigan Transportation Finance Corporation *	Michigan
1st Source Intermediate Holding, LLC	Delaware
1st Source Funding, LLC (Inactive)	Delaware
SFG Commercial Aircraft Leasing, Inc. *	Indiana
SFG Equipment Leasing Corporation I*	Indiana
1st Source Solar 1, LLC*	Delaware
1st Source Solar 2, LLC	Delaware
1st Source Solar 3, LLC	Delaware
1st Source Solar 4, LLC	Delaware
1st Source Solar 5, LLC	Delaware
1st Source Solar 6, LLC	Delaware
1st Source Solar 7, LLC	Delaware

*Wholly-owned subsidiaries of 1st Source Bank

23	Consent of BKD, LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Christopher J. Murphy III, Chief Executive Officer (Rule 13a-14(a)).

31.2	Certification of Brett A. Bauer, Chief Financial Officer (Rule 13a-14(a)).

32.1	Certification of Christopher J. Murphy III, Chief Executive Officer.

32.2	Certification of Brett A. Bauer, Chief Financial Officer.

101.INS	XBRL Instance Document — The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)
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
Date: February 17, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER J. MURPHY III	Chairman of the Board,	February 17, 2022
Christopher J. Murphy III	President and Chief Executive Officer

/s/ BRETT A. BAUER	Treasurer, Chief Financial Officer	February 17, 2022
Brett A. Bauer	and Principal Accounting Officer

/s/ JOHN B. GRIFFITH	Secretary	February 17, 2022
John B. Griffith	and General Counsel

/s/ JOHN F. AFFLECK-GRAVES	Director	February 17, 2022
John F. Affleck-Graves

/s/ MELODY BIRMINGHAM	Director	February 17, 2022
Melody Birmingham

/s/ DANIEL B. FITZPATRICK	Director	February 17, 2022
Daniel B. Fitzpatrick

/s/ TRACY D. GRAHAM	Director	February 17, 2022
Tracy D. Graham

/s/ VINOD M. KHILNANI	Director	February 17, 2022
Vinod M. Khilnani

/s/ CHRISTOPHER J. MURPHY IV	Director	February 17, 2022
Christopher J. Murphy IV

/s/ TIMOTHY K. OZARK	Director	February 17, 2022
Timothy K. Ozark

/s/ TODD F. SCHURZ	Director	February 17, 2022
Todd F. Schurz

/s/ MARK D. SCHWABERO	Director	February 17, 2022
Mark D. Schwabero

/s/ RONDA SHREWSBURY	Director	February 17, 2022
Ronda Shrewsbury