Form 10-Q
period 2022-03-31
1ST SOURCE CORP
filed 2022-04-21
CIK 34782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Number of shares of common stock outstanding as of April 15, 2022 — 24,732,545 shares

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited - Dollars in thousands)

	March 31, 2022	December 31, 2021
ASSETS
Cash and due from banks	$69,195	$54,420
Federal funds sold and interest bearing deposits with other banks	347,697	470,767
Investment securities available-for-sale	1,857,431	1,863,041
Other investments	25,538	27,189
Mortgages held for sale	4,757	13,284
Loans and leases, net of unearned discount:
Commercial and agricultural	869,093	918,712
Solar	337,485	348,302
Auto and light truck	629,780	603,775
Medium and heavy duty truck	255,277	259,740
Aircraft	957,040	898,401
Construction equipment	775,972	754,273
Commercial real estate	920,807	929,341
Residential real estate and home equity	510,537	500,590
Consumer	138,012	133,080
Total loans and leases	5,394,003	5,346,214
Allowance for loan and lease losses	(129,959)	(127,492)
Net loans and leases	5,264,044	5,218,722
Equipment owned under operating leases, net	41,792	48,433
Net premises and equipment	45,960	47,038
Goodwill and intangible assets	83,921	83,926
Accrued income and other assets	272,128	269,469
Total assets	$8,012,463	$8,096,289
LIABILITIES
Deposits:
Noninterest-bearing demand	$2,061,111	$2,052,981
Interest-bearing deposits:
Interest-bearing demand	2,430,979	2,455,580
Savings	1,328,981	1,286,367
Time	852,021	884,137
Total interest-bearing deposits	4,611,981	4,626,084
Total deposits	6,673,092	6,679,065
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	193,798	194,727
Other short-term borrowings	5,360	5,300
Total short-term borrowings	199,158	200,027
Long-term debt and mandatorily redeemable securities	69,563	71,251
Subordinated notes	58,764	58,764
Accrued expenses and other liabilities	92,416	117,718
Total liabilities	7,092,993	7,126,825
SHAREHOLDERS’ EQUITY
Preferred stock; no par value
Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock; no par value
Authorized 40,000,000 shares; issued 28,205,674 at March 31, 2022 and December 31, 2021	436,538	436,538
Retained earnings	624,503	603,787
Cost of common stock in treasury (3,473,139 shares at March 31, 2022 and 3,466,162 shares at December 31, 2021)	(115,654)	(114,209)
Accumulated other comprehensive loss	(80,537)	(9,861)
Total shareholders’ equity	864,850	916,255
Noncontrolling interests	54,620	$53,209
Total equity	919,470	969,464
Total liabilities and equity	$8,012,463	$8,096,289
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Interest income:
Loans and leases	$55,208	$57,864
Investment securities, taxable	6,344	3,988
Investment securities, tax-exempt	134	174
Other	363	266
Total interest income	62,049	62,292
Interest expense:
Deposits	2,376	3,526
Short-term borrowings	24	36
Subordinated notes	823	818
Long-term debt and mandatorily redeemable securities	(792)	500
Total interest expense	2,431	4,880
Net interest income	59,618	57,412
Provision for credit losses	2,233	2,398
Net interest income after provision for credit losses	57,385	55,014
Noninterest income:
Trust and wealth advisory	5,914	5,481
Service charges on deposit accounts	2,792	2,447
Debit card	4,194	4,182
Mortgage banking	1,377	3,901
Insurance commissions	1,905	2,152
Equipment rental	3,662	4,629
Gains on investment securities available-for-sale	—	—
Other	3,301	3,077
Total noninterest income	23,145	25,869
Noninterest expense:
Salaries and employee benefits	25,467	25,196
Net occupancy	2,811	2,719
Furniture and equipment	1,295	1,474
Data processing	5,208	4,984
Depreciation – leased equipment	3,015	3,773
Professional fees	1,608	1,613
FDIC and other insurance	850	665
Business development and marketing	1,268	997
Loan and lease collection and repossession	134	129
Other	3,680	2,590
Total noninterest expense	45,336	44,140
Income before income taxes	35,194	36,743
Income tax expense	7,793	8,637
Net income	27,401	28,106
Net (income) loss attributable to noncontrolling interests	(11)	(1)
Net income available to common shareholders	$27,390	$28,105
Per common share:
Basic net income per common share	$1.10	$1.10
Diluted net income per common share	$1.10	$1.10
Cash dividends	$0.31	$0.29
Basic weighted average common shares outstanding	24,743,790	25,320,930
Diluted weighted average common shares outstanding	24,743,790	25,320,930
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited - Dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$27,401	$28,106
Other comprehensive income (loss):
Unrealized depreciation of available-for-sale securities	(93,094)	(14,658)
Reclassification adjustment for realized gains included in net income	—	—
Income tax effect	22,418	3,530
Other comprehensive loss, net of tax	(70,676)	(11,128)
Comprehensive (loss) income	$(43,275)	$16,978
Comprehensive (income) loss attributable to noncontrolling interests	(11)	(1)
Comprehensive (loss) income available to common shareholders	$(43,286)	$16,977
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - Dollars in thousands, except per share amounts)

	Three Months Ended
	Preferred Stock	Common Stock	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss), Net	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2021	$—	$436,538	$514,176	$(82,240)	$18,371	$886,845	$43,825	$930,670
Net income	—	—	28,105	—	—	28,105	1	28,106
Other comprehensive loss	—	—	—	—	(11,128)	(11,128)	—	(11,128)
Issuance of 35,027 common shares under stock based compensation awards	—	—	844	638	—	1,482	—	1,482
Cost of 155,457 shares of common stock acquired for treasury	—	—	—	(6,621)	—	(6,621)	—	(6,621)
Common stock dividend ($0.29 per share)	—	—	(7,388)	—	—	(7,388)	—	(7,388)
Contributions from noncontrolling interests	—	—	—	—	—	—	887	887
Distributions to noncontrolling interests	—	—	—	—	—	—	(249)	(249)
Balance at March 31, 2021	$—	$436,538	$535,737	$(88,223)	$7,243	$891,295	$44,464	935,759

Balance at January 1, 2022	$—	$436,538	$603,787	$(114,209)	$(9,861)	$916,255	$53,209	$969,464
Net income	—	—	27,390	—	—	27,390	11	27,401
Other comprehensive loss	—	—	—	—	(70,676)	(70,676)	—	(70,676)
Issuance of 38,442 common shares under stock based compensation awards	—	—	1,024	730	—	1,754	—	1,754
Cost of 45,419 shares of common stock acquired for treasury	—	—	—	(2,175)	—	(2,175)	—	(2,175)
Common stock dividend ($0.31 per share)	—	—	(7,698)	—	—	(7,698)	—	(7,698)
Contributions from noncontrolling interests	—	—	—	—	—	—	1,627	1,627
Distributions to noncontrolling interests	—	—	—	—	—	—	(227)	(227)
Balance at March 31, 2022	$—	$436,538	$624,503	$(115,654)	$(80,537)	$864,850	$54,620	$919,470
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net income	$27,401	$28,106
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,233	2,398
Depreciation of premises and equipment	1,177	1,361
Depreciation of equipment owned and leased to others	3,015	3,773
Stock-based compensation	732	885
Amortization of investment securities premiums and accretion of discounts, net	967	1,734
Amortization of mortgage servicing rights	381	590
Mortgage servicing rights impairment recoveries	—	(42)
Amortization of right of use assets	785	1,133
Deferred income taxes	80	2,452
Gains on investment securities available-for-sale	—	—
Originations of loans held for sale, net of principal collected	(32,314)	(85,663)
Proceeds from the sales of loans held for sale	41,456	91,858
Net gain on sale of loans held for sale	(615)	(2,661)
Net gain on sale of other real estate and repossessions	(47)	(141)
Change in interest receivable	(530)	(142)
Change in interest payable	199	265
Change in other assets	9,099	(7,843)
Change in other liabilities	(10,882)	4,519
Other	(1,334)	(93)
Net change in operating activities	41,803	42,489

Investing activities:
Proceeds from sales of investment securities available-for-sale	—	—
Proceeds from maturities and paydowns of investment securities available-for-sale	57,392	119,692
Purchases of investment securities available-for-sale	(145,843)	(229,957)
Net change in partnership investments	(2,128)	(1,142)
Net change in other investments	1,651	—
Loans sold or participated to others	7,987	3,813
Proceeds from principal payments on direct finance leases	9,377	7,317
Net change in loans and leases	(66,069)	(49,255)
Net change in equipment owned under operating leases	3,626	(128)
Purchases of premises and equipment	(113)	(280)
Proceeds from disposal of premises and equipment	14	5
Proceeds from sales of other real estate and repossessions	1,983	697
Net change in investing activities	(132,123)	(149,238)

Financing activities:
Net change in demand deposits and savings accounts	26,143	271,650
Net change in time deposits	(32,116)	(86,337)
Net change in short-term borrowings	(869)	29,960
Payments on long-term debt	(2,440)	(2,035)
Acquisition of treasury stock	(2,175)	(6,621)
Net contributions from (distributions to) noncontrolling interests	1,400	639
Cash dividends paid on common stock	(7,918)	(7,600)
Net change in financing activities	(17,975)	199,656

Net change in cash and cash equivalents	(108,295)	92,907
Cash and cash equivalents, beginning of year	525,187	243,047
Cash and cash equivalents, end of period	$416,892	$335,954
Supplemental Information:
Non-cash transactions:
Loans transferred to other real estate and repossessed assets	$1,150	$839
Common stock matching contribution to Employee Stock Ownership and Profit Sharing Plan	683	715
Right of use assets obtained in exchange for lease obligations	116	46
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
The Notes to the Consolidated Financial Statements appearing in 1st Source Corporation’s Annual Report on Form 10-K (2021 Annual Report), which include descriptions of significant accounting policies, should be read in conjunction with these interim financial statements. The Consolidated Statement of Financial Condition at December 31, 2021 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation.
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
Direct financing leases are carried at the aggregate of lease payments plus estimated residual value of the leased property, net of unamortized deferred lease origination fees and costs and unearned income. Interest income on direct financing leases is recognized over the term of the lease to achieve a constant periodic rate of return on the outstanding investment. Costs incurred as a direct result of closing lease transactions are capitalized and amortized over the life of the lease while all other initial direct costs are expensed immediately.
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
Note 2 — Recent Accounting Pronouncements
Financial Instruments–Credit Losses: In March 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2022-02 “Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” These amendments eliminate the TDR recognition and measurement guidance and, instead, require that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan. The amendments also enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. Additionally, these amendments require that an entity disclose current-period gross writeoffs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20. The guidance is effective for entities that have adopted ASU 2016-13 for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. These amendments should be applied prospectively. If an entity elects to early adopt ASU 2022-02 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes the interim period. An entity may elect to early adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The Company is assessing ASU 2022-02 and its impact on its accounting and disclosures.
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

Note 3 — Investment Securities Available-For-Sale
The following table shows investment securities available-for-sale.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2022
U.S. Treasury and Federal agencies securities	$1,137,278	$343	$(56,676)	$1,080,945
U.S. States and political subdivisions securities	102,459	145	(4,251)	98,353
Mortgage-backed securities — Federal agencies	700,666	394	(46,050)	655,010
Corporate debt securities	22,511	88	(74)	22,525
Foreign government and other securities	600	—	(2)	598
Total debt securities available-for-sale	$1,963,514	$970	$(107,053)	$1,857,431

December 31, 2021
U.S. Treasury and Federal agencies securities	$1,093,780	$3,244	$(13,018)	$1,084,006
U.S. States and political subdivisions securities	95,700	1,130	(1,129)	95,701
Mortgage-backed securities — Federal agencies	663,441	4,745	(8,459)	659,727
Corporate debt securities	22,510	499	—	23,009
Foreign government and other securities	600	—	(2)	598
Total debt securities available-for-sale	$1,876,031	$9,618	$(22,608)	$1,863,041
Amortized cost excludes accrued interest receivable which is included in Accrued Income and Other Assets on the Consolidated Statements of Financial Condition. At March 31, 2022 and December 31, 2021, accrued interest receivable on investment securities available-for-sale was $5.02 million and $4.80 million, respectively.
At March 31, 2022 and December 31, 2021, the residential mortgage-backed securities held by the Company consisted primarily of GNMA, FNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government (Government Sponsored Enterprise, GSEs).
The following table shows the contractual maturities of investments in debt securities available-for-sale at March 31, 2022. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$99,452	$99,754
Due after one year through five years	1,073,137	1,018,725
Due after five years through ten years	89,899	83,636
Due after ten years	360	306
Mortgage-backed securities	700,666	655,010
Total debt securities available-for-sale	$1,963,514	$1,857,431

The following table summarizes gross unrealized losses and fair value by investment category and age. At March 31, 2022, the Company’s available-for-sale securities portfolio consisted of 719 securities, 541 of which were in an unrealized loss position.

	Less than 12 Months		12 months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2022
U.S. Treasury and Federal agencies securities	$796,571	$(40,683)	$207,232	$(15,993)	$1,003,803	$(56,676)
U.S. States and political subdivisions securities	55,508	(2,367)	18,798	(1,884)	74,306	(4,251)
Mortgage-backed securities - Federal agencies	486,975	(32,284)	133,048	(13,766)	620,023	(46,050)
Corporate debt securities	8,109	(74)	—	—	8,109	(74)
Foreign government and other securities	98	(2)	—	—	98	(2)
Total debt securities available-for-sale	$1,347,261	$(75,410)	$359,078	$(31,643)	$1,706,339	$(107,053)

December 31, 2021
U.S. Treasury and Federal agencies securities	$789,536	$(10,728)	$84,191	$(2,290)	$873,727	$(13,018)
U.S. States and political subdivisions securities	39,585	(980)	4,875	(149)	44,460	(1,129)
Mortgage-backed securities - Federal agencies	454,413	(7,312)	35,232	(1,147)	489,645	(8,459)
Corporate debt securities	—	—	—	—	—	—
Foreign government and other securities	598	(2)	—	—	598	(2)
Total debt securities available-for-sale	$1,284,132	$(19,022)	$124,298	$(3,586)	$1,408,430	$(22,608)
The Company does not consider available-for-sale securities with unrealized losses at March 31, 2022 to be experiencing credit losses and recognized no resulting allowance for credit losses. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost basis, which may be the maturity dates of the securities. The unrealized losses occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase.
The following table shows the gross realized gains and losses from the available-for-sale debt securities portfolio. Realized gains and losses of all securities are computed using the specific identification cost basis.

Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Gross realized gains	$—	$—
Gross realized losses	—	—
Net realized gains (losses)	$—	$—
At March 31, 2022 and December 31, 2021, investment securities available-for-sale with carrying values of $331.28 million and $351.13 million, respectively, were pledged as collateral for security repurchase agreements and for other purposes.
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
Commercial and agricultural – loans are to entities within the Company’s local market communities. Loans are for business or agri-business purposes and include working capital lines of credit secured by accounts receivable and inventory that are generally renewable annually and term loans secured by equipment with amortizations based on the expected life of the underlying collateral, generally three to seven years. These loans are typically further supported by personal guarantees. Commercial exposure is to a wide range of industries and services. Risks in this sector are also varied and are most impacted by general economic conditions. Risk mitigants include appropriate underwriting and monitoring and, when appropriate, government guarantees, including SBA and FSA. This portfolio sector also includes PPP loans, which are fully guaranteed by the SBA. As of March 31, 2022, PPP loan balances were $37.94 million which is net of unearned fees of $1.24 million.
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
The following table shows the amortized cost of loans and leases, segregated by portfolio segment, credit quality rating and year of origination as of March 31, 2022.

	Term Loans and Leases by Origination Year
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and agricultural
Grades 1-6	$53,128	$190,821	$107,991	$50,957	$43,930	$32,145	$363,670	$—	$842,642
Grades 7-12	830	2,186	166	3,338	2,242	2,218	15,471	—	26,451
Total commercial and agricultural	53,958	193,007	108,157	54,295	46,172	34,363	379,141	—	869,093
Solar
Grades 1-6	22,411	128,379	40,552	81,076	18,901	38,480	—	—	329,799
Grades 7-12	—	—	1,131	5,837	718	—	—	—	7,686
Total solar	22,411	128,379	41,683	86,913	19,619	38,480	—	—	337,485
Auto and light truck
Grades 1-6	113,310	284,748	108,645	62,013	20,163	10,471	—	—	599,350
Grades 7-12	447	7,635	9,350	4,580	3,393	5,025	—	—	30,430
Total auto and light truck	113,757	292,383	117,995	66,593	23,556	15,496	—	—	629,780
Medium and heavy duty truck
Grades 1-6	26,377	85,103	61,748	50,070	19,724	12,068	—	—	255,090
Grades 7-12	—	—	—	—	—	187	—	—	187
Total medium and heavy duty truck	26,377	85,103	61,748	50,070	19,724	12,255	—	—	255,277
Aircraft
Grades 1-6	142,120	344,528	273,403	73,079	42,434	65,511	6,861	—	947,936
Grades 7-12	1,894	—	633	—	4,342	2,235	—	—	9,104
Total aircraft	144,014	344,528	274,036	73,079	46,776	67,746	6,861	—	957,040
Construction equipment
Grades 1-6	113,680	287,695	166,178	90,462	37,171	13,924	22,965	3,387	735,462
Grades 7-12	22,419	9,659	2,424	3,158	765	48	—	2,037	40,510
Total construction equipment	136,099	297,354	168,602	93,620	37,936	13,972	22,965	5,424	775,972
Commercial real estate
Grades 1-6	59,945	192,722	145,247	140,328	136,562	221,961	314	—	897,079
Grades 7-12	1,118	—	8,011	7,481	49	7,069	—	—	23,728
Total commercial real estate	61,063	192,722	153,258	147,809	136,611	229,030	314	—	920,807
Residential real estate and home equity
Performing	28,424	101,853	109,427	37,498	9,186	96,976	120,863	4,752	508,979
Nonperforming	—	—	—	—	14	1,097	243	204	1,558
Total residential real estate and home equity	28,424	101,853	109,427	37,498	9,200	98,073	121,106	4,956	510,537
Consumer
Performing	19,637	52,972	20,840	13,816	6,521	2,073	21,987	—	137,846
Nonperforming	—	11	55	37	28	35	—	—	166
Total consumer	$19,637	$52,983	$20,895	$13,853	$6,549	$2,108	$21,987	$—	$138,012

The following table shows the amortized cost of loans and leases, segregated by portfolio segment, credit quality rating and year of origination as of December 31, 2021.

	Term Loans and Leases by Origination Year
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and agricultural
Grades 1-6	$233,512	$123,947	$60,744	$55,231	$32,545	$20,184	$364,460	$—	$890,623
Grades 7-12	4,682	194	3,667	2,373	2,004	484	14,685	—	28,089
Total commercial and agricultural	238,194	124,141	64,411	57,604	34,549	20,668	379,145	—	918,712
Solar
Grades 1-6	159,244	42,073	81,593	18,979	34,889	3,780	—	—	340,558
Grades 7-12	—	1,138	5,882	724	—	—	—	—	7,744
Total solar	159,244	43,211	87,475	19,703	34,889	3,780	—	—	348,302
Auto and light truck
Grades 1-6	331,105	122,709	72,580	24,965	11,814	901	—	—	564,074
Grades 7-12	10,828	11,752	7,467	3,859	4,876	919	—	—	39,701
Total auto and light truck	341,933	134,461	80,047	28,824	16,690	1,820	—	—	603,775
Medium and heavy duty truck
Grades 1-6	92,252	68,354	57,967	23,210	12,419	5,265	—	—	259,467
Grades 7-12	—	—	—	—	—	273	—	—	273
Total medium and heavy duty truck	92,252	68,354	57,967	23,210	12,419	5,538	—	—	259,740
Aircraft
Grades 1-6	384,895	290,897	85,916	45,848	47,025	29,435	4,844	—	888,860
Grades 7-12	1,141	649	—	4,670	454	2,627	—	—	9,541
Total aircraft	386,036	291,546	85,916	50,518	47,479	32,062	4,844	—	898,401
Construction equipment
Grades 1-6	314,044	201,032	109,029	47,693	13,501	5,031	18,937	4,594	713,861
Grades 7-12	26,650	8,709	1,983	797	80	—	—	2,193	40,412
Total construction equipment	340,694	209,741	111,012	48,490	13,581	5,031	18,937	6,787	754,273
Commercial real estate
Grades 1-6	230,701	150,144	146,374	141,838	126,642	112,243	391	—	908,333
Grades 7-12	218	5,921	7,159	491	6,208	1,011	—	—	21,008
Total commercial real estate	230,919	156,065	153,533	142,329	132,850	113,254	391	—	929,341
Residential real estate and home equity
Performing	105,345	114,682	41,185	9,706	11,720	89,646	122,281	4,555	499,120
Nonperforming	—	—	—	13	421	655	293	88	1,470
Total residential real estate and home equity	105,345	114,682	41,185	9,719	12,141	90,301	122,574	4,643	500,590
Consumer
Performing	58,866	24,307	17,031	8,284	2,263	697	21,378	—	132,826
Nonperforming	37	107	43	30	33	4	—	—	254
Total consumer	$58,903	$24,414	$17,074	$8,314	$2,296	$701	$21,378	$—	$133,080

The following table shows the amortized cost of loans and leases, segregated by portfolio segment, with delinquency aging and nonaccrual status.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Total Accruing Loans	Nonaccrual	Total Financing Receivables
March 31, 2022
Commercial and agricultural	$867,023	$503	$201	$—	$867,727	$1,366	$869,093
Solar	337,485	—	—	—	337,485	—	337,485
Auto and light truck	607,991	214	—	—	608,205	21,575	629,780
Medium and heavy duty truck	254,896	194	—	—	255,090	187	255,277
Aircraft	950,763	3,409	2,235	—	956,407	633	957,040
Construction equipment	766,210	2,452	—	—	768,662	7,310	775,972
Commercial real estate	917,893	—	—	—	917,893	2,914	920,807
Residential real estate and home equity	508,270	556	153	274	509,253	1,284	510,537
Consumer	137,581	222	43	—	137,846	166	138,012
Total	$5,348,112	$7,550	$2,632	$274	$5,358,568	$35,435	$5,394,003

December 31, 2021
Commercial and agricultural	$916,659	$—	$—	$—	$916,659	$2,053	$918,712
Solar	348,302	—	—	—	348,302	—	348,302
Auto and light truck	579,605	—	—	—	579,605	24,170	603,775
Medium and heavy duty truck	259,467	—	—	—	259,467	273	259,740
Aircraft	894,092	1,130	2,530	—	897,752	649	898,401
Construction equipment	745,870	1,313	—	—	747,183	7,090	754,273
Commercial real estate	926,345	—	—	—	926,345	2,996	929,341
Residential real estate and home equity	498,854	212	54	245	499,365	1,225	500,590
Consumer	132,464	332	30	4	132,830	250	133,080
Total	$5,301,658	$2,987	$2,614	$249	$5,307,508	$38,706	$5,346,214
Accrued interest receivable on loans and leases at March 31, 2022 and December 31, 2021 was $13.11 million and $12.94 million, respectively.
There were no loan and lease modifications classified as a troubled debt restructuring (TDR) during the three months ended March 31, 2022 and 2021. The classification between nonperforming and performing is determined at the time of modification. Modification programs focus on extending maturity dates or modifying payment patterns with most TDRs experiencing a combination of concessions. Modifications do not result in the contractual forgiveness of principal or interest. There were no modifications during the three months ended March 31, 2022 and 2021 that resulted in an interest rate below market rate.
There were no TDRs which had payment defaults within the twelve months following modification during the three months ended March 31, 2022 and 2021, respectively. Default occurs when a loan or lease is 90 days or more past due under the modified terms or transferred to nonaccrual.
The following table shows the recorded investment of loans and leases classified as troubled debt restructurings as of March 31, 2022 and December 31, 2021.

(Dollars in thousands)	March 31, 2022	December 31, 2021
Performing TDRs	$—	$319
Nonperforming TDRs	5,965	6,742
Total TDRs	$5,965	$7,061

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

The following table shows the changes in the allowance for loan and lease losses, segregated by portfolio segment, for the three months ended March 31, 2022 and 2021.

(Dollars in thousands)	Commercial and agricultural	Solar	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer	Total
March 31, 2022
Balance, beginning of period	$15,409	$6,585	$19,624	$6,015	$33,628	$19,673	$19,691	$5,084	$1,783	$127,492
Charge-offs	—	—	—	—	—	48	—	4	165	217
Recoveries	4	—	65	—	316	—	—	1	65	451
Net charge-offs (recoveries)	(4)	—	(65)	—	(316)	48	—	3	100	(234)
Provision (recovery of provision)	185	(168)	(168)	34	2,024	416	(445)	137	218	2,233
Balance, end of period	$15,598	$6,417	$19,521	$6,049	$35,968	$20,041	$19,246	$5,218	$1,901	$129,959

March 31, 2021
Balance, beginning of period	$16,680	$5,549	$28,926	$6,400	$34,053	$19,166	$22,758	$5,374	$1,748	$140,654
Charge-offs	1	—	4,286	—	—	8	—	5	152	4,452
Recoveries	377	—	49	—	119	254	15	1	135	950
Net charge-offs (recoveries)	(376)	—	4,237	—	(119)	(246)	(15)	4	17	3,502
Provision (recovery of provision)	(1,605)	209	4,654	(129)	1,047	(3,103)	1,561	(207)	(29)	2,398
Balance, end of period	$15,451	$5,758	$29,343	$6,271	$35,219	$16,309	$24,334	$5,163	$1,702	$139,550
The allowance for credit losses increased during the first quarter in response to loan growth along with a forecast adjustment due to increased risk during the forecast period attributable to heightened geopolitical uncertainty, ongoing supply chain difficulties, and persistent inflation. Credit quality remains on an improving trend as evidenced by declining total special attention credit outstandings and net recoveries during the quarter. This quarter, increases in the allowance for various portfolios, particularly aircraft and construction equipment, were driven by loan growth and to a lesser extent, the forecast adjustment. Decreases in the auto and light truck portfolio was due to continued amortization of special attention credits in the highly reserved bus segment. Reduced reserves in the commercial real estate portfolio were due to a reduction in qualitative adjustments related to COVID-19 along with lower loan balances.
Commercial and agricultural – the decline in loan balances is attributable to PPP debt forgiveness coupled with a modest decline in loans in our core businesses. The small increase in the allowance was principally due to the impact of the forecast adjustment.
Solar – the allowance decreased due to lower loan outstandings. Credit quality is stable to improving.
Auto and light truck – the allowance decreased as a result of lower outstanding loan balances in the higher risk bus segment of the portfolio, which was significantly impacted by the pandemic. The decline in allowance attributable to the bus segment was substantially offset by loan growth in the auto rental and leasing segments, which carry lower loss ratios.
Medium and heavy duty truck – the allowance was minimally changed as a decrease in loan outstandings was offset by a slight increase in the forecast adjustment. Credit quality metrics continued to be relatively strong for this portfolio. Energy price volatility and driver availability remain a challenge.

Aircraft – the allowance increased due to loan growth in both domestic and foreign segments. The portfolio is currently bolstered by strengthening collateral values somewhat offset by continuing economic concerns related primarily to Latin American-based foreign loans. The Company has historically carried a higher allowance in this portfolio due to risk volatility.
Construction equipment – the allowance increased due to loan growth.
Commercial real estate – the allowance decrease was a result of declines in outstanding loan balances as well as a minor decrease in COVID-19-related qualitative adjustment factors.
Residential real estate and home equity – the increased allowance was due to an increase in loan balances.
Consumer – segment saw a slight increase in allowance due principally to loan growth.
Economic Outlook
As of March 31, 2022, the most significant economic factors impacting our loan portfolios are the war in Ukraine and resultant increased uncertainty for the U.S. economy, and additional inflationary pressures, further aggravated by supply chain disruptions. We remain concerned about COVID-19 surges and new variants. The forecast considers global and domestic economic impacts from these factors as well as other key economic factors such as change in Gross Domestic Product and unemployment which may impact our clients. The Company’s assumption was that economic growth will slow in 2022 and 2023 and inflation will remain well above the 2% Federal Reserve target rate resulting in an adverse impact on the loan and lease portfolio over the next two years.
As a result of geopolitical risks and economic uncertainty, the Company’s future loss estimates may vary considerably from the March 31, 2022 assumptions.
Liability for Credit Losses on Unfunded Loan Commitments
The liability for credit losses inherent in unfunded loan commitments is included in Accrued Expenses and Other Liabilities on the Consolidated Statements of Financial Condition. The following table shows the changes in the liability for credit losses on unfunded loan commitments.

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Balance, beginning of period	$4,196	$4,499
Provision	728	94
Balance, end of period	$4,924	$4,593
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

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Direct finance leases:
Interest income on lease receivable	$1,781	$1,590

Operating leases:
Income related to lease payments	$3,662	$4,629
Depreciation expense	3,015	3,773
Income related to reimbursements from lessees for personal property tax on operating leased equipment for the three months ended March 31, 2022 and 2021 was $0.20 million and $0.24 million, respectively. Expense related to personal property tax payments on operating leased equipment for the three months ended March 31, 2022 and 2021 was $0.20 million and $0.24 million, respectively.

Note 7 — Mortgage Servicing Rights
The Company recognizes the rights to service residential mortgage loans for others as separate assets, whether the servicing rights are acquired through a separate purchase or through the sale of originated loans with servicing rights retained. The Company allocates a portion of the total proceeds of a mortgage loan to servicing rights based on the relative fair value. The unpaid principal balance of residential mortgage loans serviced for third parties was $888.63 million and $883.90 million at March 31, 2022 and December 31, 2021, respectively.
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
The following table shows changes in the carrying value of MSRs and the associated valuation allowance.

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Mortgage servicing rights:
Balance at beginning of period	$4,671	$4,616
Additions	335	761
Amortization	(381)	(590)
Carrying value before valuation allowance at end of period	4,625	4,787
Valuation allowance:
Balance at beginning of period	—	(812)
Impairment recoveries	—	42
Balance at end of period	$—	$(770)
Net carrying value of mortgage servicing rights at end of period	$4,625	$4,017
Fair value of mortgage servicing rights at end of period	$6,363	$4,365
At March 31, 2022 and 2021, the fair value of MSRs exceeded the carrying value reported in the Consolidated Statements of Financial Condition by $1.74 million and $0.35 million, respectively. This difference represents increases in the fair value of certain MSRs that could not be recorded above cost basis.
Mortgage loan contractual servicing fees, including late fees and ancillary income, were $0.72 million and $0.81 million for the three months ended March 31, 2022 and 2021, respectively. Mortgage loan contractual servicing fees are included in Mortgage Banking on the Consolidated Statements of Income.
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
The following table shows financial instruments whose contract amounts represent credit risk.

(Dollars in thousands)	March 31, 2022	December 31, 2021
Amounts of commitments:
Loan commitments to extend credit	$1,204,428	$1,148,984
Standby letters of credit	$22,765	$24,657
Commercial and similar letters of credit	$746	$8,531
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
The following table shows the amounts of non-hedging derivative financial instruments.

		Asset derivatives		Liability derivatives
(Dollars in thousands)	Notional or contractual amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
March 31, 2022
Interest rate swap contracts	$1,017,365	Other assets	$7,806	Other liabilities	$8,006
Loan commitments	13,422	Mortgages held for sale	287	N/A	—
Forward contracts - mortgage loan	13,080	Mortgages held for sale	200	N/A	—
Total	$1,043,867		$8,293		$8,006

December 31, 2021
Interest rate swap contracts	$1,064,721	Other assets	$20,735	Other liabilities	$21,172
Loan commitments	15,086	Mortgages held for sale	452	N/A	—
Forward contracts - mortgage loan	22,000	N/A	—	Mortgages held for sale	11
Total	$1,101,807		$21,187		$21,183

The following table shows the amounts included in the Consolidated Statements of Income for non-hedging derivative financial instruments.

		Gain (loss)
		Three Months Ended March 31,
(Dollars in thousands)	Statement of Income classification	2022	2021
Interest rate swap contracts	Other expense	$237	$333
Interest rate swap contracts	Other income	—	86
Loan commitments	Mortgage banking	(165)	(698)
Forward contracts - mortgage loan	Mortgage banking	211	577
Total		$283	$298
The following table shows the offsetting of financial assets and derivative assets.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2022
Interest rate swaps	$10,324	$2,518	$7,806	$—	$3,040	$4,766

December 31, 2021
Interest rate swaps	$24,436	$3,701	$20,735	$—	$—	$20,735
The following table shows the offsetting of financial liabilities and derivative liabilities.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
March 31, 2022
Interest rate swaps	$10,524	$2,518	$8,006	$299	$—	$7,707
Repurchase agreements	193,798	—	193,798	193,798	—	—
Total	$204,322	$2,518	$201,804	$194,097	$—	$7,707

December 31, 2021
Interest rate swaps	$24,873	$3,701	$21,172	$20,498	$—	$674
Repurchase agreements	194,727	—	194,727	194,727	—	—
Total	$219,600	$3,701	$215,899	$215,225	$—	$674
If a default in performance of any obligation of a repurchase agreement occurs, each party will set-off property held in respect of transactions against obligations owing in respect of any other transactions. At March 31, 2022 and December 31, 2021, repurchase agreements had a remaining contractual maturity of $190.67 million and $191.47 million in overnight and $3.13 million and $3.26 million in up to 30 days, respectively and were collateralized by U.S. Treasury and Federal agencies securities.
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
The Company is involved in various entities that are considered to be VIEs. The Company’s investments in VIEs are primarily related to investments promoting affordable housing, community development and renewable energy sources. Some of these tax-advantaged investments support the Company’s regulatory compliance with the Community Reinvestment Act. The Company’s investments in these entities generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. Tax credits from affordable housing investments and community development investments are recognized as a reduction of tax expense. Investments in renewable energy sources qualify for investment tax credits which are recognized as a reduction to the related investment asset. The Company recognized federal income tax credits related to its affordable housing and community development tax-advantaged investments in tax expense of $0.50 million and $0.50 million for the three months ended March 31, 2022 and 2021, respectively. The Company also recognized $0.00 million and $1.92 million of investment tax credits for the three months ended March 31, 2022 and 2021, respectively.
The Company is not required to consolidate VIEs in which it has concluded it does not have a controlling financial interest, and thus is not the primary beneficiary. In such cases, the Company does not have both the power to direct the entities’ most significant activities and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIEs. As a limited partner in these operating partnerships, the Company is allocated credits and deductions associated with the underlying properties. The Company has determined that it is not the primary beneficiary of these investments because the general partners have the power to direct activities that most significantly influence the economic performance of their respective partnerships.
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

(Dollars in thousands)	March 31, 2022	December 31, 2021
Investment carrying amount	$26,391	$35,968
Unfunded capital and other commitments	19,668	29,670
Maximum exposure to loss	48,044	50,319
The Company is required to consolidate VIEs in which it has concluded it has significant involvement in and the ability to direct the activities that impact the entity’s economic performance. The Company is the managing general partner of entities to which it shares interest in tax-advantaged investments with third parties. At March 31, 2022 and December 31, 2021, approximately $67.85 million and $59.08 million of the Company’s assets and $7.23 million and $0.00 million of its liabilities included on the Consolidated Statements of Financial Condition were related to tax-advantaged investment VIEs which the Company has consolidated, respectively. The assets of the consolidated VIEs are reported in Other Assets, the liabilities are reported in Other Liabilities and the non-controlling interest is reported in Equity on the Consolidated Statements of Financial Condition. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIE do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIE is generally limited to the carrying value of its variable interest plus any related tax credits previously recognized.
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
The following table shows subordinated notes at March 31, 2022.

(Dollars in thousands)	Amount of Subordinated Notes	Interest Rate	Maturity Date
June 2007 issuance (1)	$41,238	7.22%	6/15/2037
August 2007 issuance (2)	17,526	2.31%	9/15/2037
Total	$58,764

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
Stock options, where the exercise price was greater than the average market price of the common shares, were excluded from the computation of diluted earnings per common share because the result would have been antidilutive. There were no stock options outstanding as of March 31, 2022 and 2021.
The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended March 31,
(Dollars in thousands - except per share amounts)	2022	2021
Distributed earnings allocated to common stock	$7,672	$7,364
Undistributed earnings allocated to common stock	19,516	20,531
Net earnings allocated to common stock	27,188	27,895
Net earnings allocated to participating securities	202	210
Net income allocated to common stock and participating securities	$27,390	$28,105

Weighted average shares outstanding for basic earnings per common share	24,743,790	25,320,930
Dilutive effect of stock compensation	—	—
Weighted average shares outstanding for diluted earnings per common share	24,743,790	25,320,930

Basic earnings per common share	$1.10	$1.10
Diluted earnings per common share	$1.10	$1.10

Note 12 — Stock Based Compensation
As of March 31, 2022, the Company had four active stock-based employee compensation plans, which are more fully described in Note 16 of the Consolidated Financial Statements in 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2021. These plans include three executive stock award plans, the Executive Incentive Plan (EIP), the Restricted Stock Award Plan (RSAP), the Strategic Deployment Incentive Plan (SDP); and the Employee Stock Purchase Plan. The 2011 Stock Option Plan was approved by the shareholders on April 21, 2011 but the Company had not made any grants through March 31, 2022.

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
Total fair value of options vested and expensed was zero for the three months ended March 31, 2022 and 2021. As of March 31, 2022 and 2021 there were no outstanding stock options. There were no stock options exercised during the three months ended March 31, 2022 and 2021. All shares issued in connection with stock option exercises are issued from available treasury stock.
As of March 31, 2022, there was $9.48 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 3.56 years.
Note 13 — Accumulated Other Comprehensive Income (Loss)
The following table presents reclassifications out of accumulated other comprehensive income (loss) related to unrealized gains and losses on available-for-sale securities.

	Three Months Ended March 31,		Affected Line Item in the Statements of Income
(Dollars in thousands)	2022	2021
Realized gains included in net income	$—	$—	Gains on investment securities available-for-sale
	—	—	Income before income taxes
Tax effect	—	—	Income tax expense
Net of tax	$—	$—	Net income

Note 14 — Income Taxes
The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized was zero at March 31, 2022 and December 31, 2021. Interest and penalties are recognized through the income tax provision. For the three months ended March 31, 2022 and 2021, the Company recognized no interest or penalties. There were no accrued interest and penalties at March 31, 2022 and December 31, 2021.
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
The Company elected fair value accounting for mortgages held for sale and for its best-efforts forward sales commitments. The Company economically hedges its mortgages held for sale at the time the interest rate locks are issued to the customers. The Company believes the election for mortgages held for sale will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives or best-best efforts forward sales commitments. At March 31, 2022 and December 31, 2021, all mortgages held for sale were carried at fair value.
The following table shows the differences between the fair value carrying amount of mortgages held for sale measured at fair value and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity.

(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Excess of fair value carrying amount over (under) unpaid principal
March 31, 2022
Mortgages held for sale reported at fair value	$4,757	$4,256	$501	(1)

December 31, 2021
Mortgages held for sale reported at fair value	$13,284	$12,456	$828	(1)

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
The following table shows the balance of assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2022
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$590,484	$490,461	$—	$1,080,945
U.S. States and political subdivisions securities	—	93,824	4,529	98,353
Mortgage-backed securities — Federal agencies	—	655,010	—	655,010
Corporate debt securities	—	22,525	—	22,525
Foreign government and other securities	—	598	—	598
Total debt securities available-for-sale	590,484	1,262,418	4,529	1,857,431
Mortgages held for sale	—	4,757	—	4,757
Accrued income and other assets (interest rate swap agreements)	—	7,806	—	7,806
Total	$590,484	$1,274,981	$4,529	$1,869,994

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$8,006	$—	$8,006
Total	$—	$8,006	$—	$8,006

December 31, 2021
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$561,950	$522,056	$—	$1,084,006
U.S. States and political subdivisions securities	—	93,852	1,849	95,701
Mortgage-backed securities — Federal agencies	—	659,727	—	659,727
Corporate debt securities	—	23,009	—	23,009
Foreign government and other securities	—	598	—	598
Total debt securities available-for-sale	561,950	1,299,242	1,849	1,863,041
Mortgages held for sale	—	13,284	—	13,284
Accrued income and other assets (interest rate swap agreements)	—	20,735	—	20,735
Total	$561,950	$1,333,261	$1,849	$1,897,060

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$21,172	$—	$21,172
Total	$—	$21,172	$—	$21,172

The following table shows changes in Level 3 assets measured at fair value on a recurring basis for the quarter ended March 31, 2022 and 2021.

(Dollars in thousands)	U.S. States and political subdivisions securities
Beginning balance January 1, 2022	$1,849
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income (loss)	(155)
Purchases	3,000
Issuances	—
Sales	—
Settlements	—
Maturities	(165)
Transfers into Level 3	—
Transfers out of Level 3	—
Ending balance March 31, 2022	$4,529

Beginning January 1, 2021	$2,152
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income (loss)	(80)
Purchases	—
Issuances	—
Sales	—
Settlements	—
Maturities	(165)
Transfers into Level 3	—
Transfers out of Level 3	—
Ending balance March 31, 2021	$1,907
There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2022 or 2021.
The following table shows the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a recurring basis.

(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
March 31, 2022
Debt securities available-for sale
Direct placement municipal securities	$4,529	Discounted cash flows	Credit spread assumption	2.36% - 3.95%	2.88%

December 31, 2021
Debt securities available-for sale
Direct placement municipal securities	$1,849	Discounted cash flows	Credit spread assumption	0.04% - 2.31%	1.58%
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
For assets measured at fair value on a nonrecurring basis the following represents impairment charges (recoveries) recognized on these assets during the quarter ended March 31, 2022: collateral-dependent impaired loans - $0.00 million; mortgage servicing rights - $0.00 million; repossessions - $0.00 million; and other real estate - $0.00 million.

The following table shows the carrying value of assets measured at fair value on a non-recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2022
Collateral-dependent impaired loans	$—	$—	$986	$986
Accrued income and other assets (mortgage servicing rights)	—	—	4,625	4,625
Accrued income and other assets (repossessions)	—	—	73	73
Accrued income and other assets (other real estate)	—	—	—	—
Total	$—	$—	$5,684	$5,684

December 31, 2021
Collateral-dependent impaired loans	$—	$—	$571	$571
Accrued income and other assets (mortgage servicing rights)	—	—	4,671	4,671
Accrued income and other assets (repossessions)	—	—	861	861
Accrued income and other assets (other real estate)	—	—	—	—
Total	$—	$—	$6,103	$6,103
The following table below shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a non-recurring basis.

(Dollars in thousands)	Carrying Value	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
March 31, 2022
Collateral-dependent impaired loans	$986	$986	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	20% - 90%	34.5%

Mortgage servicing rights	4,625	6,363	Discounted cash flows	Constant prepayment rate (CPR)	10.2% - 17.4%	13.7%
				Discount rate	9.8% - 12.6%	9.9%

Repossessions	73	241	Appraisals, trade publications and auction values	Discount for lack of marketability	13% - 100%	70%

Other real estate	—	—	Appraisals	Discount for lack of marketability	0% - 0%	0%

December 31, 2021
Collateral-dependent impaired loans	$571	$571	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	20% - 90%	43.1%

Mortgage servicing rights	4,671	5,640	Discounted cash flows	Constant prepayment rate (CPR)	11.8% - 18.5%	16.4%
				Discount rate	8.6% - 11.5%	8.8%

Repossessions	861	942	Appraisals, trade publications and auction values	Discount for lack of marketability	0% - 21%	2%

Other real estate	—	—	Appraisals	Discount for lack of marketability	0% - 0%	0%
GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.

The following table shows the fair values of the Company’s financial instruments.

(Dollars in thousands)	Carrying or Contract Value	Fair Value	Level 1	Level 2	Level 3
March 31, 2022
Assets:
Cash and due from banks	$69,195	$69,195	$69,195	$—	$—
Federal funds sold and interest bearing deposits with other banks	347,697	347,697	347,697	—	—
Investment securities, available-for-sale	1,857,431	1,857,431	590,484	1,262,418	4,529
Other investments	25,538	25,538	25,538	—	—
Mortgages held for sale	4,757	4,757	—	4,757	—
Loans and leases, net of allowance for loan and lease losses	5,264,044	5,280,472	—	—	5,280,472
Mortgage servicing rights	4,625	6,363	—	—	6,363
Accrued interest receivable	18,289	18,289	—	18,289	—
Interest rate swaps	7,806	7,806	—	7,806	—
Liabilities:
Deposits	$6,673,092	$6,666,398	$5,821,071	$845,327	$—
Short-term borrowings	199,158	199,158	192,146	7,012	—
Long-term debt and mandatorily redeemable securities	69,563	68,258	—	68,258	—
Subordinated notes	58,764	58,350	—	58,350	—
Accrued interest payable	2,084	2,084	—	2,084	—
Interest rate swaps	8,006	8,006	—	8,006	—
Off-balance-sheet instruments *	—	82	—	82	—

December 31, 2021
Assets:
Cash and due from banks	$54,420	$54,420	$54,420	$—	$—
Federal funds sold and interest bearing deposits with other banks	470,767	470,767	470,767	—	—
Investment securities, available-for-sale	1,863,041	1,863,041	561,950	1,299,242	1,849
Other investments	27,189	27,189	27,189	—	—
Mortgages held for sale	13,284	13,284	—	13,284	—
Loans and leases, net of allowance for loan and lease losses	5,218,722	5,269,551	—	—	5,269,551
Mortgage servicing rights	4,671	5,640	—	—	5,640
Accrued interest receivable	17,760	17,760	—	17,760	—
Interest rate swaps	20,735	20,735	—	20,735	—
Liabilities:
Deposits	$6,679,065	$6,680,163	$5,794,928	$885,235	$—
Short-term borrowings	200,027	200,027	192,801	7,226	—
Long-term debt and mandatorily redeemable securities	71,251	71,305	—	71,305	—
Subordinated notes	58,764	58,553	—	58,553	—
Accrued interest payable	1,885	1,885	—	1,885	—
Interest rate swaps	21,172	21,172	—	21,172	—
Off-balance-sheet instruments *	—	364	—	364	—

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
ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis is presented to provide information concerning 1st Source Corporation and its subsidiaries’ (collectively referred to as “the Company”, “we”, and “our”) financial condition as of March 31, 2022, as compared to December 31, 2021, and the results of operations for the three months ended March 31, 2022 and 2021. This discussion and analysis should be read in conjunction with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2021 Annual Report.
Except for historical information contained herein, the matters discussed in this document express “forward-looking statements.” Generally, the words “believe,” “contemplate,” “seek,” “plan,” “possible,” “assume,” “hope,” “expect,” “intend,” “targeted,” “continue,” “remain,” “estimate,” “anticipate,” “project,” “will,” “should,” “indicate,” “would,” “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Those statements, including statements, projections, estimates or assumptions concerning future events or performance, and other statements that are other than statements of historical fact, are subject to material risks and uncertainties. We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. We may make other written or oral forward-looking statements from time to time. Readers are advised that various important factors could cause our actual results or circumstances for future periods to differ materially from those anticipated or projected in such forward-looking statements. Such factors include, but are not limited to, changes in law, regulations or GAAP; our competitive position within the markets we serve; increasing consolidation within the banking industry; unforeseen changes in interest rates; unforeseen changes in loan prepayment assumptions; unforeseen downturns in or major events affecting the local, regional or national economies or the industries in which we have credit concentrations; potential impacts of the COVID-19 pandemic; and other matters discussed in our filings with the SEC, including our Annual Report on Form 10-K  for 2021, which filings are available from the SEC. We undertake no obligation to publicly update or revise any forward-looking statements.
FINANCIAL CONDITION
Our total assets at March 31, 2022 were $8.01 billion, a decrease of $83.83 million or 1.04% from December 31, 2021. Total investment securities available-for-sale were $1.86 billion, a decrease of $5.61 million or 0.30% from December 31, 2021. The largest contributor to the decrease in investment securities available-for-sale was negative market value adjustments due to temporary, non-credit-related, net unrealized losses as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. Federal funds sold and interest bearing deposits with other banks were $347.70 million, a decrease of $123.07 million or 26.14% from December 31, 2021. The decrease in federal funds sold and interest bearing deposits with other banks was due to lower interest bearing deposits at the Federal Reserve Bank as a result of purchasing investment securities available for sale.
Total loans and leases were $5.39 billion, an increase of $47.79 million or 0.89% from December 31, 2021. The largest contributors to the increase in loans and leases was growth in the aircraft and auto and light truck portfolios offset by $36.61 million of Paycheck Protection Program loans forgiven by the SBA during the first quarter. As of March 31, 2022, total PPP loans were $37.94 million which is net of unearned fees of $1.24 million and located within the commercial and agricultural portfolio. Our foreign loan and lease balances, all denominated in U.S. dollars were $212.68 million and $193.31 million as of March 31, 2022 and December 31, 2021, respectively. Foreign loans and leases are in aircraft financing. Loan and lease balances to borrowers in Brazil and Mexico were $73.70 million and $127.73 million as of March 31, 2022, respectively, compared to $65.24 million and $117.90 million as of December 31, 2021, respectively. As of March 31, 2022 and December 31, 2021 there was not a significant concentration in any other country.
Equipment owned under operating leases was $41.79 million, a decrease of $6.64 million, or 13.71% compared to December 31, 2021. The largest contributor to the decrease in equipment owned under operating leases was reduced leasing volume primarily due to a change in customer preferences.

Total deposits were $6.67 billion, a decrease of $5.97 million or 0.09% from the end of 2021. The largest contributors to the decrease in total deposits was a reduction in interest-bearing checking accounts, time deposits with maturities less than twelve months and brokered deposits offset by increased time deposits with maturities greater than twelve months. Short-term borrowings were $199.16 million, a decrease of $0.87 million or 0.43% from December 31, 2021. Long-term debt and mandatorily redeemable securities were $69.56 million, a decrease of $1.69 million or 2.37% from December 31, 2021. Accrued expenses and other liabilities were $92.42 million, a decrease of $25.30 million or 21.49% from December 31, 2021 primarily due to a decrease in the fair value of interest rate swap contracts with customers and annual incentive related payments to employees.
The following table shows accrued income and other assets.

(Dollars in thousands)	March 31, 2022	December 31, 2021
Accrued income and other assets:
Bank owned life insurance cash surrender value	$71,728	$71,466
Operating lease right of use assets	21,402	22,071
Accrued interest receivable	18,289	17,760
Mortgage servicing rights	4,625	4,671
Other real estate	—	—
Repossessions	73	861
Partnership investments carrying amount	94,243	95,045
All other assets	61,768	57,595
Total accrued income and other assets	$272,128	$269,469
The largest contributor to the increase in accrued income and other assets from December 31, 2021 was an increase in deferred tax assets related to available-for-sale debt securities included in all other assets above offset by a decrease in the fair value of interest rate swap contracts with customers included in all other assets above.
CAPITAL
As of March 31, 2022, total shareholders’ equity was $864.85 million, down $51.41 million, or 5.61% from the $916.26 million at December 31, 2021. In addition to net income of $27.39 million, other significant changes in shareholders’ equity during the first three months of 2022 included $7.70 million of dividends paid and $2.18 million in common stock acquired for treasury. The accumulated other comprehensive loss component of shareholders’ equity increased to $80.54 million at March 31, 2022, compared to $9.86 million at December 31, 2021 due to changes in interest rates, market spreads and market conditions. Our shareholders’ equity-to-assets ratio was 10.79% as of March 31, 2022, compared to 11.32% at December 31, 2021. Book value per common share declined to $34.97 at March 31, 2022, from $37.04 at December 31, 2021 primarily due to an increase in accumulated other comprehensive losses.
We declared and paid cash dividends per common share of $0.31 during the first quarter of 2022. The trailing four quarters dividend payout ratio, representing cash dividends per common share divided by diluted earnings per common share, was 26.23%. The dividend payout is continually reviewed by management and the Board of Directors subject to the Company’s capital and dividend policy.
The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations.

The actual capital amounts and ratios of 1st Source Corporation and 1st Source Bank as of March 31, 2022, are presented in the table below.

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$1,056,141	16.93%	$499,129	8.00%	$655,107	10.50%	$623,911	10.00%
1st Source Bank	986,199	15.82	498,720	8.00	654,570	10.50	623,400	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	977,450	15.67	374,347	6.00	530,325	8.50	499,129	8.00
1st Source Bank	907,571	14.56	374,040	6.00	529,890	8.50	498,720	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	865,830	13.88	280,760	4.50	436,738	7.00	405,542	6.50
1st Source Bank	852,951	13.68	280,530	4.50	436,380	7.00	405,210	6.50
Tier 1 Capital (to Average Assets):
1st Source Corporation	977,450	12.25	319,190	4.00	N/A	N/A	398,988	5.00
1st Source Bank	907,571	11.38	319,053	4.00	N/A	N/A	398,816	5.00
PPP loan balances have been assigned a zero percent risk weight and therefore had no impact on our total risk-weighted assets at March 31, 2022.
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
We have borrowing sources available to supplement deposits and meet our funding needs. 1st Source Bank has established relationships with several banks to provide short term borrowings in the form of federal funds purchased. At March 31, 2022, we had no borrowings in the federal funds market. We could borrow $245.00 million in additional funds for a short time from these banks on a collective basis. As of March 31, 2022, we had $43.98 million outstanding in FHLB advances and could borrow an additional $483.60 million contingent on the FHLB activity-based stock ownership requirement. We also had no outstandings with the FRB and could borrow $484.25 million as of March 31, 2022.
Our loan to asset ratio was 67.32% at March 31, 2022 compared to 66.03% at December 31, 2021 and 73.52% at March 31, 2021. Cash and cash equivalents totaled $416.89 million at March 31, 2022 compared to $525.19 million at December 31, 2021 and $335.95 million at March 31, 2021. The decrease in cash and cash equivalents was primarily due to a reduction in excess liquidity from fewer PPP loan forgiveness proceeds and marginal loan growth. At March 31, 2022, the Consolidated Statements of Financial Condition was rate sensitive by $152.84 million more assets than liabilities scheduled to reprice within one year, or approximately 1.05%. Management believes that the present funding sources provide adequate liquidity to meet our cash flow needs.
Under Indiana law governing the collateralization of public fund deposits, the Indiana Board of Depositories determines which financial institutions are required to pledge collateral based on the strength of their financial ratings. We have been informed that no collateral is required for our public fund deposits. However, the Board of Depositories could alter this requirement in the future and adversely impact our liquidity. Our potential liquidity exposure if we must pledge collateral is approximately $843 million.
RESULTS OF OPERATIONS
Net income available to common shareholders for the three month period ended March 31, 2022 was $27.39 million compared to $28.11 million for the same period in 2021. Diluted net income per common share was $1.10 for the three month period ended March 31, 2022, equal to the $1.10 earned for the same period in 2021. Return on average common shareholders’ equity was 12.20% for the three months ended March 31, 2022, compared to 12.74% in 2021. The return on total average assets was 1.39% for the three months ended March 31, 2022, compared to 1.55% in 2021.
Net income decreased for the three months ended March 31, 2022 compared to the first three months of 2021. Net interest income increased and the provision for credit losses decreased offset by a decrease to noninterest income and an increase to noninterest expense. Details of the changes in the various components of net income are discussed further below.

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
DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL

				Three Months Ended
	March 31, 2022			December 31, 2021			March 31, 2021
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
ASSETS
Investment securities available-for-sale:
Taxable	$1,857,557	$6,344	1.39%	$1,686,231	$5,091	1.20%	$1,193,583	$3,987	1.35%
Tax exempt(1)	29,498	165	2.27%	28,996	163	2.23%	37,394	214	2.32%
Mortgages held for sale	8,791	67	3.09%	28,693	188	2.60%	14,285	86	2.44%
Loans and leases, net of unearned discount(1)	5,324,344	55,218	4.21%	5,311,964	58,218	4.35%	5,499,009	57,860	4.27%
Other investments	400,058	363	0.37%	659,954	430	0.26%	216,280	266	0.50%
Total earning assets(1)	7,620,248	62,157	3.31%	7,715,838	64,090	3.30%	6,960,551	62,413	3.64%
Cash and due from banks	77,063			80,754			75,178
Allowance for loan and lease losses	(128,647)			(134,217)			(143,206)
Other assets	440,074			448,680			457,890
Total assets	$8,008,738			$8,111,055			$7,350,413

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$4,587,242	$2,376	0.21%	$4,628,802	$2,624	0.22%	$4,261,207	$3,526	0.34%
Short-term borrowings:
Securities sold under agreements to repurchase	192,108	23	0.05%	194,678	24	0.05%	169,180	35	0.08%
Other short-term borrowings	5,372	1	0.08%	5,474	1	0.07%	7,546	1	0.05%
Subordinated notes	58,764	823	5.68%	58,764	819	5.53%	58,764	818	5.65%
Long-term debt and mandatorily redeemable securities	69,967	(792)	(4.59)%	71,604	446	2.47%	80,967	500	2.50%
Total interest-bearing liabilities	4,913,453	2,431	0.20%	4,959,322	3,914	0.31%	4,577,664	4,880	0.43%
Noninterest-bearing deposits	2,029,627			2,071,773			1,719,264
Other liabilities	101,502			113,897			115,034
Shareholders’ equity	910,793			918,950			894,553
Noncontrolling interests	53,363			47,113			43,898
Total liabilities and equity	$8,008,738			$8,111,055			$7,350,413
Less: Fully tax-equivalent adjustments		(108)			(109)			(121)
Net interest income/margin (GAAP-derived)(1)		$59,618	3.17%		$60,067	3.09%		$57,412	3.35%
Fully tax-equivalent adjustments		108			109			121
Net interest income/margin - FTE(1)		$59,726	3.18%		$60,176	3.09%		$57,533	3.35%

(1) See “Reconciliation of Non-GAAP Financial Measures” at the end of this section for additional information on this performance measure/ratio.
Quarter Ended March 31, 2022 compared to the Quarter Ended March 31, 2021
The taxable-equivalent net interest income for the three months ended March 31, 2022 was $59.73 million, an increase of 3.81% over the same period in 2021. The net interest margin on a fully taxable-equivalent basis was 3.18% for the three months ended March 31, 2022, compared to 3.35% for the three months ended March 31, 2021.
During the three month period ended March 31, 2022, average earning assets increased $659.70 million, up 9.48% over the comparable period in 2021. Average interest-bearing liabilities increased $335.79 million or 7.34%. The yield on average earning assets decreased 33 basis points to 3.31% from 3.64% primarily due to higher average balances in investment securities and other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank (FHLB) stock and commercial paper. Total cost of average interest-bearing liabilities decreased 23 basis points to 0.20% from 0.43% as a result of the lower interest rate environment and lower interest expense on mandatorily redeemable securities. The result to the net interest margin, or the ratio of net interest income to average earning assets, was a decrease of 17 basis points.

The average earning assets yield declined compared to the same quarter in the prior year as a strong economic recovery combined with pandemic related government policies that have kept interest rates low, generated a significant amount of excess liquidity and shifted the earning assets mix towards lower yielding instruments. Average investment securities increased $656.08 million or 53.30% with the largest increases in U.S. treasury and federal agency securities and mortgage-backed securities. Average other investments, primarily held at the Federal Reserve Bank, increased $183.78 million or 84.97%. The yield on net loans and leases decreased six basis points primarily due to the low interest rate environment. During the quarter, PPP loans had a positive eight basis point impact from the recognition of fees on PPP loans forgiven by the SBA compared to six basis point impact in first quarter 2021 and offset by PPP loan balances outstanding which earn interest at 1.00%. Average net loans and leases decreased $174.67 million or 3.18% primarily due to PPP loan forgiveness in the commercial and agricultural loan portfolio. Average loans and leases net PPP loans increased $185.66 million, up 3.65% compared to the first quarter of 2021.
Average interest-bearing deposits increased $326.04 million or 7.65% for the first quarter of 2022 over the same period in 2021 primarily due to the impact of government stimulus programs on consumer savings levels. The effective rate paid on average interest-bearing deposits decreased 13 basis points to 0.21% from 0.34%. The decrease in the average cost of interest-bearing deposits was primarily the result of lower rates and a shift in the deposit mix from the first quarter of 2021. Average noninterest-bearing deposits grew $310.36 million or 18.05% for the first quarter of 2022 over the same period in 2021 primarily due to business customers remaining cautious with their funds and spending.
Average short-term borrowings increased $20.75 million or 11.74% for the first quarter of 2022 compared to the same period in 2021. Interest paid on short-term borrowings decreased three basis points. Interest paid on subordinated notes increased three basis points during the first quarter of 2022 from the same period a year ago due to a variable rate increase on one tranche. Average long-term debt and mandatorily redeemable securities balances decreased $11.00 million or 13.59%. Interest paid on long-term debt and mandatorily redeemable securities decreased 709 basis points during the first quarter of 2022 from the same period in 2021 primarily due to lower rates on mandatorily redeemable securities from a reduction in book value per share during the quarter.

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

		Three Months Ended
(Dollars in thousands)		March 31, 2022	December 31, 2021	March 31, 2021
Calculation of Net Interest Margin
(A)	Interest income (GAAP)	$62,049	$63,981	$62,292
	Fully tax-equivalent adjustments:
(B)	- Loans and leases	77	79	81
(C)	- Tax-exempt investment securities	31	30	40
(D)	Interest income - FTE (A+B+C)	62,157	64,090	62,413
(E)	Interest expense (GAAP)	2,431	3,914	4,880
(F)	Net interest income (GAAP) (A–E)	59,618	60,067	57,412
(G)	Net interest income - FTE (D–E)	59,726	60,176	57,533
(H)	Annualization factor	4.056	3.967	4.056
(I)	Total earning assets	$7,620,248	$7,715,838	$6,960,551
	Net interest margin (GAAP-derived) (F*H)/I	3.17%	3.09%	3.35%
	Net interest margin - FTE (G*H)/I	3.18%	3.09%	3.35%

PROVISION AND ALLOWANCE FOR CREDIT LOSSES
The provision for credit losses for the three months ended March 31, 2022 was $2.23 million compared to $2.40 million during the three months ended March 31, 2021. Net recoveries of $0.23 million or 0.02% of average loans and leases were recorded for the first quarter 2022, compared to net charge-offs of $3.50 million or 0.26% of average loans and leases for the same quarter a year ago. Net recoveries in 2022 were principally in the aircraft portfolio.
The provision for credit losses for the three months ended March 31, 2022 was principally driven by an upward revision to the forecast adjustment stemming from increased risk during the forecast period due to the war in Ukraine along with loan growth during the first quarter of 2022. We remain concerned about the long-term prospects for our bus segment and potential risks in our small business portfolio as financial relief provided by government programs afforded to our lending clients dissipates and the return to normal revenue and employment levels slows. The $47.79 million increase in outstanding loan balances this quarter was attributable to an $82.94 million increase in our core loan products offset by a $35.15 million decrease in PPP loans. At March 31, 2022, PPP loans totaled $37.94 million and necessitated minimal reserves as the program carries a 100% SBA guarantee and a debt forgiveness component. Impairment reserves for assets individually evaluated further decreased this quarter and continue to be a small component of our overall allowance.
We continue to evaluate risks which may impact our loan portfolios. Most notably, the current hostilities in Ukraine and resultant increased uncertainty characterized by persistent inflation and the potential for further disruptions of an already tenuous supply chain. Pandemic and related economic disruptions which previously dominated our risk analysis over the past eight quarters, have somewhat lessened in the U.S. but are again increasing abroad, particularly in China. Pandemic-related economic disruption remains a concern, particularly the availability of raw materials and extreme price volatility across the supply chain. We remain concerned that geopolitical events and disruption from future pandemic waves raise the potential for adverse impacts to the U.S. economy. Congressional spending initiatives face multiple challenges and an uncompromising partisanship. Additional current concerns include slower growth projections in the U.S. and abroad and the potential for raw material shortages and prolonged interruption in global trade as a result of trade restrictions related to the war in Ukraine and the pandemic-related responses of our trade partners. Political uncertainty continues in Latin America, with governments facing increased pressures from escalating social tensions, persistently high unemployment, and double-digit inflation. Corruption scandals persist, fueling U.S. border concerns. Globally, concerns continue to be heightened due to actual and potential terrorist attacks.
Another area of concern continues to be our aircraft portfolio where we have a collateral concentration and $213 million of foreign exposure, the majority of which is in Mexico and Brazil. We review political and economic data for these countries on a regular basis to assess the impact the environment may have on our customers. Historically, we have experienced volatile and unanticipated losses in both the foreign and domestic segments of our aircraft portfolios. Losses have been primarily attributable to unexpected declines in the value of specific aircraft collateral at a time when the borrower is experiencing financial difficulties. We review and assess aircraft values on an ongoing basis and use a tiered approach to establish advance rates and amortization schedules in an effort to limit collateral exposure. We continue to monitor individual customer performance and assess risks in the portfolio as a whole.
On March 31, 2022, 30 day and over loan and lease delinquency as a percentage of loan and lease balances was 0.19%, compared to 0.12% on March 31, 2021. The allowance for loan and lease losses as a percentage of loans and leases outstanding at the end of the period was 2.41% compared to 2.53% one year ago. The allowance as a percentage of loans and leases outstanding, net of PPP loans, was 2.43% compared to 2.42% at December 31, 2021 and 2.74% at March 31, 2021. A summary of loan and lease loss experience during the three months ended March 31, 2022 and 2021 is located in Note 5 of the Consolidated Financial Statements.

NONPERFORMING ASSETS
The following table shows nonperforming assets.

(Dollars in thousands)	March 31, 2022	December 31, 2021	March 31, 2021
Loans and leases past due 90 days or more	$274	$249	$66
Nonaccrual loans and leases	35,435	38,706	58,513
Other real estate	—	—	369
Repossessions	73	861	2,214
Equipment owned under operating leases	343	1,518	1,647
Total nonperforming assets	$36,125	$41,334	$62,809
Nonperforming assets as a percentage of loans and leases were 0.66% at March 31, 2022, 0.77% at December 31, 2021, and 1.12% at March 31, 2021. Excluding PPP loans, nonperforming assets as a percentage of loan and leases were 0.67% at March 31, 2022, 0.78% at December 31, 2021, and 1.22% at March 31, 2021. Nonperforming assets totaled $36.13 million at March 31, 2022, a decrease of 12.60% from the $41.33 million reported at December 31, 2021, and a 42.48% decrease from the $62.81 million reported at March 31, 2021. The decrease in nonperforming assets during the first three months of 2022 was related to continued recovery from the pandemic which has led to lower nonaccrual loans and leases and a decrease in equipment owned under operating leases. The decrease in nonperforming assets at March 31, 2022 from March 31, 2021 was related to a decrease in nonaccrual loans and leases, lower repossessions and decreased equipment owned under operating leases.
The decrease in nonaccrual loans and leases at March 31, 2022 from December 31, 2021 and March 31, 2021 occurred primarily in the auto and light truck and construction equipment portfolios. A summary of nonaccrual loans and leases and past due aging for the period ended March 31, 2022 and December 31, 2021 is located in Note 4 of the Consolidated Financial Statements.
Other real estate is the result of foreclosing on real estate in the local market for which we have a current appraisal and are well secured.
Repossessions consisted mainly of construction equipment as of March 31, 2022. At the time of repossession, the recorded amount of the loan or lease is written down to the fair value of the equipment or vehicle by a charge to the allowance for loan and lease losses or other income, if a positive adjustment, unless the equipment is in the process of immediate sale. Any subsequent fair value write-downs or write-ups, to the extent of previous write-downs, are included in noninterest expense. The decrease in repossession balances at March 31, 2022 compared to March 31, 2021 was primarily the result of the sale of repossessed buses in the auto and light truck portfolio.
The following table shows a summary of other real estate and repossessions.

(Dollars in thousands)	March 31, 2022	December 31, 2021	March 31, 2021
Commercial and agricultural	$—	$—	$—
Solar	—	—	—
Auto and light truck	26	75	1,414
Medium and heavy duty truck	—	—	—
Aircraft	—	—	750
Construction equipment	47	757	—
Commercial real estate	—	—	369
Residential real estate and home equity	—	—	—
Consumer	—	29	50
Total	$73	$861	$2,583
For financial statement purposes, nonaccrual loans and leases are included in loan and lease outstandings, whereas repossessions and other real estate are included in other assets.

NONINTEREST INCOME
The following table shows the details of noninterest income.

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021	$ Change	% Change
Noninterest income:
Trust and wealth advisory	$5,914	$5,481	433	7.90%
Service charges on deposit accounts	2,792	2,447	345	14.10%
Debit card	4,194	4,182	12	0.29%
Mortgage banking	1,377	3,901	(2,524)	(64.70)%
Insurance commissions	1,905	2,152	(247)	(11.48)%
Equipment rental	3,662	4,629	(967)	(20.89)%
Gains on investment securities available-for-sale	—	—	—	NM
Other	3,301	3,077	224	7.28%
Total noninterest income	$23,145	$25,869	(2,724)	(10.53)%
NM = Not Meaningful
Trust and wealth advisory fees (which include investment management fees, estate administration fees, mutual fund fees, annuity fees, and fiduciary fees) increased during the three months ended March 31, 2022 compared with the same periods a year ago. Trust and wealth advisory fees are largely based on the number and size of client relationships and the market value of assets under management. The market value of trust assets under management at March 31, 2022, December 31, 2021, and March 31, 2021 was $5.09 billion, $5.33 billion, and $4.90 billion, respectively. Strong stock market performance and new business results in 2021 helped improve the value of trust assets under management, however, stock and bond market declines in the first quarter of 2022 resulted in lower asset values under management compared to December 31, 2021.
Service charges on deposit accounts increased for the three months ended March 31, 2022 over the comparable period in 2021. The increase in service charges on deposit accounts primarily reflects a higher volume of business and consumer nonsufficient fund transactions.
Debit card income improved in the three months ended March 31, 2022 over the same period a year ago. The majority of the improvement in debit card income was the result of an increased volume of debit card transactions.
Mortgage banking income decreased in the three months ended March 31, 2022 as compared to the same period in 2021. Demand for mortgages declined as refinancing slowed and inventory of homes for sale remained low which led to a lower volume of sales of loans originated for the secondary market as well as a lower margin on those sales.
Insurance commissions were lower during the three months ended March 31, 2022 compared to the same period a year ago. The reduction during the first three months of 2022 was mainly due to fewer seasonal contingent commissions received.
Equipment rental income decreased for the three months ended March 31, 2022 over the comparable period in 2021. The decline was the result of a reduction in leasing volume primarily in the construction equipment and auto and light truck portfolios resulting in the average equipment rental portfolio decreasing by 23.2% over the same period a year ago due to changing customer preferences.
There were no gains on the sale of investment securities available-for-sale during the three months ended March 31, 2022 or 2021.
Other income increased for the three months ended March 31, 2022 compared to the comparable period in 2021. The increase during the first quarter of 2022 compared to the same period one year ago was primarily a result of larger bank owned life insurance policy claims and higher brokerage fees and commissions offset by a decrease in customer interest rate swap fees.

NONINTEREST EXPENSE
The following table shows the details of noninterest expense.

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$25,467	$25,196	271	1.08%
Net occupancy	2,811	2,719	92	3.38%
Furniture and equipment	1,295	1,474	(179)	(12.14)%
Data processing	5,208	4,984	224	4.49%
Depreciation – leased equipment	3,015	3,773	(758)	(20.09)%
Professional fees	1,608	1,613	(5)	(0.31)%
FDIC and other insurance	850	665	185	27.82%
Business development and marketing	1,268	997	271	27.18%
Loan and lease collection and repossession	134	129	5	3.88%
Other	3,680	2,590	1,090	42.08%
Total noninterest expense	$45,336	$44,140	1,196	2.71%
NM = Not Meaningful
Salaries and employee benefits increased during the three months ended March 31, 2022 compared to the same period in 2021. The increase was mainly due to a reduction in deferred salary expense on loan production, higher base salaries as a result of normal merit increases offset by reduced incentive compensation and a slight decline in staffing levels.
Net occupancy expense was higher during the three months ended March 31, 2022 compared to the same period a year ago due primarily to higher snow removal costs due to seasonal weather conditions.
Furniture and equipment expense, including depreciation, declined during the three months ended March 31, 2022 compared to the same period a year ago mainly due to depreciation.
Data processing expense increased during the first quarter of 2022 compared to the same period a year ago due primarily to higher computer processing charges.
Depreciation on leased equipment decreased for the three months ended March 31, 2022 compared to the same period in 2021. Depreciation on leased equipment correlates with the decrease in equipment rental income.
Professional fees were relatively flat during the first quarter of 2022 compared to the same period a year ago.
FDIC and other insurance was higher during the three months ended March 31, 2022 compared to the same period in 2021. The increase was mainly due to higher assessments for FDIC premiums.
Business development and marketing expense rose during the first quarter of 2022 compared to the same period a year ago. The increase was mainly due to increased business meals, entertainment and travel opportunities tied to fewer COVID-19 restrictions and higher marketing promotions.
Loan and lease collection and repossession expense increased slightly during the first quarter of 2022 compared to the same period in 2021. The increase was mainly due to fewer gains on the sale of repossessed assets.
Other expenses were higher during the first quarter of 2022 compared to the same period in 2021. The increase during the first quarter was primarily the result of a rise in the loan loss provision for unfunded loan commitments and a one-time state sales tax adjustment offset by lower postage and printing costs.
INCOME TAXES
The provision for income taxes for the three month period ended March 31, 2022 was $7.79 million compared to $8.64 million for the same period in 2021. The effective tax rate was 22.14% and 23.51% for the quarter ended March 31, 2022 and 2021, respectively. The decrease in the quarterly effective tax rate was due to a slight decrease in the tax provision for state income taxes during the first quarter of 2022 in comparison to the first quarter of 2021.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risks faced by 1st Source since December 31, 2021. For information regarding our market risk, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2021.
ITEM 4.
CONTROLS AND PROCEDURES
As of the end of the period covered by this report an evaluation was carried out, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2022, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the first fiscal quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION
ITEM 1.        Legal Proceedings.
1st Source and its subsidiaries are involved in various legal proceedings that are inherent risks of, or incidental to, the conduct of our businesses. Management does not expect the outcome of any such proceedings will have a material adverse effect on our consolidated financial position or results of operations. One such proceeding involves the consolidated bankruptcy cases of IOI Integrated Systems, Inc., its affiliates (collectively, “IOI”) and the owner of IOI, Najeeb Khan. The consolidated cases commenced in August 2019 and are pending in the United States Bankruptcy Court, Western District of Michigan, Southern Division. IOI and Mr. Khan were customers of 1st Source Bank. Mr. Khan was also a director of 1st Source and 1st Source Bank until his resignation on July 9, 2019. The liquidating trustee of the consolidated bankruptcy estates has alleged Mr. Khan misappropriated funds of IOI over many years for his own benefit and to the detriment of IOI creditors. The trustee is investigating whether various banks and other third parties, including 1st Source Bank, may have liability because of prior business relationships with IOI and/or Mr. Khan. The trustee’s focus regarding the Bank is on transaction activity in respective deposit accounts of Mr. Khan and entities controlled by Mr. Khan at the Bank. The Bank is fully cooperating with the trustee’s information requests. The trustee has variously asserted that the Bank received avoidable transfers under applicable federal bankruptcy and state law by virtue of transactions involving deposit accounts of Mr. Khan and IOI, and that the Bank had actual knowledge of and aided and abetted Mr. Khan's fraudulent activity. No claims have previously been formally served on the Bank. Management anticipates the trustee may formally commence litigation against various parties including the Bank sometime in 2022. The Bank will vigorously defend any claim that it was involved with and/or benefited from the alleged misconduct of Mr. Khan and/or IOI.
ITEM 1A.    Risk Factors.
There have been no material changes in risks faced by 1st Source since December 31, 2021. For information regarding our risk factors, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2.        Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs
January 01 - 31, 2022	—	$—	—	1,726,084
February 01 - 28, 2022	16,700	48.74	16,700	1,709,384
March 01 - 31, 2022	28,719	47.41	28,719	1,680,665

* 1st Source maintains a stock repurchase plan that was authorized by the Board of Directors on July 22, 2021. Under the terms of the plan, 1st Source may repurchase up to 2,000,000 shares of its common stock from time to time to mitigate the potential dilutive effects of stock-based incentive plans and other potential uses of common stock for corporate purposes. Since the inception of the plan, 1st Source has repurchased a total of 319,335 shares.
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

1st Source Corporation

DATE	April 21, 2022	/s/ CHRISTOPHER J. MURPHY III
Christopher J. Murphy III Chairman of the Board, President and CEO

DATE	April 21, 2022	/s/ BRETT A. BAUER
Brett A. Bauer Treasurer and Chief Financial Officer Principal Accounting Officer