Form 10-Q
period 2022-06-30
1ST SOURCE CORP
filed 2022-07-21
CIK 34782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Number of shares of common stock outstanding as of July 15, 2022 — 24,655,727 shares

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited - Dollars in thousands)

	June 30, 2022	December 31, 2021
ASSETS
Cash and due from banks	$116,915	$54,420
Federal funds sold and interest bearing deposits with other banks	164,848	470,767
Investment securities available-for-sale	1,836,389	1,863,041
Other investments	25,538	27,189
Mortgages held for sale	5,525	13,284
Loans and leases, net of unearned discount:
Commercial and agricultural	842,618	918,712
Solar	350,472	348,302
Auto and light truck	708,720	603,775
Medium and heavy duty truck	278,334	259,740
Aircraft	959,876	898,401
Construction equipment	803,734	754,273
Commercial real estate	931,058	929,341
Residential real estate and home equity	535,589	500,590
Consumer	140,815	133,080
Total loans and leases	5,551,216	5,346,214
Allowance for loan and lease losses	(132,865)	(127,492)
Net loans and leases	5,418,351	5,218,722
Equipment owned under operating leases, net	36,579	48,433
Net premises and equipment	45,250	47,038
Goodwill and intangible assets	83,916	83,926
Accrued income and other assets	296,048	269,469
Total assets	$8,029,359	$8,096,289
LIABILITIES
Deposits:
Noninterest-bearing demand	$2,032,566	$2,052,981
Interest-bearing deposits:
Interest-bearing demand	2,644,590	2,455,580
Savings	1,282,791	1,286,367
Time	784,949	884,137
Total interest-bearing deposits	4,712,330	4,626,084
Total deposits	6,744,896	6,679,065
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	162,649	194,727
Other short-term borrowings	5,190	5,300
Total short-term borrowings	167,839	200,027
Long-term debt and mandatorily redeemable securities	48,459	71,251
Subordinated notes	58,764	58,764
Accrued expenses and other liabilities	98,734	117,718
Total liabilities	7,118,692	7,126,825
SHAREHOLDERS’ EQUITY
Preferred stock; no par value
Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock; no par value
Authorized 40,000,000 shares; issued 28,205,674 at June 30, 2022 and December 31, 2021	436,538	436,538
Retained earnings	646,600	603,787
Cost of common stock in treasury (3,555,267 shares at June 30, 2022 and 3,466,162 shares at December 31, 2021)	(119,876)	(114,209)
Accumulated other comprehensive loss	(107,011)	(9,861)
Total shareholders’ equity	856,251	916,255
Noncontrolling interests	54,416	$53,209
Total equity	910,667	969,464
Total liabilities and equity	$8,029,359	$8,096,289
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest income:
Loans and leases	$60,415	$57,144	$115,623	$115,008
Investment securities, taxable	6,289	4,155	12,633	8,143
Investment securities, tax-exempt	157	154	291	328
Other	1,168	317	1,531	583
Total interest income	68,029	61,770	130,078	124,062
Interest expense:
Deposits	3,553	3,202	5,929	6,728
Short-term borrowings	23	29	47	65
Subordinated notes	851	814	1,674	1,632
Long-term debt and mandatorily redeemable securities	140	790	(652)	1,290
Total interest expense	4,567	4,835	6,998	9,715
Net interest income	63,462	56,935	123,080	114,347
Provision (recovery of provision) for credit losses	2,503	(3,025)	4,736	(627)
Net interest income after provision for credit losses	60,959	59,960	118,344	114,974
Noninterest income:
Trust and wealth advisory	6,087	6,466	12,001	11,947
Service charges on deposit accounts	2,942	2,508	5,734	4,955
Debit card	4,561	4,754	8,755	8,936
Mortgage banking	1,062	2,859	2,439	6,760
Insurance commissions	1,568	1,684	3,473	3,836
Equipment rental	3,295	4,255	6,957	8,884
Losses on investment securities available-for-sale	—	(680)	—	(680)
Other	3,315	3,052	6,616	6,129
Total noninterest income	22,830	24,898	45,975	50,767
Noninterest expense:
Salaries and employee benefits	25,562	25,510	51,029	50,706
Net occupancy	2,524	2,527	5,335	5,246
Furniture and equipment	1,384	1,420	2,679	2,894
Data processing	5,402	4,917	10,610	9,901
Depreciation – leased equipment	2,664	3,550	5,679	7,323
Professional fees	2,094	2,146	3,702	3,759
FDIC and other insurance	893	772	1,743	1,437
Business development and marketing	1,669	1,351	2,937	2,348
Loan and lease collection and repossession	(265)	486	(131)	615
Other	3,728	2,519	7,408	5,109
Total noninterest expense	45,655	45,198	90,991	89,338
Income before income taxes	38,134	39,660	73,328	76,403
Income tax expense	8,804	9,425	16,597	18,062
Net income	29,330	30,235	56,731	58,341
Net (income) loss attributable to noncontrolling interests	(16)	(12)	(27)	(13)
Net income available to common shareholders	$29,314	$30,223	$56,704	$58,328
Per common share:
Basic net income per common share	$1.18	$1.19	$2.28	$2.29
Diluted net income per common share	$1.18	$1.19	$2.28	$2.29
Cash dividends	$0.31	$0.30	$0.62	$0.59
Basic weighted average common shares outstanding	24,691,747	25,143,712	24,717,625	25,231,789
Diluted weighted average common shares outstanding	24,691,747	25,143,712	24,717,625	25,231,789
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited - Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$29,330	$30,235	$56,731	$58,341
Other comprehensive income (loss):
Unrealized depreciation of available-for-sale securities	(34,692)	(204)	(127,786)	(14,862)
Reclassification adjustment for realized losses included in net income	—	680	—	680
Income tax effect	8,218	(115)	30,636	3,415
Other comprehensive (loss) income, net of tax	(26,474)	361	(97,150)	(10,767)
Comprehensive income (loss)	2,856	30,596	$(40,419)	$47,574
Comprehensive (income) loss attributable to noncontrolling interests	(16)	(12)	(27)	(13)
Comprehensive income (loss) available to common shareholders	$2,840	$30,584	$(40,446)	$47,561
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - Dollars in thousands, except per share amounts)

	Three Months Ended
	Preferred Stock	Common Stock	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss), Net	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at April 1, 2021	$—	$436,538	$535,737	$(88,223)	$7,243	$891,295	$44,464	$935,759
Net income	—	—	30,223	—	—	30,223	12	30,235
Other comprehensive income	—	—	—	—	361	361	—	361
Issuance of 15,799 common shares under stock based compensation awards	—	—	427	289	—	716	—	716
Cost of 283,759 shares of common stock acquired for treasury	—	—	—	(13,777)	—	(13,777)	—	(13,777)
Common stock dividend ($0.30 per share)	—	—	(7,592)	—	—	(7,592)	—	(7,592)
Distributions to noncontrolling interests	—	—	—	—	—	—	(245)	(245)
Balance at June 30, 2021	$—	$436,538	$558,795	$(101,711)	$7,604	$901,226	$44,231	$945,457

Balance at April 1, 2022	$—	$436,538	$624,503	$(115,654)	$(80,537)	$864,850	$54,620	$919,470
Net income	—	—	29,314	—	—	29,314	16	29,330
Other comprehensive loss	—	—	—	—	(26,474)	(26,474)	—	(26,474)
Issuance of 22,272 common shares under stock based compensation awards	—	—	474	439	—	913	—	913
Cost of 104,400 shares of common stock acquired for treasury	—	—	—	(4,661)	—	(4,661)	—	(4,661)
Common stock dividend ($0.31 per share)	—	—	(7,691)	—	—	(7,691)	—	(7,691)
Distributions to noncontrolling interests	—	—	—	—	—	—	(220)	(220)
Balance at June 30, 2022	$—	$436,538	$646,600	$(119,876)	$(107,011)	$856,251	$54,416	$910,667

	Six Months Ended
	Preferred Stock	Common Stock	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss), Net	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2021	$—	$436,538	$514,176	$(82,240)	$18,371	$886,845	$43,825	$930,670
Net income	—	—	58,328	—	—	58,328	13	58,341
Other comprehensive loss	—	—	—	—	(10,767)	(10,767)	—	(10,767)
Issuance of 50,826 common shares under stock based compensation awards	—	—	1,271	927	—	2,198	—	2,198
Cost of 439,216 shares of common stock acquired for treasury	—	—	—	(20,398)	—	(20,398)	—	(20,398)
Common stock dividend ($0.59 per share)	—	—	(14,980)	—	—	(14,980)	—	(14,980)
Contributions from noncontrolling interests	—	—	—	—	—	—	887	887
Distributions to noncontrolling interests	—	—	—	—	—	—	(494)	(494)
Balance at June 30, 2021	$—	$436,538	$558,795	$(101,711)	$7,604	$901,226	$44,231	945,457

Balance at January 1, 2022	$—	$436,538	$603,787	$(114,209)	$(9,861)	$916,255	$53,209	$969,464
Net income	—	—	56,704	—	—	56,704	27	56,731
Other comprehensive loss	—	—	—	—	(97,150)	(97,150)	—	(97,150)
Issuance of 60,714 common shares under stock based compensation awards	—	—	1,498	1,169	—	2,667	—	2,667
Cost of 149,819 shares of common stock acquired for treasury	—	—	—	(6,836)	—	(6,836)	—	(6,836)
Common stock dividend ($0.62 per share)	—	—	(15,389)	—	—	(15,389)	—	(15,389)
Contributions from noncontrolling interests	—	—	—	—	—	—	1,627	1,627
Distributions to noncontrolling interests	—	—	—	—	—	—	(447)	(447)
Balance at June 30, 2022	$—	$436,538	$646,600	$(119,876)	$(107,011)	$856,251	$54,416	$910,667
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Dollars in thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net income	$56,731	$58,341
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (recovery of provision) for credit losses	4,736	(627)
Depreciation of premises and equipment	2,322	2,675
Depreciation of equipment owned and leased to others	5,679	7,323
Stock-based compensation	1,619	1,726
Amortization of investment securities premiums and accretion of discounts, net	2,110	3,372
Amortization of mortgage servicing rights	736	1,109
Mortgage servicing rights impairment recoveries	—	(589)
Amortization of right of use assets	1,577	1,545
Deferred income taxes	(3,259)	8,343
Losses on investment securities available-for-sale	—	680
Originations of loans held for sale, net of principal collected	(55,752)	(135,647)
Proceeds from the sales of loans held for sale	64,533	146,251
Net gain on sale of loans held for sale	(1,022)	(4,172)
Net gain on sale of other real estate and repossessions	(269)	(303)
Purchases of bank owned life insurance policies	(10,000)	—
Change in interest receivable	(377)	1,104
Change in interest payable	409	(1,224)
Change in other assets	(729)	3,113
Change in other liabilities	9,788	(6,697)
Other	(1,879)	233
Net change in operating activities	76,953	86,556

Investing activities:
Proceeds from sales of investment securities available-for-sale	—	99,208
Proceeds from maturities and paydowns of investment securities available-for-sale	102,979	182,499
Purchases of investment securities available-for-sale	(206,223)	(515,496)
Net change in partnership investments	(10,081)	(13,756)
Net change in other investments	1,651	—
Loans sold or participated to others	10,223	15,903
Proceeds from principal payments on direct finance leases	21,358	20,086
Net change in loans and leases	(237,225)	(34,519)
Net change in equipment owned under operating leases	6,175	1,706
Purchases of premises and equipment	(552)	(947)
Proceeds from disposal of premises and equipment	18	28
Proceeds from sales of other real estate and repossessions	2,305	2,240
Net change in investing activities	(309,372)	(243,048)

Financing activities:
Net change in demand deposits and savings accounts	165,019	574,114
Net change in time deposits	(99,188)	(174,732)
Net change in short-term borrowings	(32,188)	21,703
Payments on long-term debt	(23,414)	(2,870)
Stock issued under stock purchase plans	252	90
Acquisition of treasury stock	(6,836)	(20,398)
Net contributions from (distributions to) noncontrolling interests	1,180	393
Cash dividends paid on common stock	(15,830)	(15,408)
Net change in financing activities	(11,005)	382,892

Net change in cash and cash equivalents	(243,424)	226,400
Cash and cash equivalents, beginning of year	525,187	243,047
Cash and cash equivalents, end of period	$281,763	$469,447
Supplemental Information:
Non-cash transactions:
Loans transferred to other real estate and repossessed assets	$1,279	$1,120
Common stock matching contribution to Employee Stock Ownership and Profit Sharing Plan	683	715
Right of use assets obtained in exchange for lease obligations	561	615
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
Note 2 — Recent Accounting Pronouncements
Fair Value Measurements: In June 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2022-03 “Fair Value Measurements (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” These amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. This guidance is effective for public business entities for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted. The Company has assessed ASU 2022-03 and does not expect it to have a material impact on its accounting and disclosures.
Financial Instruments–Credit Losses: In March 2022, the FASB issued ASU No. 2022-02 “Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” These amendments eliminate the TDR recognition and measurement guidance and, instead, require that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan. The amendments also enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. Additionally, these amendments require that an entity disclose current-period gross writeoffs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20. The guidance is effective for entities that have adopted ASU 2016-13 for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. These amendments should be applied prospectively. If an entity elects to early adopt ASU 2022-02 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes the interim period. An entity may elect to early adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The Company is assessing ASU 2022-02 and its impact on its accounting and disclosures.
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

Note 3 — Investment Securities Available-For-Sale
The following table shows investment securities available-for-sale.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2022
U.S. Treasury and Federal agencies securities	$1,126,483	$14	$(68,664)	$1,057,833
U.S. States and political subdivisions securities	120,814	89	(6,107)	114,796
Mortgage-backed securities — Federal agencies	712,762	123	(66,018)	646,867
Corporate debt securities	16,506	11	(208)	16,309
Foreign government and other securities	600	—	(16)	584
Total debt securities available-for-sale	$1,977,165	$237	$(141,013)	$1,836,389

December 31, 2021
U.S. Treasury and Federal agencies securities	$1,093,780	$3,244	$(13,018)	$1,084,006
U.S. States and political subdivisions securities	95,700	1,130	(1,129)	95,701
Mortgage-backed securities — Federal agencies	663,441	4,745	(8,459)	659,727
Corporate debt securities	22,510	499	—	23,009
Foreign government and other securities	600	—	(2)	598
Total debt securities available-for-sale	$1,876,031	$9,618	$(22,608)	$1,863,041
Amortized cost excludes accrued interest receivable which is included in Accrued Income and Other Assets on the Consolidated Statements of Financial Condition. At June 30, 2022 and December 31, 2021, accrued interest receivable on investment securities available-for-sale was $5.04 million and $4.80 million, respectively.
At June 30, 2022 and December 31, 2021, the residential mortgage-backed securities held by the Company consisted primarily of GNMA, FNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government (Government Sponsored Enterprise, GSEs).
The following table shows the contractual maturities of investments in debt securities available-for-sale at June 30, 2022. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$101,001	$100,811
Due after one year through five years	1,099,005	1,029,214
Due after five years through ten years	41,543	36,840
Due after ten years	22,854	22,657
Mortgage-backed securities	712,762	646,867
Total debt securities available-for-sale	$1,977,165	$1,836,389

The following table summarizes gross unrealized losses and fair value by investment category and age. At June 30, 2022, the Company’s available-for-sale securities portfolio consisted of 740 securities, 634 of which were in an unrealized loss position.

	Less than 12 Months		12 months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2022
U.S. Treasury and Federal agencies securities	$777,875	$(45,966)	$254,062	$(22,698)	$1,031,937	$(68,664)
U.S. States and political subdivisions securities	73,108	(3,493)	20,896	(2,614)	94,004	(6,107)
Mortgage-backed securities - Federal agencies	486,755	(45,677)	139,509	(20,341)	626,264	(66,018)
Corporate debt securities	11,309	(208)	—	—	11,309	(208)
Foreign government and other securities	584	(16)	—	—	584	(16)
Total debt securities available-for-sale	$1,349,631	$(95,360)	$414,467	$(45,653)	$1,764,098	$(141,013)

December 31, 2021
U.S. Treasury and Federal agencies securities	$789,536	$(10,728)	$84,191	$(2,290)	$873,727	$(13,018)
U.S. States and political subdivisions securities	39,585	(980)	4,875	(149)	44,460	(1,129)
Mortgage-backed securities - Federal agencies	454,413	(7,312)	35,232	(1,147)	489,645	(8,459)
Corporate debt securities	—	—	—	—	—	—
Foreign government and other securities	598	(2)	—	—	598	(2)
Total debt securities available-for-sale	$1,284,132	$(19,022)	$124,298	$(3,586)	$1,408,430	$(22,608)
The Company does not consider available-for-sale securities with unrealized losses at June 30, 2022 to be experiencing credit losses and recognized no resulting allowance for credit losses. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost basis, which may be the maturity dates of the securities. The unrealized losses occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase.
The following table shows the gross realized gains and losses from the available-for-sale debt securities portfolio. Realized gains and losses of all securities are computed using the specific identification cost basis.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Gross realized gains	$—	$221	$—	$221
Gross realized losses	—	(901)	—	(901)
Net realized gains (losses)	$—	$(680)	$—	$(680)
At June 30, 2022 and December 31, 2021, investment securities available-for-sale with carrying values of $298.02 million and $351.13 million, respectively, were pledged as collateral for security repurchase agreements and for other purposes.
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
Commercial and agricultural – loans are to entities within the Company’s local market communities. Loans are for business or agri-business purposes and include working capital lines of credit secured by accounts receivable and inventory that are generally renewable annually and term loans secured by equipment with amortizations based on the expected life of the underlying collateral, generally three to seven years. These loans are typically further supported by personal guarantees. Commercial exposure is to a wide range of industries and services. Risks in this sector are also varied and are most impacted by general economic conditions. Risk mitigants include appropriate underwriting and monitoring and, when appropriate, government guarantees, including SBA and FSA. This portfolio sector also includes PPP loans, which are fully guaranteed by the SBA. As of June 30, 2022, PPP loan balances were $9.13 million which is net of unearned fees of $0.21 million.
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
The following table shows the amortized cost of loans and leases, segregated by portfolio segment, credit quality rating and year of origination as of June 30, 2022.

	Term Loans and Leases by Origination Year
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and agricultural
Grades 1-6	$72,156	$147,849	$98,378	$42,888	$38,899	$24,112	$393,543	$—	$817,825
Grades 7-12	1,540	2,099	145	3,032	2,245	1,127	14,605	—	24,793
Total commercial and agricultural	73,696	149,948	98,523	45,920	41,144	25,239	408,148	—	842,618
Solar
Grades 1-6	35,647	138,283	38,889	73,558	18,780	34,039	—	—	339,196
Grades 7-12	—	—	1,112	5,776	712	3,676	—	—	11,276
Total solar	35,647	138,283	40,001	79,334	19,492	37,715	—	—	350,472
Auto and light truck
Grades 1-6	276,473	237,030	91,065	51,976	16,246	6,426	—	—	679,216
Grades 7-12	3,071	7,085	8,611	3,866	2,933	3,938	—	—	29,504
Total auto and light truck	279,544	244,115	99,676	55,842	19,179	10,364	—	—	708,720
Medium and heavy duty truck
Grades 1-6	76,322	78,628	56,118	44,023	15,835	7,285	—	—	278,211
Grades 7-12	—	—	—	—	—	123	—	—	123
Total medium and heavy duty truck	76,322	78,628	56,118	44,023	15,835	7,408	—	—	278,334
Aircraft
Grades 1-6	211,125	311,833	261,744	67,040	39,515	55,885	4,870	—	952,012
Grades 7-12	1,338	—	608	—	3,984	1,934	—	—	7,864
Total aircraft	212,463	311,833	262,352	67,040	43,499	57,819	4,870	—	959,876
Construction equipment
Grades 1-6	223,116	259,093	142,207	78,532	29,861	10,118	19,831	3,189	765,947
Grades 7-12	22,015	8,034	1,974	3,080	743	16	—	1,925	37,787
Total construction equipment	245,131	267,127	144,181	81,612	30,604	10,134	19,831	5,114	803,734
Commercial real estate
Grades 1-6	135,414	171,977	137,630	131,727	125,010	211,768	350	—	913,876
Grades 7-12	1,435	—	7,744	6,495	48	1,460	—	—	17,182
Total commercial real estate	136,849	171,977	145,374	138,222	125,058	213,228	350	—	931,058
Residential real estate and home equity
Performing	57,047	102,401	104,916	36,048	7,508	90,950	131,762	3,956	534,588
Nonperforming	—	—	—	—	14	653	151	183	1,001
Total residential real estate and home equity	57,047	102,401	104,916	36,048	7,522	91,603	131,913	4,139	535,589
Consumer
Performing	39,856	46,515	17,695	11,267	5,011	1,464	18,853	—	140,661
Nonperforming	—	9	65	37	26	17	—	—	154
Total consumer	$39,856	$46,524	$17,760	$11,304	$5,037	$1,481	$18,853	$—	$140,815

The following table shows the amortized cost of loans and leases, segregated by portfolio segment, credit quality rating and year of origination as of December 31, 2021.

	Term Loans and Leases by Origination Year
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and agricultural
Grades 1-6	$233,512	$123,947	$60,744	$55,231	$32,545	$20,184	$364,460	$—	$890,623
Grades 7-12	4,682	194	3,667	2,373	2,004	484	14,685	—	28,089
Total commercial and agricultural	238,194	124,141	64,411	57,604	34,549	20,668	379,145	—	918,712
Solar
Grades 1-6	159,244	42,073	81,593	18,979	34,889	3,780	—	—	340,558
Grades 7-12	—	1,138	5,882	724	—	—	—	—	7,744
Total solar	159,244	43,211	87,475	19,703	34,889	3,780	—	—	348,302
Auto and light truck
Grades 1-6	331,105	122,709	72,580	24,965	11,814	901	—	—	564,074
Grades 7-12	10,828	11,752	7,467	3,859	4,876	919	—	—	39,701
Total auto and light truck	341,933	134,461	80,047	28,824	16,690	1,820	—	—	603,775
Medium and heavy duty truck
Grades 1-6	92,252	68,354	57,967	23,210	12,419	5,265	—	—	259,467
Grades 7-12	—	—	—	—	—	273	—	—	273
Total medium and heavy duty truck	92,252	68,354	57,967	23,210	12,419	5,538	—	—	259,740
Aircraft
Grades 1-6	384,895	290,897	85,916	45,848	47,025	29,435	4,844	—	888,860
Grades 7-12	1,141	649	—	4,670	454	2,627	—	—	9,541
Total aircraft	386,036	291,546	85,916	50,518	47,479	32,062	4,844	—	898,401
Construction equipment
Grades 1-6	314,044	201,032	109,029	47,693	13,501	5,031	18,937	4,594	713,861
Grades 7-12	26,650	8,709	1,983	797	80	—	—	2,193	40,412
Total construction equipment	340,694	209,741	111,012	48,490	13,581	5,031	18,937	6,787	754,273
Commercial real estate
Grades 1-6	230,701	150,144	146,374	141,838	126,642	112,243	391	—	908,333
Grades 7-12	218	5,921	7,159	491	6,208	1,011	—	—	21,008
Total commercial real estate	230,919	156,065	153,533	142,329	132,850	113,254	391	—	929,341
Residential real estate and home equity
Performing	105,345	114,682	41,185	9,706	11,720	89,646	122,281	4,555	499,120
Nonperforming	—	—	—	13	421	655	293	88	1,470
Total residential real estate and home equity	105,345	114,682	41,185	9,719	12,141	90,301	122,574	4,643	500,590
Consumer
Performing	58,866	24,307	17,031	8,284	2,263	697	21,378	—	132,826
Nonperforming	37	107	43	30	33	4	—	—	254
Total consumer	$58,903	$24,414	$17,074	$8,314	$2,296	$701	$21,378	$—	$133,080

The following table shows the amortized cost of loans and leases, segregated by portfolio segment, with delinquency aging and nonaccrual status.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Total Accruing Loans	Nonaccrual	Total Financing Receivables
June 30, 2022
Commercial and agricultural	$840,915	$802	$—	$—	$841,717	$901	$842,618
Solar	350,472	—	—	—	350,472	—	350,472
Auto and light truck	687,206	81	—	—	687,287	21,433	708,720
Medium and heavy duty truck	278,211	—	—	—	278,211	123	278,334
Aircraft	957,333	—	1,934	—	959,267	609	959,876
Construction equipment	797,117	111	—	—	797,228	6,506	803,734
Commercial real estate	928,246	—	—	—	928,246	2,812	931,058
Residential real estate and home equity	533,813	494	281	46	534,634	955	535,589
Consumer	140,167	424	69	4	140,664	151	140,815
Total	$5,513,480	$1,912	$2,284	$50	$5,517,726	$33,490	$5,551,216

December 31, 2021
Commercial and agricultural	$916,659	$—	$—	$—	$916,659	$2,053	$918,712
Solar	348,302	—	—	—	348,302	—	348,302
Auto and light truck	579,605	—	—	—	579,605	24,170	603,775
Medium and heavy duty truck	259,467	—	—	—	259,467	273	259,740
Aircraft	894,092	1,130	2,530	—	897,752	649	898,401
Construction equipment	745,870	1,313	—	—	747,183	7,090	754,273
Commercial real estate	926,345	—	—	—	926,345	2,996	929,341
Residential real estate and home equity	498,854	212	54	245	499,365	1,225	500,590
Consumer	132,464	332	30	4	132,830	250	133,080
Total	$5,301,658	$2,987	$2,614	$249	$5,307,508	$38,706	$5,346,214
Accrued interest receivable on loans and leases at June 30, 2022 and December 31, 2021 was $13.08 million and $12.94 million, respectively.
There were no loan and lease modifications classified as a troubled debt restructuring (TDR) during the three and six months ended June 30, 2022 and 2021. The classification between nonperforming and performing is determined at the time of modification. Modification programs focus on extending maturity dates or modifying payment patterns with most TDRs experiencing a combination of concessions. Modifications do not result in the contractual forgiveness of principal or interest. There were no modifications during the three and six months ended June 30, 2022 and 2021 that resulted in an interest rate below market rate.
There was one TDR which had a payment default within the twelve months following modification during the three and six months ended June 30, 2022 and no TDRs which had payment defaults within the twelve months following modification during the three and six months ended June 30, 2021. Default occurs when a loan or lease is 90 days or more past due under the modified terms or transferred to nonaccrual.
The following table shows the recorded investment of loans and leases classified as troubled debt restructurings as of June 30, 2022 and December 31, 2021.

(Dollars in thousands)	June 30, 2022	December 31, 2021
Performing TDRs	$—	$319
Nonperforming TDRs	5,204	6,742
Total TDRs	$5,204	$7,061

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

The following table shows the changes in the allowance for loan and lease losses, segregated by portfolio segment, for the three months ended June 30, 2022 and 2021.

(Dollars in thousands)	Commercial and agricultural	Solar	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer	Total
June 30, 2022
Balance, beginning of period	$15,598	$6,417	$19,521	$6,049	$35,968	$20,041	$19,246	$5,218	$1,901	$129,959
Charge-offs	39	—	32	—	—	—	—	6	157	234
Recoveries	3	—	56	—	161	—	26	127	264	637
Net charge-offs (recoveries)	36	—	(24)	—	(161)	—	(26)	(121)	(107)	(403)
Provision (recovery of provision)	548	235	(488)	660	858	1,130	(856)	440	(24)	2,503
Balance, end of period	$16,110	$6,652	$19,057	$6,709	$36,987	$21,171	$18,416	$5,779	$1,984	$132,865

June 30, 2021
Balance, beginning of period	$15,451	$5,758	$29,343	$6,271	$35,219	$16,309	$24,334	$5,163	$1,702	$139,550
Charge-offs	285	—	367	—	—	—	—	37	105	794
Recoveries	141	—	136	—	241	—	4	10	98	630
Net charge-offs (recoveries)	144	—	231	—	(241)	—	(4)	27	7	164
Provision (recovery of provision)	(475)	109	(1,891)	(383)	(159)	1,599	(1,760)	(70)	5	(3,025)
Balance, end of period	$14,832	$5,867	$27,221	$5,888	$35,301	$17,908	$22,578	$5,066	$1,700	$136,361

The following table shows the changes in the allowance for loan and lease losses, segregated by portfolio segment, for the six months ended June 30, 2022 and 2021.

(Dollars in thousands)	Commercial and agricultural	Solar	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer	Total
June 30, 2022
Balance, beginning of period	$15,409	$6,585	$19,624	$6,015	$33,628	$19,673	$19,691	$5,084	$1,783	$127,492
Charge-offs	39	—	32	—	—	48	—	10	322	451
Recoveries	7	—	121	—	477	—	26	128	329	1,088
Net charge-offs (recoveries)	32	—	(89)	—	(477)	48	(26)	(118)	(7)	(637)
Provision (recovery of provision)	733	67	(656)	694	2,882	1,546	(1,301)	577	194	4,736
Balance, end of period	$16,110	$6,652	$19,057	$6,709	$36,987	$21,171	$18,416	$5,779	$1,984	$132,865

June 30, 2021
Balance, beginning of period	$16,680	$5,549	$28,926	$6,400	$34,053	$19,166	$22,758	$5,374	$1,748	$140,654
Charge-offs	286	—	4,653	—	—	8	—	42	257	5,246
Recoveries	518	—	185	—	360	254	19	11	233	1,580
Net charge-offs (recoveries)	(232)	—	4,468	—	(360)	(246)	(19)	31	24	3,666
Provision (recovery of provision)	(2,080)	318	2,763	(512)	888	(1,504)	(199)	(277)	(24)	(627)
Balance, end of period	$14,832	$5,867	$27,221	$5,888	$35,301	$17,908	$22,578	$5,066	$1,700	$136,361
The allowance for credit losses increased during the quarter in response to loan growth along with a forecast adjustment due to increased risk during the forecast period attributable to a weakened domestic GDP outlook, continued geopolitical uncertainty, ongoing supply chain difficulties, and persistent inflation. Credit quality remains on an improving trend as evidenced by declining total special attention credit outstandings and net recoveries during the quarter. This quarter, increases in the allowance for various portfolios were driven by the forecast adjustment and loan growth offset partially by the removal of qualitative adjustments related to COVID-19 in all remaining portfolios other than the bus segment of the auto and light truck portfolio, where it was materially reduced. The Company largely considers the lingering residual impacts from the pandemic to be more suitably addressed in the forecast adjustment. However, pressure on asset values in the bus segment is likely to persist owing to changes in consumer behavior as a result of the pandemic leading to reduced activity in some segments and fewer operators within the industry. The decrease in the auto and light truck portfolio was due to the bus segment’s COVID-19 adjustment as well as continued amortization of special attention credits in this highly reserved segment offset partially by loan growth in the lower reserved auto and light truck segment. Reduced reserves in the commercial real estate portfolio were due to lower loan balances and the removal of qualitative adjustments related to COVID-19.
Commercial and agricultural – the decline in loan balances year-to-date was attributable to PPP debt forgiveness coupled with a modest decline in loans in our core businesses. The small increase in the allowance was principally due to the impact of the forecast adjustment.
Solar – the allowance increased primarily due to loan growth during the quarter. Credit quality is stable to improving.
Auto and light truck – the allowance decreased as a result of lower outstanding loan balances in the higher risk bus segment of the portfolio, which was significantly impacted by the pandemic. The decline in allowance attributable to the bus segment was substantially offset by loan growth in the auto rental and leasing segments, which carry lower loss ratios.
Medium and heavy duty truck – the allowance increased due to higher loan outstandings and an increase in the forecast adjustment. Credit quality metrics continued to be relatively strong for this portfolio. Energy price volatility and driver availability remain a challenge.
Aircraft – the allowance increased due to loan growth in both domestic and foreign segments year-to-date. Domestic aircraft loan balances declined slightly during the quarter. The portfolio is currently bolstered by strong collateral values somewhat offset by continuing economic concerns related primarily to Latin American-based foreign loans. The Company has historically carried a higher allowance in this portfolio due to risk volatility.
Construction equipment – the allowance increased primarily due to loan growth.
Commercial real estate – the allowance decrease was a result of declines in outstanding loan balances as the removal of COVID-19-related qualitative adjustment factors.
Residential real estate and home equity – the allowance increased primarily due to loan growth.
Consumer – the allowance increase year-to-date was primarily due to loan growth as well as loan loss recoveries recognized during the quarter.

Economic Outlook
As of June 30, 2022, the most significant economic factors impacting our loan portfolios are the weakening domestic growth outlook, the ongoing war in Ukraine and resultant increased uncertainty for the U.S. economy, and additional inflationary pressures, further aggravated by supply chain disruptions. Domestically, direct impacts of COVID-19 appear to be waning but the pandemic’s residual impact remains rooted in supply chain and labor market imbalances and ongoing inflationary pressures. The Company remains watchful of COVID-19 surges and new variants. The forecast considers global and domestic economic impacts from these factors as well as other key economic factors such as change in Gross Domestic Product and unemployment which may impact our clients. The Company’s assumption was that economic growth will slow markedly in 2022 and 2023 and inflation will remain well above the 2% Federal Reserve target rate resulting in an adverse impact on the loan and lease portfolio over the next two years.
As a result of geopolitical risks and economic uncertainty, the Company’s future loss estimates may vary considerably from the June 30, 2022 assumptions.
Liability for Credit Losses on Unfunded Loan Commitments
The liability for credit losses inherent in unfunded loan commitments is included in Accrued Expenses and Other Liabilities on the Consolidated Statements of Financial Condition. The following table shows the changes in the liability for credit losses on unfunded loan commitments.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Balance, beginning of period	$4,924	$4,593	$4,196	$4,499
Provision (recovery of provision)	573	(276)	1,301	(182)
Balance, end of period	$5,497	$4,317	$5,497	$4,317
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Direct finance leases:
Interest income on lease receivable	$1,929	$1,661	$3,710	$3,251

Operating leases:
Income related to lease payments	$3,295	$4,255	$6,957	$8,884
Depreciation expense	2,664	3,550	5,679	7,323
Income related to reimbursements from lessees for personal property tax on operating leased equipment for the three months ended June 30, 2022 and 2021 was $0.03 million and $0.14 million, respectively and for the six months ended June 30, 2022 and 2021 was $0.23 million and $0.38 million, respectively. Expense related to personal property tax payments on operating leased equipment for the three months ended June 30, 2022 and 2021 was $0.03 million and $0.14 million, respectively and for the six months ended June 30, 2022 and 2021 was $0.23 million and $0.38 million.

Note 7 — Mortgage Servicing Rights
The Company recognizes the rights to service residential mortgage loans for others as separate assets, whether the servicing rights are acquired through a separate purchase or through the sale of originated loans with servicing rights retained. The Company allocates a portion of the total proceeds of a mortgage loan to servicing rights based on the relative fair value. The unpaid principal balance of residential mortgage loans serviced for third parties was $874.84 million and $883.90 million at June 30, 2022 and December 31, 2021, respectively.
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
The following table shows changes in the carrying value of MSRs and the associated valuation allowance.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Mortgage servicing rights:
Balance at beginning of period	$4,625	$4,787	$4,671	$4,616
Additions	173	410	508	1,171
Amortization	(355)	(519)	(736)	(1,109)
Carrying value before valuation allowance at end of period	4,443	4,678	4,443	4,678
Valuation allowance:
Balance at beginning of period	—	(770)	—	(812)
Impairment recoveries	—	547	—	589
Balance at end of period	$—	$(223)	$—	$(223)
Net carrying value of mortgage servicing rights at end of period	$4,443	$4,455	$4,443	$4,455
Fair value of mortgage servicing rights at end of period	$6,784	$4,885	$6,784	$4,885
At June 30, 2022 and 2021, the fair value of MSRs exceeded the carrying value reported in the Consolidated Statements of Financial Condition by $2.34 million and $0.43 million, respectively. This difference represents increases in the fair value of certain MSRs that could not be recorded above cost basis.
Mortgage loan contractual servicing fees, including late fees and ancillary income, were $0.72 million and $0.78 million for the three months ended June 30, 2022 and 2021, respectively. Mortgage loan contractual servicing fees, including late fees and ancillary income, were $1.44 million and $1.59 million for the six months ended June 30, 2022 and 2021, respectively. Mortgage loan contractual servicing fees are included in Mortgage Banking on the Consolidated Statements of Income.
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
The following table shows financial instruments whose contract amounts represent credit risk.

(Dollars in thousands)	June 30, 2022	December 31, 2021
Amounts of commitments:
Loan commitments to extend credit	$1,225,927	$1,148,984
Standby letters of credit	$19,655	$24,657
Commercial and similar letters of credit	$3,793	$8,531
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
The following table shows the amounts of non-hedging derivative financial instruments.

		Asset derivatives		Liability derivatives
(Dollars in thousands)	Notional or contractual amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
June 30, 2022
Interest rate swap contracts	$990,000	Other assets	$13,432	Other liabilities	$13,686
Loan commitments	6,304	Mortgages held for sale	225	N/A	—
Forward contracts - mortgage loan	7,250	N/A	—	Mortgages held for sale	1
Total	$1,003,554		$13,657		$13,687

December 31, 2021
Interest rate swap contracts	$1,064,721	Other assets	$20,735	Other liabilities	$21,172
Loan commitments	15,086	Mortgages held for sale	452	N/A	—
Forward contracts - mortgage loan	22,000	N/A	—	Mortgages held for sale	11
Total	$1,101,807		$21,187		$21,183

The following table shows the amounts included in the Consolidated Statements of Income for non-hedging derivative financial instruments.

		Gain (loss)
		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	Statement of Income classification	2022	2021	2022	2021
Interest rate swap contracts	Other expense	$(54)	$(14)	$183	$319
Interest rate swap contracts	Other income	—	152	—	238
Loan commitments	Mortgage banking	(62)	69	(227)	(629)
Forward contracts - mortgage loan	Mortgage banking	(201)	(311)	10	266
Total		$(317)	$(104)	$(34)	$194
The following table shows the offsetting of financial assets and derivative assets.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2022
Interest rate swaps	$13,432	$—	$13,432	$—	$15,795	$(2,363)

December 31, 2021
Interest rate swaps	$24,436	$3,701	$20,735	$—	$—	$20,735
The following table shows the offsetting of financial liabilities and derivative liabilities.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
June 30, 2022
Interest rate swaps	$13,686	$—	$13,686	$—	$—	$13,686
Repurchase agreements	162,650	—	162,650	162,650	—	—
Total	$176,336	$—	$176,336	$162,650	$—	$13,686

December 31, 2021
Interest rate swaps	$24,873	$3,701	$21,172	$20,498	$—	$674
Repurchase agreements	194,727	—	194,727	194,727	—	—
Total	$219,600	$3,701	$215,899	$215,225	$—	$674
If a default in performance of any obligation of a repurchase agreement occurs, each party will set-off property held in respect of transactions against obligations owing in respect of any other transactions. At June 30, 2022 and December 31, 2021, repurchase agreements had a remaining contractual maturity of $159.48 million and $191.47 million in overnight and $3.17 million and $3.26 million in up to 30 days, respectively and were collateralized by U.S. Treasury and Federal agencies securities.
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
The Company is involved in various entities that are considered to be VIEs. The Company’s investments in VIEs are primarily related to investments promoting affordable housing, community development and renewable energy sources. Some of these tax-advantaged investments support the Company’s regulatory compliance with the Community Reinvestment Act. The Company’s investments in these entities generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. Tax credits from affordable housing investments and community development investments are recognized as a reduction of tax expense. Investments in renewable energy sources qualify for investment tax credits which are recognized as a reduction to the related investment asset. The Company recognized federal income tax credits related to its affordable housing and community development tax-advantaged investments in tax expense of $0.53 million and $0.51 million for the three months ended June 30, 2022 and 2021, respectively and $1.03 million and $1.01 million for the six months ended June 30, 2022 and 2021, respectively. The Company also recognized $9.48 million and $1.08 million of investment tax credits for the three months ended June 30, 2022 and 2021, respectively and $9.48 million and $3.00 million for the six months ended June 30, 2022 and 2021, respectively.
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

(Dollars in thousands)	June 30, 2022	December 31, 2021
Investment carrying amount	$20,090	$35,968
Unfunded capital and other commitments	16,143	29,670
Maximum exposure to loss	52,447	50,319
The Company is required to consolidate VIEs in which it has concluded it has significant involvement in and the ability to direct the activities that impact the entity’s economic performance. The Company is the managing general partner of entities to which it shares interest in tax-advantaged investments with third parties. At June 30, 2022 and December 31, 2021, approximately $67.12 million and $59.08 million of the Company’s assets and $6.75 million and $0.00 million of its liabilities included on the Consolidated Statements of Financial Condition were related to tax-advantaged investment VIEs which the Company has consolidated, respectively. The assets of the consolidated VIEs are reported in Other Assets, the liabilities are reported in Other Liabilities and the non-controlling interest is reported in Equity on the Consolidated Statements of Financial Condition. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIE do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIE is generally limited to the carrying value of its variable interest plus any related tax credits previously recognized.

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
The following table shows subordinated notes at June 30, 2022.

(Dollars in thousands)	Amount of Subordinated Notes	Interest Rate	Maturity Date
June 2007 issuance (1)	$41,238	7.22%	6/15/2037
August 2007 issuance (2)	17,526	3.31%	9/15/2037
Total	$58,764

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
Stock options, where the exercise price was greater than the average market price of the common shares, were excluded from the computation of diluted earnings per common share because the result would have been antidilutive. There were no stock options outstanding as of June 30, 2022 and 2021.The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands - except per share amounts)	2022	2021	2022	2021
Distributed earnings allocated to common stock	$7,668	$7,568	$15,340	$14,932
Undistributed earnings allocated to common stock	21,402	22,419	40,918	42,950
Net earnings allocated to common stock	29,070	29,987	56,258	57,882
Net earnings allocated to participating securities	244	236	446	446
Net income allocated to common stock and participating securities	$29,314	$30,223	$56,704	$58,328

Weighted average shares outstanding for basic earnings per common share	24,691,747	25,143,712	24,717,625	25,231,789
Dilutive effect of stock compensation	—	—	—	—
Weighted average shares outstanding for diluted earnings per common share	24,691,747	25,143,712	24,717,625	25,231,789

Basic earnings per common share	$1.18	$1.19	$2.28	$2.29
Diluted earnings per common share	$1.18	$1.19	$2.28	$2.29

Note 12 — Stock Based Compensation
As of June 30, 2022, the Company had four active stock-based employee compensation plans, which are more fully described in Note 16 of the Consolidated Financial Statements in 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2021. These plans include three executive stock award plans, the Executive Incentive Plan (EIP), the Restricted Stock Award Plan (RSAP), the Strategic Deployment Incentive Plan (SDP); and the Employee Stock Purchase Plan. The 2011 Stock Option Plan was approved by the shareholders on April 21, 2011 but the Company had not made any grants through June 30, 2022.
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
Total fair value of options vested and expensed was zero for the six months ended June 30, 2022 and 2021. As of June 30, 2022 and 2021 there were no outstanding stock options. There were no stock options exercised during the six months ended June 30, 2022 and 2021. All shares issued in connection with stock option exercises are issued from available treasury stock.
As of June 30, 2022, there was $9.20 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 3.38 years.
Note 13 — Accumulated Other Comprehensive Income (Loss)
The following table presents reclassifications out of accumulated other comprehensive income (loss) related to unrealized gains and losses on available-for-sale securities.

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Statements of Income
(Dollars in thousands)	2022	2021	2022	2021
Realized losses included in net income	$—	$(680)	$—	$(680)	Losses on investment securities available-for-sale
	—	(680)	—	(680)	Income before income taxes
Tax effect	—	164	—	164	Income tax expense
Net of tax	$—	$(516)	$—	$(516)	Net income

Note 14 — Income Taxes
The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized was zero at June 30, 2022 and December 31, 2021. Interest and penalties are recognized through the income tax provision. For the three and six months ended June 30, 2022 and 2021, the Company recognized no interest or penalties. There were no accrued interest and penalties at June 30, 2022 and December 31, 2021.
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
The Company elected fair value accounting for mortgages held for sale and for its best-efforts forward sales commitments. The Company economically hedges its mortgages held for sale at the time the interest rate locks are issued to the customers. The Company believes the election for mortgages held for sale will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives or best-best efforts forward sales commitments. At June 30, 2022 and December 31, 2021, all mortgages held for sale were carried at fair value.
The following table shows the differences between the fair value carrying amount of mortgages held for sale measured at fair value and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity.

(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Excess of fair value carrying amount over (under) unpaid principal
June 30, 2022
Mortgages held for sale reported at fair value	$5,525	$5,174	$351	(1)

December 31, 2021
Mortgages held for sale reported at fair value	$13,284	$12,456	$828	(1)

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

The following table shows the balance of assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2022
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$583,615	$474,218	$—	$1,057,833
U.S. States and political subdivisions securities	—	110,281	4,515	114,796
Mortgage-backed securities — Federal agencies	—	646,867	—	646,867
Corporate debt securities	—	16,309	—	16,309
Foreign government and other securities	—	584	—	584
Total debt securities available-for-sale	583,615	1,248,259	4,515	1,836,389
Mortgages held for sale	—	5,525	—	5,525
Accrued income and other assets (interest rate swap agreements)	—	13,432	—	13,432
Total	$583,615	$1,267,216	$4,515	$1,855,346

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$13,686	$—	$13,686
Total	$—	$13,686	$—	$13,686

December 31, 2021
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$561,950	$522,056	$—	$1,084,006
U.S. States and political subdivisions securities	—	93,852	1,849	95,701
Mortgage-backed securities — Federal agencies	—	659,727	—	659,727
Corporate debt securities	—	23,009	—	23,009
Foreign government and other securities	—	598	—	598
Total debt securities available-for-sale	561,950	1,299,242	1,849	1,863,041
Mortgages held for sale	—	13,284	—	13,284
Accrued income and other assets (interest rate swap agreements)	—	20,735	—	20,735
Total	$561,950	$1,333,261	$1,849	$1,897,060

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$21,172	$—	$21,172
Total	$—	$21,172	$—	$21,172

The following table shows changes in Level 3 assets measured at fair value on a recurring basis for the quarter ended June 30, 2022 and 2021.

(Dollars in thousands)	U.S. States and political subdivisions securities
Beginning balance April 1, 2022	$4,529
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income (loss)	(14)
Purchases	—
Issuances	—
Sales	—
Settlements	—
Maturities	—
Transfers into Level 3	—
Transfers out of Level 3	—
Ending balance June 30, 2022	$4,515

Beginning April 1, 2021	$1,907
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income (loss)	33
Purchases	—
Issuances	—
Sales	—
Settlements	—
Maturities	(19)
Transfers into Level 3	—
Transfers out of Level 3	—
Ending balance June 30, 2021	$1,921
There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2022 or 2021.
The following table shows the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a recurring basis.

(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
June 30, 2022
Debt securities available-for sale
Direct placement municipal securities	$4,515	Discounted cash flows	Credit spread assumption	0.09% - 4.36%	2.88%

December 31, 2021
Debt securities available-for sale
Direct placement municipal securities	$1,849	Discounted cash flows	Credit spread assumption	0.04% - 2.31%	1.58%
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
For assets measured at fair value on a nonrecurring basis the following represents impairment charges (recoveries) recognized on these assets during the quarter ended June 30, 2022: collateral-dependent impaired loans - $0.00 million; mortgage servicing rights - $0.00 million; repossessions - $0.00 million; and other real estate - $0.00 million.

The following table shows the carrying value of assets measured at fair value on a non-recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2022
Collateral-dependent impaired loans	$—	$—	$861	$861
Accrued income and other assets (mortgage servicing rights)	—	—	4,443	4,443
Accrued income and other assets (repossessions)	—	—	102	102
Total	$—	$—	$5,406	$5,406

December 31, 2021
Collateral-dependent impaired loans	$—	$—	$571	$571
Accrued income and other assets (mortgage servicing rights)	—	—	4,671	4,671
Accrued income and other assets (repossessions)	—	—	861	861
Total	$—	$—	$6,103	$6,103
The following table below shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a non-recurring basis.

(Dollars in thousands)	Carrying Value	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
June 30, 2022
Collateral-dependent impaired loans	$861	$861	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	20% - 90%	36.2%

Mortgage servicing rights	4,443	6,784	Discounted cash flows	Constant prepayment rate (CPR)	8.5% - 13.8%	12.4%
				Discount rate	10.9% - 13.7%	11.0%

Repossessions	102	106	Appraisals, trade publications and auction values	Discount for lack of marketability	0% - 13%	4%

December 31, 2021
Collateral-dependent impaired loans	$571	$571	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	20% - 90%	43.1%

Mortgage servicing rights	4,671	5,640	Discounted cash flows	Constant prepayment rate (CPR)	11.8% - 18.5%	16.4%
				Discount rate	8.6% - 11.5%	8.8%

Repossessions	861	942	Appraisals, trade publications and auction values	Discount for lack of marketability	0% - 21%	2%
GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.

The following table shows the fair values of the Company’s financial instruments.

(Dollars in thousands)	Carrying or Contract Value	Fair Value	Level 1	Level 2	Level 3
June 30, 2022
Assets:
Cash and due from banks	$116,915	$116,915	$116,915	$—	$—
Federal funds sold and interest bearing deposits with other banks	164,848	164,848	164,848	—	—
Investment securities, available-for-sale	1,836,389	1,836,389	583,615	1,248,259	4,515
Other investments	25,538	25,538	25,538	—	—
Mortgages held for sale	5,525	5,525	—	5,525	—
Loans and leases, net of allowance for loan and lease losses	5,418,351	5,369,789	—	—	5,369,789
Mortgage servicing rights	4,443	6,784	—	—	6,784
Accrued interest receivable	18,137	18,137	—	18,137	—
Interest rate swaps	13,432	13,432	—	13,432	—
Liabilities:
Deposits	$6,744,896	$6,731,541	$5,959,947	$771,594	$—
Short-term borrowings	167,839	167,839	160,852	6,987	—
Long-term debt and mandatorily redeemable securities	48,459	47,369	—	47,369	—
Subordinated notes	58,764	50,120	—	50,120	—
Accrued interest payable	2,294	2,294	—	2,294	—
Interest rate swaps	13,686	13,686	—	13,686	—
Off-balance-sheet instruments *	—	103	—	103	—

December 31, 2021
Assets:
Cash and due from banks	$54,420	$54,420	$54,420	$—	$—
Federal funds sold and interest bearing deposits with other banks	470,767	470,767	470,767	—	—
Investment securities, available-for-sale	1,863,041	1,863,041	561,950	1,299,242	1,849
Other investments	27,189	27,189	27,189	—	—
Mortgages held for sale	13,284	13,284	—	13,284	—
Loans and leases, net of allowance for loan and lease losses	5,218,722	5,269,551	—	—	5,269,551
Mortgage servicing rights	4,671	5,640	—	—	5,640
Accrued interest receivable	17,760	17,760	—	17,760	—
Interest rate swaps	20,735	20,735	—	20,735	—
Liabilities:
Deposits	$6,679,065	$6,680,163	$5,794,928	$885,235	$—
Short-term borrowings	200,027	200,027	192,801	7,226	—
Long-term debt and mandatorily redeemable securities	71,251	71,305	—	71,305	—
Subordinated notes	58,764	58,553	—	58,553	—
Accrued interest payable	1,885	1,885	—	1,885	—
Interest rate swaps	21,172	21,172	—	21,172	—
Off-balance-sheet instruments *	—	364	—	364	—

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
ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis is presented to provide information concerning 1st Source Corporation and its subsidiaries’ (collectively referred to as “the Company”, “we”, and “our”) financial condition as of June 30, 2022, as compared to December 31, 2021, and the results of operations for the three and six months ended June 30, 2022 and 2021. This discussion and analysis should be read in conjunction with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2021 Annual Report.
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
FINANCIAL CONDITION
Our total assets at June 30, 2022 were $8.03 billion, a decrease of $66.93 million or 0.83% from December 31, 2021. Total investment securities available-for-sale were $1.84 billion, a decrease of $26.65 million or 1.43% from December 31, 2021. The largest contributor to the decrease in investment securities available-for-sale was negative market value adjustments due to temporary, non-credit-related, net unrealized losses as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. Federal funds sold and interest bearing deposits with other banks were $164.85 million, a decrease of $305.92 million or 64.98% from December 31, 2021. The decrease in federal funds sold and interest bearing deposits with other banks was due to lower interest bearing deposits at the Federal Reserve Bank mainly from funding loan growth.
Total loans and leases were $5.55 billion, an increase of $205.00 million or 3.83% from December 31, 2021. The largest contributors to the increase in loans and leases was growth in the auto and light truck and aircraft portfolios offset by approximately $66 million of Paycheck Protection Program loans forgiven by the SBA during the during the first half of 2022. As of June 30, 2022, total PPP loans were $9.13 million which is net of unearned fees of $0.21 million and located within the commercial and agricultural portfolio. Our foreign loan and lease balances, all denominated in U.S. dollars were $233.59 million and $193.31 million as of June 30, 2022 and December 31, 2021, respectively. Foreign loans and leases are in aircraft financing. Loan and lease balances to borrowers in Brazil and Mexico were $88.94 million and $124.15 million as of June 30, 2022, respectively, compared to $65.24 million and $117.90 million as of December 31, 2021, respectively. As of June 30, 2022 and December 31, 2021 there was not a significant concentration in any other country.
Equipment owned under operating leases was $36.58 million, a decrease of $11.85 million, or 24.48% compared to December 31, 2021. The largest contributor to the decrease in equipment owned under operating leases was reduced leasing volume primarily due to a change in customer preferences.
Total deposits were $6.74 billion, an increase of $65.83 million or 0.99% from the end of 2021. The largest contributors to the increase in total deposits was rise in interest-bearing public fund deposits offset by decreased time deposits. Short-term borrowings were $167.84 million, a decrease of $32.19 million or 16.09% from December 31, 2021. Long-term debt and mandatorily redeemable securities were $48.46 million, a decrease of $22.79 million or 31.99% from December 31, 2021 due primarily to lower FHLB borrowings. Accrued expenses and other liabilities were $98.73 million, a decrease of $18.98 million or 16.13% from December 31, 2021 primarily due to a decrease in unfunded partnership commitments and the fair value of interest rate swap contracts with customers.

The following table shows accrued income and other assets.

(Dollars in thousands)	June 30, 2022	December 31, 2021
Accrued income and other assets:
Bank owned life insurance cash surrender value	$82,027	$71,466
Operating lease right of use assets	21,055	22,071
Accrued interest receivable	18,137	17,760
Mortgage servicing rights	4,443	4,671
Repossessions	102	861
Partnership investments carrying amount	87,212	95,045
All other assets	83,072	57,595
Total accrued income and other assets	$296,048	$269,469
The largest contributor to the increase in accrued income and other assets from December 31, 2021 was an increase in bank owned life insurance cash surrender value, deferred tax assets related to available-for-sale debt securities included in all other assets above offset by a decrease in partnership investments and the fair value of interest rate swap contracts with customers included in all other assets above.
CAPITAL
As of June 30, 2022, total shareholders’ equity was $856.25 million, down $60.00 million, or 6.55% from the $916.26 million at December 31, 2021. In addition to net income of $56.70 million, other significant changes in shareholders’ equity during the first six months of 2022 included $15.39 million of dividends paid and $6.84 million in common stock acquired for treasury. The accumulated other comprehensive loss component of shareholders’ equity increased to $107.01 million at June 30, 2022, compared to $9.86 million at December 31, 2021 due to changes in interest rates, market spreads and market conditions on our available-for-sale investment portfolio. Our shareholders’ equity-to-assets ratio was 10.66% as of June 30, 2022, compared to 11.32% at December 31, 2021. Book value per common share declined to $34.74 at June 30, 2022, from $37.04 at December 31, 2021 primarily due to an increase in accumulated other comprehensive losses.
We declared and paid cash dividends per common share of $0.31 during the second quarter of 2022. The trailing four quarters dividend payout ratio, representing cash dividends per common share divided by diluted earnings per common share, was 26.50%. The dividend payout is continually reviewed by management and the Board of Directors subject to the Company’s capital and dividend policy.
The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations.
The actual capital amounts and ratios of 1st Source Corporation and 1st Source Bank as of June 30, 2022, are presented in the table below.

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$1,075,991	16.79%	$512,744	8.00%	$672,977	10.50%	$640,930	10.00%
1st Source Bank	1,005,713	15.70	512,369	8.00	672,484	10.50	640,461	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	995,156	15.53	384,558	6.00	544,791	8.50	512,744	8.00
1st Source Bank	924,936	14.44	384,277	6.00	544,392	8.50	512,369	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	883,740	13.79	288,419	4.50	448,651	7.00	416,605	6.50
1st Source Bank	870,520	13.59	288,207	4.50	448,323	7.00	416,300	6.50
Tier 1 Capital (to Average Assets):
1st Source Corporation	995,156	12.21	325,920	4.00	N/A	N/A	407,400	5.00
1st Source Bank	924,936	11.36	325,778	4.00	N/A	N/A	407,222	5.00
PPP loan balances have been assigned a zero percent risk weight and therefore had no impact on our total risk-weighted assets at June 30, 2022.

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
We have borrowing sources available to supplement deposits and meet our funding needs. 1st Source Bank has established relationships with several banks to provide short term borrowings in the form of federal funds purchased. At June 30, 2022, we had no borrowings in the federal funds market. We could borrow $245.00 million in additional funds for a short time from these banks on a collective basis. As of June 30, 2022, we had $23.18 million outstanding in FHLB advances and could borrow an additional $515.15 million contingent on the FHLB activity-based stock ownership requirement. We also had no outstandings with the FRB and could borrow $448.21 million as of June 30, 2022.
Our loan to asset ratio was 69.14% at June 30, 2022 compared to 66.03% at December 31, 2021 and 71.04% at June 30, 2021. Cash and cash equivalents totaled $281.76 million at June 30, 2022 compared to $525.19 million at December 31, 2021 and $469.45 million at June 30, 2021. The decrease in cash and cash equivalents was primarily due to a reduction in excess liquidity from fewer PPP loan forgiveness proceeds and positive loan growth. At June 30, 2022, the Consolidated Statements of Financial Condition was rate sensitive by $51.27 million more liabilities than assets scheduled to reprice within one year, or approximately 0.98%. Management believes that the present funding sources provide adequate liquidity to meet our cash flow needs.
Under Indiana law governing the collateralization of public fund deposits, the Indiana Board of Depositories determines which financial institutions are required to pledge collateral based on the strength of their financial ratings. We have been informed that no collateral is required for our public fund deposits. However, the Board of Depositories could alter this requirement in the future and adversely impact our liquidity. Our potential liquidity exposure if we must pledge collateral is approximately $1.06 billion.
RESULTS OF OPERATIONS
Net income available to common shareholders for the three and six month period ended June 30, 2022 was $29.31 million and $56.70 million, compared to $30.22 million and $58.33 million for the same periods in 2021. Diluted net income per common share was $1.18 and $2.28 for the three and six month periods ended June 30, 2022, compared to $1.19 and $2.29 earned for the same periods in 2021. Return on average common shareholders’ equity was 12.91% for the six months ended June 30, 2022, compared to 13.12% in 2021. The return on total average assets was 1.42% for the six months ended June 30, 2022, compared to 1.57% in 2021.
Net income decreased for the six months ended June 30, 2022 compared to the first six months of 2021. The provision for credit losses increased and noninterest income decreased offset by an increase to net interest income. Details of the changes in the various components of net income are discussed further below.

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
DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL

				Three Months Ended
	June 30, 2022			March 31, 2022			June 30, 2021
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
ASSETS
Investment securities available-for-sale:
Taxable	$1,805,044	$6,289	1.40%	$1,857,557	$6,344	1.39%	$1,305,988	$4,156	1.28%
Tax exempt(1)	30,930	195	2.53%	29,498	165	2.27%	33,563	192	2.29%
Mortgages held for sale	4,889	52	4.27%	8,791	67	3.09%	7,208	54	3.00%
Loans and leases, net of unearned discount(1)	5,467,808	60,448	4.43%	5,324,344	55,218	4.21%	5,515,387	57,169	4.16%
Other investments	376,960	1,168	1.24%	400,058	363	0.37%	402,740	317	0.32%
Total earning assets(1)	7,685,631	68,152	3.56%	7,620,248	62,157	3.31%	7,264,886	61,888	3.42%
Cash and due from banks	90,101			77,063			76,198
Allowance for loan and lease losses	(132,020)			(128,647)			(142,056)
Other assets	448,604			440,074			458,248
Total assets	$8,092,316			$8,008,738			$7,657,276

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$4,753,331	$3,553	0.30%	$4,587,242	$2,376	0.21%	$4,458,915	$3,202	0.29%
Short-term borrowings:
Securities sold under agreements to repurchase	176,994	23	0.05%	192,108	23	0.05%	180,613	28	0.06%
Other short-term borrowings	5,394	—	—%	5,372	1	0.08%	5,992	1	0.07%
Subordinated notes	58,764	851	5.81%	58,764	823	5.68%	58,764	814	5.56%
Long-term debt and mandatorily redeemable securities	54,662	140	1.03%	69,967	(792)	(4.59)%	81,516	790	3.89%
Total interest-bearing liabilities	5,049,145	4,567	0.36%	4,913,453	2,431	0.20%	4,785,800	4,835	0.41%
Noninterest-bearing deposits	2,042,462			2,029,627			1,819,739
Other liabilities	84,995			101,502			108,916
Shareholders’ equity	861,134			910,793			898,388
Noncontrolling interests	54,580			53,363			44,433
Total liabilities and equity	$8,092,316			$8,008,738			$7,657,276
Less: Fully tax-equivalent adjustments		(123)			(108)			(118)
Net interest income/margin (GAAP-derived)(1)		$63,462	3.31%		$59,618	3.17%		$56,935	3.14%
Fully tax-equivalent adjustments		123			108			118
Net interest income/margin - FTE(1)		$63,585	3.32%		$59,726	3.18%		$57,053	3.15%

(1) See “Reconciliation of Non-GAAP Financial Measures” at the end of this section for additional information on this performance measure/ratio.
Quarter Ended June 30, 2022 compared to the Quarter Ended June 30, 2021
The taxable-equivalent net interest income for the three months ended June 30, 2022 was $63.59 million, an increase of 11.45% over the same period in 2021. The net interest margin on a fully taxable-equivalent basis was 3.32% for the three months ended June 30, 2022, compared to 3.15% for the three months ended June 30, 2021.
During the three month period ended June 30, 2022, average earning assets increased $420.75 million, up 5.79% over the comparable period in 2021. Average interest-bearing liabilities increased $263.35 million or 5.50%. The yield on average earning assets increased 14 basis points to 3.56% from 3.42% primarily due to higher rates on loans and leases, investment securities and other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank (FHLB) stock and commercial paper. Total cost of average interest-bearing liabilities decreased five basis points to 0.36% from 0.41% as a result of the lower interest expense on mandatorily redeemable securities. The result to the net interest margin, or the ratio of net interest income to average earning assets, was an increase of 17 basis points.

The largest contributors to the improved yield on average earning assets for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was an increase in yields on net loans and leases and taxable investment securities. The yield on net loans and leases grew 27 basis points primarily from rising interest rates and higher net interest recoveries of $0.77 million which had a positive six basis points impact. During the quarter, PPP loans had a positive seven basis point impact from the recognition of fees on PPP loans forgiven by the SBA compared to a one basis point impact in second quarter 2021. Average net loans and leases decreased $47.58 million or 0.86% primarily due to PPP loan forgiveness in the commercial and agricultural loan portfolio. Average loans and leases net PPP loans increased $335.87 million, up 6.58% compared to the second quarter of 2021. Average investment securities increased $496.42 million or 37.06% with the largest increases in U.S. treasury and federal agency securities and mortgage-backed securities. Average other investments, primarily held at the Federal Reserve Bank, decreased $25.78 million or 6.40%.
Average interest-bearing deposits increased $294.42 million or 6.60% for the second quarter of 2022 over the same period in 2021 primarily due to public fund deposits and savings account balances. The effective rate paid on average interest-bearing deposits increased one basis point to 0.30% from 0.29%. Average noninterest-bearing deposits grew $222.72 million or 12.24% for the second quarter of 2022 over the same period in 2021 primarily due to business customers remaining cautious with their funds and spending.
Average short-term borrowings decreased $4.22 million or 2.26% for the second quarter of 2022 compared to the same period in 2021. Interest paid on short-term borrowings decreased one basis point. Interest paid on subordinated notes increased 25 basis points during the second quarter of 2022 from the same period a year ago due to a variable rate increase on one tranche. Average long-term debt and mandatorily redeemable securities balances decreased $26.85 million or 32.94%. Interest paid on long-term debt and mandatorily redeemable securities decreased 286 basis points during the second quarter of 2022 from the same period in 2021 primarily due to lower rates on mandatorily redeemable securities from a reduction in book value per share during the quarter. Mandatorily redeemable shares are issued under the terms of one of our executive incentive compensation plans and are settled based on book value per share with changes from the previous reporting date recorded as interest expense.

	Six Months Ended
	June 30, 2022			June 30, 2021
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
ASSETS
Investment securities available-for-sale:
Taxable	$1,831,156	$12,633	1.39%	$1,250,096	$8,143	1.31%
Tax exempt(1)	30,218	360	2.40%	35,468	406	2.31%
Mortgages held for sale	6,829	119	3.51%	10,727	140	2.63%
Loans and leases, net of unearned discount(1)	5,396,472	115,666	4.32%	5,507,243	115,029	4.21%
Other investments	388,445	1,531	0.79%	310,025	583	0.38%
Total earning assets(1)	7,653,120	130,309	3.43%	7,113,559	124,301	3.52%
Cash and due from banks	83,618			75,691
Allowance for loan and lease losses	(130,343)			(142,628)
Other assets	444,363			458,070
Total assets	$8,050,758			$7,504,692

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$4,670,746	$5,929	0.26%	$4,360,607	$6,728	0.31%
Short-term borrowings:
Securities sold under agreements to repurchase	184,509	46	0.05%	174,928	63	0.07%
Other short-term borrowings	5,383	1	0.04%	6,765	2	0.06%
Subordinated notes	58,764	1,674	5.74%	58,764	1,632	5.60%
Long-term debt and mandatorily redeemable securities	62,273	(652)	(2.11)%	81,243	1,290	3.20%
Total interest-bearing liabilities	4,981,675	6,998	0.28%	4,682,307	9,715	0.42%
Noninterest-bearing deposits	2,036,080			1,769,779
Other liabilities	93,202			111,958
Shareholders’ equity	885,826			896,481
Noncontrolling interests	53,975			44,167
Total liabilities and equity	$8,050,758			$7,504,692
Less: Fully tax-equivalent adjustments		(231)			(239)
Net interest income/margin (GAAP-derived)(1)		$123,080	3.24%		$114,347	3.24%
Fully tax-equivalent adjustments		231			239
Net interest income/margin - FTE(1)		$123,311	3.25%		$114,586	3.25%

(1) See “Reconciliation of Non-GAAP Financial Measures” at the end of this section for additional information on this performance measure/ratio.
Six Months Ended June 30, 2022 compared to the Six Months Ended June 30, 2021
The taxable-equivalent net interest income for the six months ended June 30, 2022 was $123.31 million, an increase of 7.61% over the same period in 2021. The net interest margin on a fully taxable-equivalent basis was 3.25% unchanged from the net interest margin for the same period in 2021.
During the six month period ended June 30, 2022, average earning assets increased $539.56 million, up 7.58% over the comparable period in 2021. Average interest-bearing liabilities increased $299.37 million or 6.39%. The yield on average earning assets decreased nine basis points to 3.43% from 3.52% primarily due to higher average balances in investment securities and other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank (FHLB) stock and commercial paper. Total cost of average interest-bearing liabilities decreased 14 basis points to 0.28% from 0.42% as a result of repricing of time deposits and lower interest expense on mandatorily redeemable securities. The result to the net interest margin, or the ratio of net interest income to average earning assets, was a net zero basis point impact.

The average earning assets yield declined compared to the same period last year as significant excess liquidity shifted the earning assets mix towards lower yielding instruments. Average investment securities increased $575.81 million or 44.79% with the largest increases in U.S. treasury and federal agency securities and mortgage-backed securities. Average other investments, primarily held at the Federal Reserve Bank, increased $78.42 million or 25.29%. The yield on net loans and leases increased 11 basis points partially from higher interest recoveries on loans and leases which had a positive five basis points impact. The yield on net loans and leases was also positively impacted by seven basis points due to recognition of unearned fees on PPP loans which have been forgiven by the SBA compared to a positive five basis point impact during 2021 offset by PPP loan balances outstanding which earn interest at 1.00%. Average net loans and leases decreased $110.77 million or 2.01% primarily due to average PPP loans of $37.14 million compared to average PPP loans of $408.17 million in 2021 in the commercial and agricultural loan portfolio. Average loans and leases net PPP loans increased $261.18 million, up 5.12%. Average mortgages held for sale decreased $3.90 million or 36.34%.
Average interest-bearing deposits increased $310.14 million or 7.11% for the first six months of 2022 over the same period in 2021 primarily due to the increased public fund deposits and higher savings account balances. The effective rate paid on average interest-bearing deposits decreased five basis points to 0.26% from 0.31%. Average noninterest-bearing deposits grew $266.30 million or 15.05% for the first six months of 2022 over the same period in 2021 primarily due to business customers remaining cautious with their funds and spending.
Average short-term borrowings increased $8.20 million or 4.51% for the first six months of 2022 compared to the same period in 2021. Interest paid on short-term borrowings decreased two basis points. Interest paid on subordinated notes increased 14 basis points due to a variable rate on one tranche. Average long-term debt and mandatorily redeemable securities balances decreased $18.97 million or 23.35%. Interest paid on long-term debt and mandatorily redeemable securities decreased 531 basis points due to lower rates on mandatorily redeemable securities from a reduction in book value per share during the first half of 2022. Mandatorily redeemable shares are issued under the terms of one of our executive incentive compensation plans and are settled based on book value per share with changes from the previous reporting date recorded as interest expense.
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

		Three Months Ended			Six Months Ended
(Dollars in thousands)		June 30, 2022	March 31, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Calculation of Net Interest Margin
(A)	Interest income (GAAP)	$68,029	$62,049	$61,770	$130,078	$124,062
	Fully tax-equivalent adjustments:
(B)	- Loans and leases	85	77	80	162	161
(C)	- Tax-exempt investment securities	38	31	38	69	78
(D)	Interest income - FTE (A+B+C)	68,152	62,157	61,888	130,309	124,301
(E)	Interest expense (GAAP)	4,567	2,431	4,835	6,998	9,715
(F)	Net interest income (GAAP) (A–E)	63,462	59,618	56,935	123,080	114,347
(G)	Net interest income - FTE (D–E)	63,585	59,726	57,053	123,311	114,586
(H)	Annualization factor	4.011	4.056	4.011	2.017	2.017
(I)	Total earning assets	$7,685,631	$7,620,248	$7,264,886	$7,653,120	$7,113,559
	Net interest margin (GAAP-derived) (F*H)/I	3.31%	3.17%	3.14%	3.24%	3.24%
	Net interest margin - FTE (G*H)/I	3.32%	3.18%	3.15%	3.25%	3.25%

PROVISION AND ALLOWANCE FOR CREDIT LOSSES
The provision for credit losses for the three and six months ended June 30, 2022 was $2.50 million and $4.74 million compared to a recovery of $3.03 million and $0.63 million during the three and six months ended June 30, 2021. Net recoveries of $0.40 million or 0.03% of average loans and leases were recorded for the second quarter 2022, compared to net charge-offs of $0.16 million or 0.01% of average loans and leases for the same quarter a year ago. Year-to-date net recoveries of $0.64 million or 0.02% of average loans and leases have been recorded in 2022, compared to net charge-offs of $3.67 million or 0.13% of average loans and leases through June 30, 2021. Net recoveries in 2022 were principally in the aircraft and residential real estate portfolios.
The provision for credit losses for the three months ended June 30, 2022 was principally driven by an upward revision to the forecast adjustment due primarily to a weakened domestic GDP outlook and increased risks for stagnant growth or contraction during the forecast period along with loan growth during the second quarter of 2022. We remain concerned about the long-term prospects for our bus segment and potential risks in our small business portfolio as financial relief provided by government programs afforded to our lending clients dissipates and the return to normal revenue and employment levels slows. The $157.21 million increase in outstanding loan balances this quarter was attributable to a $186.02 million increase in our core loan products offset by a $28.81 million decrease in PPP loans. At June 30, 2022, PPP loans totaled $9.13 million and necessitated minimal reserves as the program carries a 100% SBA guarantee and a debt forgiveness component. Impairment reserves for assets individually evaluated were minimally changed this quarter and continue to be a small component of our overall allowance.
We continue to evaluate risks which may impact our loan portfolios. Most notably, the weakened economic outlook exacerbated by the current hostilities in Ukraine and resulting increased uncertainty characterized by persistent inflation and the potential for further disruptions of an already tenuous supply chain. The direct impacts of the pandemic and related economic disruptions which previously dominated our risk analysis over the past nine quarters, have somewhat lessened in the U.S. with the elimination of domestic lockdowns. Concerns remain abroad, particularly in China. Pandemic-related economic disruption remains a concern, particularly the availability of raw materials and extreme price volatility across the supply chain. We remain concerned that geopolitical events and persistently high inflation with weakening growth prospects raise the potential for adverse impacts to the U.S. economy. Congressional spending initiatives face multiple challenges and an uncompromising partisanship. Additional current concerns include slower growth projections in the U.S. and abroad and the potential for raw material shortages and prolonged interruption in global trade as a result of trade restrictions related to the war in Ukraine and the pandemic-related responses of our trade partners. Political uncertainty continues in Latin America, with governments facing increased pressures from escalating social tensions, persistently high unemployment, and double-digit inflation. Corruption scandals persist, fueling U.S. border concerns. Globally, concerns continue to be heightened due to actual and potential terrorist attacks.
Another area of concern continues to be our aircraft portfolio where we have a collateral concentration and $234 million of foreign exposure, the majority of which is in Mexico and Brazil. We review political and economic data for these countries on a regular basis to assess the impact the environment may have on our customers. Historically, we have experienced volatile and unanticipated losses in both the foreign and domestic segments of our aircraft portfolios. Losses have been primarily attributable to unexpected declines in the value of specific aircraft collateral at a time when the borrower is experiencing financial difficulties. We review and assess aircraft values on an ongoing basis and use a tiered approach to establish advance rates and amortization schedules in an effort to limit collateral exposure. We continue to monitor individual customer performance and assess risks in the portfolio as a whole.
On June 30, 2022, 30 day and over loan and lease delinquency as a percentage of loan and lease balances was 0.08%, compared to 0.09% on June 30, 2021. The allowance for loan and lease losses as a percentage of loans and leases outstanding at the end of the period was 2.39% compared to 2.49% one year ago. The allowance as a percentage of loans and leases outstanding, net of PPP loans, was 2.40% compared to 2.42% at December 31, 2021 and 2.63% at June 30, 2021. A summary of loan and lease loss experience during the three and six months ended June 30, 2022 and 2021 is located in Note 5 of the Consolidated Financial Statements.

NONPERFORMING ASSETS
The following table shows nonperforming assets.

(Dollars in thousands)	June 30, 2022	December 31, 2021	June 30, 2021
Loans and leases past due 90 days or more	$50	$249	$44
Nonaccrual loans and leases	33,490	38,706	55,864
Repossessions	102	861	1,213
Equipment owned under operating leases	43	1,518	1,728
Total nonperforming assets	$33,685	$41,334	$58,849
Nonperforming assets as a percentage of loans and leases were 0.60% at June 30, 2022, 0.77% at December 31, 2021, and 1.06% at June 30, 2021. Excluding PPP loans, nonperforming assets as a percentage of loan and leases were 0.60% at June 30, 2022, 0.78% at December 31, 2021, and 1.13% at June 30, 2021. Nonperforming assets totaled $33.69 million at June 30, 2022, a decrease of 18.51% from the $41.33 million reported at December 31, 2021, and a 42.76% decrease from the $58.85 million reported at June 30, 2021. The decrease in nonperforming assets during the first six months of 2022 was related to continued recovery from the pandemic which has led to lower nonaccrual loans and leases and a decrease in equipment owned under operating leases. The decrease in nonperforming assets at June 30, 2022 from June 30, 2021 was related to a decrease in nonaccrual loans and leases, lower repossessions and decreased equipment owned under operating leases.
The decrease in nonaccrual loans and leases at June 30, 2022 from December 31, 2021 and June 30, 2021 occurred primarily in the bus segment of the auto and light truck portfolio and to a lesser extent in the construction equipment portfolio. A summary of nonaccrual loans and leases and past due aging for the period ended June 30, 2022 and December 31, 2021 is located in Note 4 of the Consolidated Financial Statements.
Other real estate is the result of foreclosing on real estate in the local market for which we have a current appraisal and are well secured. We currently have no properties held in other real estate assets.
Repossessions consisted mainly of consumer loans as of June 30, 2022. At the time of repossession, the recorded amount of the loan or lease is written down to the fair value of the equipment or vehicle by a charge to the allowance for loan and lease losses or other income, if a positive adjustment, unless the equipment is in the process of immediate sale. Any subsequent fair value write-downs or write-ups, to the extent of previous write-downs, are included in noninterest expense. The decrease in repossession balances at June 30, 2022 compared to June 30, 2021 was primarily the result of the sale of repossessed buses in the auto and light truck portfolio.
The following table shows a summary of other real estate and repossessions.

(Dollars in thousands)	June 30, 2022	December 31, 2021	June 30, 2021
Commercial and agricultural	$—	$—	$—
Solar	—	—	—
Auto and light truck	26	75	1,175
Medium and heavy duty truck	—	—	—
Aircraft	—	—	—
Construction equipment	—	757	—
Commercial real estate	—	—	—
Residential real estate and home equity	—	—	—
Consumer	76	29	38
Total	$102	$861	$1,213
For financial statement purposes, nonaccrual loans and leases are included in loan and lease outstandings, whereas repossessions and other real estate are included in other assets.

NONINTEREST INCOME
The following table shows the details of noninterest income.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Noninterest income:
Trust and wealth advisory	$6,087	$6,466	(379)	(5.86)%	$12,001	$11,947	54	0.45%
Service charges on deposit accounts	2,942	2,508	434	17.30%	5,734	4,955	779	15.72%
Debit card	4,561	4,754	(193)	(4.06)%	8,755	8,936	(181)	(2.03)%
Mortgage banking	1,062	2,859	(1,797)	(62.85)%	2,439	6,760	(4,321)	(63.92)%
Insurance commissions	1,568	1,684	(116)	(6.89)%	3,473	3,836	(363)	(9.46)%
Equipment rental	3,295	4,255	(960)	(22.56)%	6,957	8,884	(1,927)	(21.69)%
Losses on investment securities available-for-sale	—	(680)	680	NM	—	(680)	680	NM
Other	3,315	3,052	263	8.62%	6,616	6,129	487	7.95%
Total noninterest income	$22,830	$24,898	(2,068)	(8.31)%	$45,975	$50,767	(4,792)	(9.44)%
NM = Not Meaningful
Trust and wealth advisory fees (which include investment management fees, estate administration fees, mutual fund fees, annuity fees, and fiduciary fees) decreased during the three months ended June 30, 2022 but was flat during the six months ended June 30, 2022 compared with the same periods a year ago. Trust and wealth advisory fees are largely based on the number and size of client relationships and the market value of assets under management. The market value of trust assets under management at June 30, 2022, December 31, 2021, and June 30, 2021 was $4.65 billion, $5.33 billion, and $5.11 billion, respectively. Strong stock market performance and new business results in 2021 helped improve the value of trust assets under management, however, the stock and bond market correction in the first half of 2022 has resulted in a decline in the market value of trust assets under management compared to December 31, 2021.
Service charges on deposit accounts increased for the three and six months ended June 30, 2022 over the comparable periods in 2021. The increase in service charges on deposit accounts primarily reflects a higher volume of business and consumer nonsufficient fund transactions.
Debit card income declined in the three and six months ended June 30, 2022 over the same periods a year ago. The majority of the decrease in debit card income was the result of a lower volume of debit card transactions.
Mortgage banking income decreased in the three and six months ended June 30, 2022 as compared to the same periods in 2021. Demand for mortgages declined as refinancing slowed and inventory of homes for sale remained low which led to a lower volume of sales of loans originated for the secondary market as well as a lower margin on those sales. Additionally, we recognized $0.55 million and $0.59 million, respectively in impairment recoveries on our mortgage servicing assets during the three and six months ended June 30, 2021.
Insurance commissions were lower during the three and six months ended June 30, 2022 compared to the same periods a year ago. The reduction during the second quarter of 2022 was mainly due to fewer seasonal contingent commissions received and a reduction in the book of business.
Equipment rental income decreased for the three and six months ended June 30, 2022 over the comparable periods in 2021. The decline was the result of a reduction in the construction equipment and auto and light truck portfolios resulting in the average equipment rental portfolio decreasing by 24% over the same periods a year ago due to changing customer preferences.
There were no sales of investment securities available-for-sale during the three and six months ended June 30, 2022. During the second quarter of 2021, losses on investment securities available-for-sale were the result of repositioning the portfolio.
Other income increased for the three and six months ended June 30, 2022 compared to the comparable periods in 2021. The increase was primarily a result of increased partnership investment gains, a rise in bank owned life insurance policy claims and higher brokerage fees and commissions offset by a decrease in customer interest rate swap fees.

NONINTEREST EXPENSE
The following table shows the details of noninterest expense.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$25,562	$25,510	52	0.20%	$51,029	$50,706	323	0.64%
Net occupancy	2,524	2,527	(3)	(0.12)%	5,335	5,246	89	1.70%
Furniture and equipment	1,384	1,420	(36)	(2.54)%	2,679	2,894	(215)	(7.43)%
Data processing	5,402	4,917	485	9.86%	10,610	9,901	709	7.16%
Depreciation – leased equipment	2,664	3,550	(886)	(24.96)%	5,679	7,323	(1,644)	(22.45)%
Professional fees	2,094	2,146	(52)	(2.42)%	3,702	3,759	(57)	(1.52)%
FDIC and other insurance	893	772	121	15.67%	1,743	1,437	306	21.29%
Business development and marketing	1,669	1,351	318	23.54%	2,937	2,348	589	25.09%
Loan and lease collection and repossession	(265)	486	(751)	NM	(131)	615	(746)	NM
Other	3,728	2,519	1,209	48.00%	7,408	5,109	2,299	45.00%
Total noninterest expense	$45,655	$45,198	457	1.01%	$90,991	$89,338	1,653	1.85%
NM = Not Meaningful
Salaries and employee benefits were relatively flat during the three months ended June 30, 2022 and increased slightly during the six months ended June 30, 2022 compared to the same periods in 2021. Higher base salaries as a result of normal merit increases offset by a slight decline in staffing levels.
Net occupancy expense was flat during the three months ended June 30, 2022 compared to the same period in 2021 and was slightly higher during the six months ended June 30, 2022 compared to the same period a year ago. The year-to-date increase was primarily due to increased snow removal costs during the first quarter of this year offset by lower common area maintenance expense in our leased properties.
Furniture and equipment expense, including depreciation, declined during the three and six months ended June 30, 2022 compared to the same periods a year ago mainly due to reduced equipment depreciation.
Data processing expense increased during the second quarter and first half of 2022 compared to the same periods a year ago due primarily to higher computer processing charges for technology projects.
Depreciation on leased equipment decreased for the three and six months ended June 30, 2022 compared to the same periods in 2021. Depreciation on leased equipment correlates with the decrease in equipment rental income.
Professional fees were slightly lower during the second quarter and first half of 2022 compared to the same periods a year ago. Reduced legal expenses were offset by increased professional consulting fees.
FDIC and other insurance was higher during the three and six months ended June 30, 2022 compared to the same periods in 2021. The increase was mainly due to higher assessments for FDIC premiums from a larger asset base.
Business development and marketing expense rose during the second quarter and first half of 2022 compared to the same periods a year ago. The increase was mainly due to increased business meals, entertainment and travel opportunities tied to fewer COVID-19 restrictions and higher marketing promotions.
Loan and lease collection and repossession expense decreased during the three and six months ended June 30, 2022 compared to the same periods in 2021. The decrease was mainly due to higher gains on the sale of repossessed assets, fewer negative valuation adjustments and a decline in general collection and repossession charges.
Other expenses were higher during the three and six months ended June 30, 2022 compared to the same periods in 2021. The increase was primarily the result of a rise in the loan loss provision for unfunded loan commitments and increased postage and printing costs.

INCOME TAXES
The provision for income taxes for the three and six month period ended June 30, 2022 was $8.80 million and $16.60 million compared to $9.43 million and $18.06 million for the same periods in 2021. The effective tax rate was 23.09% and 23.76% for the quarter ended June 30, 2022 and 2021, respectively and 22.63% and 23.64% for the six months ended June 30, 2022 and 2021, respectively. The decrease in the year-to-date effective tax rate was due to a slight decrease in the tax provision for state income taxes during the first six months of 2022 in comparison to the first six months of 2021.
ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risks faced by 1st Source since December 31, 2021. For information regarding our market risk, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2021.
ITEM 4.
CONTROLS AND PROCEDURES
As of the end of the period covered by this report an evaluation was carried out, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2022, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the second fiscal quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
ITEM 2.        Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs
April 01 - 30, 2022	—	$—	—	1,680,665
May 01 - 31, 2022	84,086	43.78	84,086	1,596,579
June 01 - 30, 2022	20,314	48.21	20,314	1,576,265

* 1st Source maintains a stock repurchase plan that was authorized by the Board of Directors on July 22, 2021. Under the terms of the plan, 1st Source may repurchase up to 2,000,000 shares of its common stock from time to time to mitigate the potential dilutive effects of stock-based incentive plans and other potential uses of common stock for corporate purposes. Since the inception of the plan, 1st Source has repurchased a total of 423,735 shares.
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

1st Source Corporation

DATE	July 21, 2022	/s/ CHRISTOPHER J. MURPHY III
Christopher J. Murphy III Chairman of the Board, President and CEO

DATE	July 21, 2022	/s/ BRETT A. BAUER
Brett A. Bauer Treasurer and Chief Financial Officer Principal Accounting Officer