Form 10-Q
period 2022-09-30
1ST SOURCE CORP
filed 2022-10-20
CIK 34782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Number of shares of common stock outstanding as of October 14, 2022 — 24,657,178 shares

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited - Dollars in thousands)

	September 30, 2022	December 31, 2021
ASSETS
Cash and due from banks	$86,952	$54,420
Federal funds sold and interest bearing deposits with other banks	30,652	470,767
Investment securities available-for-sale	1,801,194	1,863,041
Other investments	25,538	27,189
Mortgages held for sale	3,058	13,284
Loans and leases, net of unearned discount:
Commercial and agricultural	835,762	918,712
Solar	358,635	348,302
Auto and light truck	743,324	603,775
Medium and heavy duty truck	293,068	259,740
Aircraft	997,995	898,401
Construction equipment	878,692	754,273
Commercial real estate	937,423	929,341
Residential real estate and home equity	568,602	500,590
Consumer	148,577	133,080
Total loans and leases	5,762,078	5,346,214
Allowance for loan and lease losses	(135,736)	(127,492)
Net loans and leases	5,626,342	5,218,722
Equipment owned under operating leases, net	32,964	48,433
Net premises and equipment	44,837	47,038
Goodwill and intangible assets	83,911	83,926
Accrued income and other assets	362,038	269,469
Total assets	$8,097,486	$8,096,289
LIABILITIES
Deposits:
Noninterest-bearing demand	$2,047,328	$2,052,981
Interest-bearing deposits:
Interest-bearing demand	2,527,461	2,455,580
Savings	1,267,531	1,286,367
Time	778,911	884,137
Total interest-bearing deposits	4,573,903	4,626,084
Total deposits	6,621,231	6,679,065
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	145,192	194,727
Other short-term borrowings	195,270	5,300
Total short-term borrowings	340,462	200,027
Long-term debt and mandatorily redeemable securities	47,587	71,251
Subordinated notes	58,764	58,764
Accrued expenses and other liabilities	143,082	117,718
Total liabilities	7,211,126	7,126,825
SHAREHOLDERS’ EQUITY
Preferred stock; no par value
Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock; no par value
Authorized 40,000,000 shares; issued 28,205,674 at September 30, 2022 and December 31, 2021	436,538	436,538
Retained earnings	671,541	603,787
Cost of common stock in treasury (3,548,496 shares at September 30, 2022 and 3,466,162 shares at December 31, 2021)	(119,743)	(114,209)
Accumulated other comprehensive loss	(162,277)	(9,861)
Total shareholders’ equity	826,059	916,255
Noncontrolling interests	60,301	$53,209
Total equity	886,360	969,464
Total liabilities and equity	$8,097,486	$8,096,289
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income:
Loans and leases	$69,027	$61,696	$184,650	$176,704
Investment securities, taxable	6,691	4,533	19,324	12,676
Investment securities, tax-exempt	339	140	630	468
Other	421	360	1,952	943
Total interest income	76,478	66,729	206,556	190,791
Interest expense:
Deposits	6,556	2,924	12,485	9,652
Short-term borrowings	380	25	427	90
Subordinated notes	904	816	2,578	2,448
Long-term debt and mandatorily redeemable securities	(296)	740	(948)	2,030
Total interest expense	7,544	4,505	14,542	14,220
Net interest income	68,934	62,224	192,014	176,571
Provision (recovery of provision) for credit losses	3,167	(2,559)	7,903	(3,186)
Net interest income after provision for credit losses	65,767	64,783	184,111	179,757
Noninterest income:
Trust and wealth advisory	5,498	5,886	17,499	17,833
Service charges on deposit accounts	3,240	2,767	8,974	7,722
Debit card	4,628	4,570	13,383	13,506
Mortgage banking	864	3,149	3,303	9,909
Insurance commissions	1,695	1,862	5,168	5,698
Equipment rental	2,761	3,946	9,718	12,830
Losses on investment securities available-for-sale	—	—	—	(680)
Other	3,321	3,317	9,937	9,446
Total noninterest income	22,007	25,497	67,982	76,264
Noninterest expense:
Salaries and employee benefits	26,386	26,974	77,415	77,680
Net occupancy	2,582	2,654	7,917	7,900
Furniture and equipment	1,372	1,494	4,051	4,388
Data processing	5,802	4,950	16,412	14,851
Depreciation – leased equipment	2,233	3,239	7,912	10,562
Professional fees	1,539	1,815	5,241	5,574
FDIC and other insurance	939	396	2,682	1,833
Business development and marketing	1,415	4,465	4,352	6,813
Other	3,063	2,077	10,340	7,801
Total noninterest expense	45,331	48,064	136,322	137,402
Income before income taxes	42,443	42,216	115,771	118,619
Income tax expense	9,698	9,735	26,295	27,797
Net income	32,745	32,481	89,476	90,822
Net (income) loss attributable to noncontrolling interests	(8)	2	(35)	(11)
Net income available to common shareholders	$32,737	$32,483	$89,441	$90,811
Per common share:
Basic net income per common share	$1.32	$1.29	$3.59	$3.59
Diluted net income per common share	$1.32	$1.29	$3.59	$3.59
Cash dividends	$0.32	$0.31	$0.94	$0.90
Basic weighted average common shares outstanding	24,656,736	24,919,956	24,697,106	25,126,703
Diluted weighted average common shares outstanding	24,656,736	24,919,956	24,697,106	25,126,703
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited - Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$32,745	$32,481	$89,476	$90,822
Other comprehensive loss:
Unrealized depreciation of available-for-sale securities	(72,275)	(6,833)	(200,061)	(21,695)
Reclassification adjustment for realized losses included in net income	—	—	—	680
Income tax effect	17,009	1,646	47,645	5,061
Other comprehensive loss, net of tax	(55,266)	(5,187)	(152,416)	(15,954)
Comprehensive (loss) income	(22,521)	27,294	$(62,940)	$74,868
Comprehensive (income) loss attributable to noncontrolling interests	(8)	2	(35)	(11)
Comprehensive (loss) income available to common shareholders	$(22,529)	$27,296	$(62,975)	$74,857
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - Dollars in thousands, except per share amounts)

	Three Months Ended
	Preferred Stock	Common Stock	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss), Net	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at July 1, 2021	$—	$436,538	$558,795	$(101,711)	$7,604	$901,226	$44,231	$945,457
Net income	—	—	32,483	—	—	32,483	(2)	32,481
Other comprehensive loss	—	—	—	—	(5,187)	(5,187)	—	(5,187)
Issuance of 6,936 common shares under stock based compensation awards	—	—	128	127	—	255	—	255
Cost of 210,130 shares of common stock acquired for treasury	—	—	—	(9,669)	—	(9,669)	—	(9,669)
Common stock dividend ($0.31 per share)	—	—	(7,775)	—	—	(7,775)	—	(7,775)
Contributions from noncontrolling interests	—	—	—	—	—	—	1,118	1,118
Distributions to noncontrolling interests	—	—	—	—	—	—	(283)	(283)
Balance at September 30, 2021	$—	$436,538	$583,631	$(111,253)	$2,417	$911,333	$45,064	$956,397

Balance at July 1, 2022	$—	$436,538	$646,600	$(119,876)	$(107,011)	$856,251	$54,416	$910,667
Net income	—	—	32,737	—	—	32,737	8	32,745
Other comprehensive loss	—	—	—	—	(55,266)	(55,266)	—	(55,266)
Issuance of 6,771 common shares under stock based compensation awards	—	—	118	133	—	251	—	251
Common stock dividend ($0.32 per share)	—	—	(7,914)	—	—	(7,914)	—	(7,914)
Contributions from noncontrolling interests	—	—	—	—	—	—	6,073	6,073
Distributions to noncontrolling interests	—	—	—	—	—	—	(196)	(196)
Balance at September 30, 2022	$—	$436,538	$671,541	$(119,743)	$(162,277)	$826,059	$60,301	$886,360

	Nine Months Ended
	Preferred Stock	Common Stock	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss), Net	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2021	$—	$436,538	$514,176	$(82,240)	$18,371	$886,845	$43,825	$930,670
Net income	—	—	90,811	—	—	90,811	11	90,822
Other comprehensive loss	—	—	—	—	(15,954)	(15,954)	—	(15,954)
Issuance of 57,762 common shares under stock based compensation awards	—	—	1,399	1,054	—	2,453	—	2,453
Cost of 649,346 shares of common stock acquired for treasury	—	—	—	(30,067)	—	(30,067)	—	(30,067)
Common stock dividend ($0.90 per share)	—	—	(22,755)	—	—	(22,755)	—	(22,755)
Contributions from noncontrolling interests	—	—	—	—	—	—	2,005	2,005
Distributions to noncontrolling interests	—	—	—	—	—	—	(777)	(777)
Balance at September 30, 2021	$—	$436,538	$583,631	$(111,253)	$2,417	$911,333	$45,064	956,397

Balance at January 1, 2022	$—	$436,538	$603,787	$(114,209)	$(9,861)	$916,255	$53,209	$969,464
Net income	—	—	89,441	—	—	89,441	35	89,476
Other comprehensive loss	—	—	—	—	(152,416)	(152,416)	—	(152,416)
Issuance of 67,485 common shares under stock based compensation awards	—	—	1,616	1,302	—	2,918	—	2,918
Cost of 149,819 shares of common stock acquired for treasury	—	—	—	(6,836)	—	(6,836)	—	(6,836)
Common stock dividend ($0.94 per share)	—	—	(23,303)	—	—	(23,303)	—	(23,303)
Contributions from noncontrolling interests	—	—	—	—	—	—	7,700	7,700
Distributions to noncontrolling interests	—	—	—	—	—	—	(643)	(643)
Balance at September 30, 2022	$—	$436,538	$671,541	$(119,743)	$(162,277)	$826,059	$60,301	$886,360
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Dollars in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net income	$89,476	$90,822
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (recovery of provision) for credit losses	7,903	(3,186)
Depreciation of premises and equipment	3,452	3,891
Depreciation of equipment owned and leased to others	7,912	10,562
Stock-based compensation	2,510	2,962
Amortization of investment securities premiums and accretion of discounts, net	3,098	5,024
Amortization of mortgage servicing rights	1,033	1,663
Mortgage servicing rights impairment recoveries	—	(812)
Amortization of right of use assets	2,369	2,317
Deferred income taxes	(5,428)	13,087
Losses on investment securities available-for-sale	—	680
Originations of loans held for sale, net of principal collected	(73,718)	(210,256)
Proceeds from the sales of loans held for sale	85,206	194,753
Net gain on sale of loans held for sale	(1,262)	(6,206)
Net gain on sale of other real estate and repossessions	(267)	(636)
Change in interest receivable	(2,866)	1,687
Change in interest payable	1,249	(1,572)
Change in other assets	10,049	11,900
Change in other liabilities	3,650	(11,829)
Other	(2,623)	223
Net change in operating activities	131,743	105,074

Investing activities:
Proceeds from sales of investment securities available-for-sale	—	99,208
Proceeds from maturities and paydowns of investment securities available-for-sale	162,766	256,538
Purchases of investment securities available-for-sale	(304,078)	(768,238)
Net change in partnership investments	(16,917)	(15,146)
Net change in other investments	1,651	240
Loans sold or participated to others	35,252	25,970
Proceeds from principal payments on direct finance leases	48,610	27,072
Net change in loans and leases	(500,707)	72,195
Net change in equipment owned under operating leases	7,557	3,000
Purchases of premises and equipment	(1,269)	(1,389)
Proceeds from disposal of premises and equipment	18	125
Purchases of bank owned life insurance policies	(10,000)	—
Proceeds from sales of other real estate and repossessions	2,421	3,527
Net change in investing activities	(574,696)	(296,898)

Financing activities:
Net change in demand deposits and savings accounts	47,392	806,318
Net change in time deposits	(105,226)	(229,841)
Net change in short-term borrowings	140,435	65,024
Payments on long-term debt	(23,740)	(3,288)
Stock issued under stock purchase plans	252	90
Acquisition of treasury stock	(6,836)	(30,067)
Net contributions from (distributions to) noncontrolling interests	7,057	1,228
Cash dividends paid on common stock	(23,964)	(23,405)
Net change in financing activities	35,370	586,059

Net change in cash and cash equivalents	(407,583)	394,235
Cash and cash equivalents, beginning of year	525,187	243,047
Cash and cash equivalents, end of period	$117,604	$637,282
Supplemental Information:
Non-cash transactions:
Loans transferred to other real estate and repossessed assets	$1,322	$1,554
Common stock matching contribution to Employee Stock Ownership and Profit Sharing Plan	683	715
Right of use assets obtained in exchange for lease obligations	846	698
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

Note 3 — Investment Securities Available-For-Sale
The following table shows investment securities available-for-sale.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2022
U.S. Treasury and Federal agencies securities	$1,131,244	$—	$(99,667)	$1,031,577
U.S. States and political subdivisions securities	126,008	—	(10,777)	115,231
Mortgage-backed securities — Federal agencies	739,896	4	(102,210)	637,690
Corporate debt securities	16,496	—	(383)	16,113
Foreign government and other securities	600	—	(17)	583
Total debt securities available-for-sale	$2,014,244	$4	$(213,054)	$1,801,194

December 31, 2021
U.S. Treasury and Federal agencies securities	$1,093,780	$3,244	$(13,018)	$1,084,006
U.S. States and political subdivisions securities	95,700	1,130	(1,129)	95,701
Mortgage-backed securities — Federal agencies	663,441	4,745	(8,459)	659,727
Corporate debt securities	22,510	499	—	23,009
Foreign government and other securities	600	—	(2)	598
Total debt securities available-for-sale	$1,876,031	$9,618	$(22,608)	$1,863,041
Amortized cost excludes accrued interest receivable which is included in Accrued Income and Other Assets on the Consolidated Statements of Financial Condition. At September 30, 2022 and December 31, 2021, accrued interest receivable on investment securities available-for-sale was $5.30 million and $4.80 million, respectively.
At September 30, 2022 and December 31, 2021, the residential mortgage-backed securities held by the Company consisted primarily of GNMA, FNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government (Government Sponsored Enterprise, GSEs).
The following table shows the contractual maturities of investments in debt securities available-for-sale at September 30, 2022. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$85,315	$84,424
Due after one year through five years	1,118,538	1,017,205
Due after five years through ten years	39,021	32,807
Due after ten years	31,474	29,068
Mortgage-backed securities	739,896	637,690
Total debt securities available-for-sale	$2,014,244	$1,801,194

The following table summarizes gross unrealized losses and fair value by investment category and age. At September 30, 2022, the Company’s available-for-sale securities portfolio consisted of 748 securities, 728 of which were in an unrealized loss position.

	Less than 12 Months		12 months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2022
U.S. Treasury and Federal agencies securities	$344,947	$(19,238)	$686,630	$(80,429)	$1,031,577	$(99,667)
U.S. States and political subdivisions securities	80,326	(5,194)	33,630	(5,583)	113,956	(10,777)
Mortgage-backed securities - Federal agencies	332,094	(39,091)	304,448	(63,119)	636,542	(102,210)
Corporate debt securities	16,113	(383)	—	—	16,113	(383)
Foreign government and other securities	487	(13)	96	(4)	583	(17)
Total debt securities available-for-sale	$773,967	$(63,919)	$1,024,804	$(149,135)	$1,798,771	$(213,054)

December 31, 2021
U.S. Treasury and Federal agencies securities	$789,536	$(10,728)	$84,191	$(2,290)	$873,727	$(13,018)
U.S. States and political subdivisions securities	39,585	(980)	4,875	(149)	44,460	(1,129)
Mortgage-backed securities - Federal agencies	454,413	(7,312)	35,232	(1,147)	489,645	(8,459)
Corporate debt securities	—	—	—	—	—	—
Foreign government and other securities	598	(2)	—	—	598	(2)
Total debt securities available-for-sale	$1,284,132	$(19,022)	$124,298	$(3,586)	$1,408,430	$(22,608)
The Company does not consider available-for-sale securities with unrealized losses at September 30, 2022 to be experiencing credit losses and recognized no resulting allowance for credit losses. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost basis, which may be the maturity dates of the securities. The unrealized losses occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase.
The following table shows the gross realized gains and losses from the available-for-sale debt securities portfolio. Realized gains and losses of all securities are computed using the specific identification cost basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Gross realized gains	$—	$—	$—	$221
Gross realized losses	—	—	—	(901)
Net realized gains (losses)	$—	$—	$—	$(680)
At September 30, 2022 and December 31, 2021, investment securities available-for-sale with carrying values of $264.35 million and $351.13 million, respectively, were pledged as collateral for security repurchase agreements and for other purposes.
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
Commercial and agricultural – loans are to entities within the Company’s local market communities. Loans are for business or agri-business purposes and include working capital lines of credit secured by accounts receivable and inventory that are generally renewable annually and term loans secured by equipment with amortizations based on the expected life of the underlying collateral, generally three to seven years. These loans are typically further supported by personal guarantees. Commercial exposure is to a wide range of industries and services. Risks in this sector are also varied and are most impacted by general economic conditions. Risk mitigants include appropriate underwriting and monitoring and, when appropriate, government guarantees, including SBA and FSA. This portfolio sector also includes PPP loans, which are fully guaranteed by the SBA. As of September 30, 2022, PPP loan balances were $6.35 million which is net of unearned fees of $0.13 million.
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
The following table shows the amortized cost of loans and leases, segregated by portfolio segment, credit quality rating and year of origination as of September 30, 2022.

	Term Loans and Leases by Origination Year
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and agricultural
Grades 1-6	$119,558	$126,915	$86,893	$39,376	$19,329	$18,808	$397,057	$—	$807,936
Grades 7-12	3,094	2,897	124	2,358	2,509	1,399	15,445	—	27,826
Total commercial and agricultural	122,652	129,812	87,017	41,734	21,838	20,207	412,502	—	835,762
Solar
Grades 1-6	69,556	115,921	37,240	72,710	18,631	33,467	—	—	347,525
Grades 7-12	—	—	1,103	5,732	705	3,570	—	—	11,110
Total solar	69,556	115,921	38,343	78,442	19,336	37,037	—	—	358,635
Auto and light truck
Grades 1-6	394,772	186,699	74,388	41,687	12,935	4,713	—	—	715,194
Grades 7-12	6,569	5,228	7,419	3,416	2,511	2,987	—	—	28,130
Total auto and light truck	401,341	191,927	81,807	45,103	15,446	7,700	—	—	743,324
Medium and heavy duty truck
Grades 1-6	114,007	72,478	50,579	38,281	12,679	4,986	—	—	293,010
Grades 7-12	—	—	—	—	—	58	—	—	58
Total medium and heavy duty truck	114,007	72,478	50,579	38,281	12,679	5,044	—	—	293,068
Aircraft
Grades 1-6	317,174	292,885	239,238	60,565	33,028	47,775	4,530	—	995,195
Grades 7-12	592	—	578	—	—	1,630	—	—	2,800
Total aircraft	317,766	292,885	239,816	60,565	33,028	49,405	4,530	—	997,995
Construction equipment
Grades 1-6	359,702	234,401	120,431	68,480	24,452	7,729	22,426	2,975	840,596
Grades 7-12	22,162	9,618	2,466	2,081	234	55	—	1,480	38,096
Total construction equipment	381,864	244,019	122,897	70,561	24,686	7,784	22,426	4,455	878,692
Commercial real estate
Grades 1-6	208,585	170,211	128,762	115,556	108,539	189,259	296	—	921,208
Grades 7-12	280	838	7,614	6,138	48	1,297	—	—	16,215
Total commercial real estate	208,865	171,049	136,376	121,694	108,587	190,556	296	—	937,423
Residential real estate and home equity
Performing	89,237	101,190	101,388	35,269	7,274	85,733	142,535	3,779	566,405
Nonperforming	—	186	926	—	—	669	188	228	2,197
Total residential real estate and home equity	89,237	101,376	102,314	35,269	7,274	86,402	142,723	4,007	568,602
Consumer
Performing	59,856	39,184	15,115	9,045	3,854	1,032	20,323	—	148,409
Nonperforming	—	69	30	40	15	14	—	—	168
Total consumer	$59,856	$39,253	$15,145	$9,085	$3,869	$1,046	$20,323	$—	$148,577

The following table shows the amortized cost of loans and leases, segregated by portfolio segment, credit quality rating and year of origination as of December 31, 2021.

	Term Loans and Leases by Origination Year
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and agricultural
Grades 1-6	$233,512	$123,947	$60,744	$55,231	$32,545	$20,184	$364,460	$—	$890,623
Grades 7-12	4,682	194	3,667	2,373	2,004	484	14,685	—	28,089
Total commercial and agricultural	238,194	124,141	64,411	57,604	34,549	20,668	379,145	—	918,712
Solar
Grades 1-6	159,244	42,073	81,593	18,979	34,889	3,780	—	—	340,558
Grades 7-12	—	1,138	5,882	724	—	—	—	—	7,744
Total solar	159,244	43,211	87,475	19,703	34,889	3,780	—	—	348,302
Auto and light truck
Grades 1-6	331,105	122,709	72,580	24,965	11,814	901	—	—	564,074
Grades 7-12	10,828	11,752	7,467	3,859	4,876	919	—	—	39,701
Total auto and light truck	341,933	134,461	80,047	28,824	16,690	1,820	—	—	603,775
Medium and heavy duty truck
Grades 1-6	92,252	68,354	57,967	23,210	12,419	5,265	—	—	259,467
Grades 7-12	—	—	—	—	—	273	—	—	273
Total medium and heavy duty truck	92,252	68,354	57,967	23,210	12,419	5,538	—	—	259,740
Aircraft
Grades 1-6	384,895	290,897	85,916	45,848	47,025	29,435	4,844	—	888,860
Grades 7-12	1,141	649	—	4,670	454	2,627	—	—	9,541
Total aircraft	386,036	291,546	85,916	50,518	47,479	32,062	4,844	—	898,401
Construction equipment
Grades 1-6	314,044	201,032	109,029	47,693	13,501	5,031	18,937	4,594	713,861
Grades 7-12	26,650	8,709	1,983	797	80	—	—	2,193	40,412
Total construction equipment	340,694	209,741	111,012	48,490	13,581	5,031	18,937	6,787	754,273
Commercial real estate
Grades 1-6	230,701	150,144	146,374	141,838	126,642	112,243	391	—	908,333
Grades 7-12	218	5,921	7,159	491	6,208	1,011	—	—	21,008
Total commercial real estate	230,919	156,065	153,533	142,329	132,850	113,254	391	—	929,341
Residential real estate and home equity
Performing	105,345	114,682	41,185	9,706	11,720	89,646	122,281	4,555	499,120
Nonperforming	—	—	—	13	421	655	293	88	1,470
Total residential real estate and home equity	105,345	114,682	41,185	9,719	12,141	90,301	122,574	4,643	500,590
Consumer
Performing	58,866	24,307	17,031	8,284	2,263	697	21,378	—	132,826
Nonperforming	37	107	43	30	33	4	—	—	254
Total consumer	$58,903	$24,414	$17,074	$8,314	$2,296	$701	$21,378	$—	$133,080

The following table shows the amortized cost of loans and leases, segregated by portfolio segment, with delinquency aging and nonaccrual status.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Total Accruing Loans	Nonaccrual	Total Financing Receivables
September 30, 2022
Commercial and agricultural	$834,918	$360	$41	$—	$835,319	$443	$835,762
Solar	358,635	—	—	—	358,635	—	358,635
Auto and light truck	725,421	234	—	—	725,655	17,669	743,324
Medium and heavy duty truck	293,010	—	—	—	293,010	58	293,068
Aircraft	995,787	—	1,630	—	997,417	578	997,995
Construction equipment	872,660	1,568	217	—	874,445	4,247	878,692
Commercial real estate	934,804	—	—	—	934,804	2,619	937,423
Residential real estate and home equity	565,712	508	185	166	566,571	2,031	568,602
Consumer	147,874	446	89	—	148,409	168	148,577
Total	$5,728,821	$3,116	$2,162	$166	$5,734,265	$27,813	$5,762,078

December 31, 2021
Commercial and agricultural	$916,659	$—	$—	$—	$916,659	$2,053	$918,712
Solar	348,302	—	—	—	348,302	—	348,302
Auto and light truck	579,605	—	—	—	579,605	24,170	603,775
Medium and heavy duty truck	259,467	—	—	—	259,467	273	259,740
Aircraft	894,092	1,130	2,530	—	897,752	649	898,401
Construction equipment	745,870	1,313	—	—	747,183	7,090	754,273
Commercial real estate	926,345	—	—	—	926,345	2,996	929,341
Residential real estate and home equity	498,854	212	54	245	499,365	1,225	500,590
Consumer	132,464	332	30	4	132,830	250	133,080
Total	$5,301,658	$2,987	$2,614	$249	$5,307,508	$38,706	$5,346,214
Accrued interest receivable on loans and leases at September 30, 2022 and December 31, 2021 was $15.19 million and $12.94 million, respectively.
There were no loan and lease modifications classified as a troubled debt restructuring (TDR) during the three and nine months ended September 30, 2022. There was one nonperforming loan and lease modification classified as a troubled debt restructuring (TDR) during the three and nine months ended September 30, 2021. The classification between nonperforming and performing is determined at the time of modification. Modification programs focus on extending maturity dates or modifying payment patterns with most TDRs experiencing a combination of concessions. Modifications do not result in the contractual forgiveness of principal or interest. There were no modifications during the three and nine months ended September 30, 2022 and one modification during the three and nine months ended September 30, 2021 that resulted in an interest rate below market rate.
There were no TDRs which had a payment default within the twelve months following modification during the three months ended September 30, 2022 and one TDR which had a payment default within the twelve months following modification during the nine months ended September 30, 2022. There were no TDRs which had payment defaults within the twelve months following modification during the three and nine months ended September 30, 2021. Default occurs when a loan or lease is 90 days or more past due under the modified terms or transferred to nonaccrual.
The following table shows the recorded investment of loans and leases classified as troubled debt restructurings as of September 30, 2022 and December 31, 2021.

(Dollars in thousands)	September 30, 2022	December 31, 2021
Performing TDRs	$—	$319
Nonperforming TDRs	4,042	6,742
Total TDRs	$4,042	$7,061

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

The following table shows the changes in the allowance for loan and lease losses, segregated by portfolio segment, for the three months ended September 30, 2022 and 2021.

(Dollars in thousands)	Commercial and agricultural	Solar	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer	Total
September 30, 2022
Balance, beginning of period	$16,110	$6,652	$19,057	$6,709	$36,987	$21,171	$18,416	$5,779	$1,984	$132,865
Charge-offs	414	—	66	—	—	—	—	17	223	720
Recoveries	39	—	91	—	176	11	17	1	89	424
Net charge-offs (recoveries)	375	—	(25)	—	(176)	(11)	(17)	16	134	296
Provision (recovery of provision)	412	142	(85)	304	132	1,667	57	306	232	3,167
Balance, end of period	$16,147	$6,794	$18,997	$7,013	$37,295	$22,849	$18,490	$6,069	$2,082	$135,736

September 30, 2021
Balance, beginning of period	$14,832	$5,867	$27,221	$5,888	$35,301	$17,908	$22,578	$5,066	$1,700	$136,361
Charge-offs	21	—	407	—	—	551	—	—	98	1,077
Recoveries	176	—	479	—	153	170	—	3	49	1,030
Net charge-offs (recoveries)	(155)	—	(72)	—	(153)	381	—	(3)	49	47
Provision (recovery of provision)	179	(15)	(1,451)	(158)	975	(1,083)	(1,253)	96	151	(2,559)
Balance, end of period	$15,166	$5,852	$25,842	$5,730	$36,429	$16,444	$21,325	$5,165	$1,802	$133,755

The following table shows the changes in the allowance for loan and lease losses, segregated by portfolio segment, for the nine months ended September 30, 2022 and 2021.

(Dollars in thousands)	Commercial and agricultural	Solar	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer	Total
September 30, 2022
Balance, beginning of period	$15,409	$6,585	$19,624	$6,015	$33,628	$19,673	$19,691	$5,084	$1,783	$127,492
Charge-offs	453	—	98	—	—	48	—	27	545	1,171
Recoveries	46	—	212	—	653	11	43	129	418	1,512
Net charge-offs (recoveries)	407	—	(114)	—	(653)	37	(43)	(102)	127	(341)
Provision (recovery of provision)	1,145	209	(741)	998	3,014	3,213	(1,244)	883	426	7,903
Balance, end of period	$16,147	$6,794	$18,997	$7,013	$37,295	$22,849	$18,490	$6,069	$2,082	$135,736

September 30, 2021
Balance, beginning of period	$16,680	$5,549	$28,926	$6,400	$34,053	$19,166	$22,758	$5,374	$1,748	$140,654
Charge-offs	307	—	5,060	—	—	559	—	42	355	6,323
Recoveries	694	—	664	—	513	424	19	14	282	2,610
Net charge-offs (recoveries)	(387)	—	4,396	—	(513)	135	(19)	28	73	3,713
Provision (recovery of provision)	(1,901)	303	1,312	(670)	1,863	(2,587)	(1,452)	(181)	127	(3,186)
Balance, end of period	$15,166	$5,852	$25,842	$5,730	$36,429	$16,444	$21,325	$5,165	$1,802	$133,755
The allowance for credit losses increased during the quarter in response to loan growth. The forecast adjustment was maintained quarter over quarter as previous period adjustments remain pertinent. Risk during the forecast period was attributable to a weakened domestic GDP outlook, continued geopolitical uncertainty, ongoing supply chain difficulties, and persistent inflation. Credit quality remains on an improving trend as evidenced by declining total special attention credit outstandings and minimal charge-off activity during the quarter. This quarter, increases in the allowance for various portfolios were driven by loan growth, particularly in the construction equipment, aircraft, medium and heavy duty truck, and residential real estate portfolios. The decrease in the auto and light truck portfolio was due to continued amortization of special attention credits in the highly reserved bus segment, offset partially by loan growth in the lower reserved auto rental and leasing segments.
Commercial and agricultural – the decline in loan balances year-to-date was attributable to PPP debt forgiveness coupled with a modest decline in loans in our core businesses. The small increase in the allowance year-to-date was principally due to the impact of the previous quarter’s changes in the forecast adjustment.
Solar – the allowance increased primarily due to loan growth during the quarter. Credit quality is stable.
Auto and light truck – the allowance decreased as a result of lower outstanding loan balances in the higher risk bus segment of the portfolio, which was significantly impacted by the pandemic. The decline in allowance attributable to the bus segment was substantially offset by loan growth in the auto rental and leasing segments, which carry lower loss ratios.
Medium and heavy duty truck – the allowance increased due to higher loan outstandings during the quarter and increases in the forecast adjustment in prior quarters. Credit quality metrics continued to be relatively strong for this portfolio. Energy price volatility and driver availability remain a challenge.
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
Commercial real estate – the allowance increased slightly during the quarter due to loan growth. The decrease in allowance year-to-date was a result of the removal of COVID-19-related qualitative adjustment factors in prior periods.
Residential real estate and home equity – the allowance increased primarily due to loan growth.
Consumer – the allowance increased primarily due to loan growth.

Economic Outlook
As of September 30, 2022, the most significant economic factors impacting the Company’s loan portfolios are the weakening domestic growth outlook, the ongoing war in Ukraine and resultant increased uncertainty for the U.S. economy, and additional inflationary pressures, further aggravated by supply chain disruptions. Domestically, direct impacts of COVID-19 appear to be waning but the pandemic’s residual impact remains rooted in supply chain difficulties, labor constraints, and ongoing inflationary pressures. The Company remains watchful of COVID-19 surges and new variants. The forecast considers global and domestic economic impacts from these factors as well as other key economic factors such as change in Gross Domestic Product and unemployment which may impact our clients. The Company’s assumption was that economic growth will slow markedly in 2022 and 2023 and inflation will remain well above the 2% Federal Reserve target rate resulting in an adverse impact on the loan and lease portfolio over the next two years.
As a result of geopolitical risks and economic uncertainty, the Company’s future loss estimates may vary considerably from the September 30, 2022 assumptions.
Liability for Credit Losses on Unfunded Loan Commitments
The liability for credit losses inherent in unfunded loan commitments is included in Accrued Expenses and Other Liabilities on the Consolidated Statements of Financial Condition. The following table shows the changes in the liability for credit losses on unfunded loan commitments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Balance, beginning of period	$5,497	$4,317	$4,196	$4,499
(Recovery of provision) provision	(281)	46	1,020	(136)
Balance, end of period	$5,216	$4,363	$5,216	$4,363
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Direct finance leases:
Interest income on lease receivable	$2,402	$1,629	$6,112	$4,880

Operating leases:
Income related to lease payments	$2,761	$3,946	$9,718	$12,830
Depreciation expense	2,233	3,239	7,912	10,562
Income related to reimbursements from lessees for personal property tax on operating leased equipment for the three months ended September 30, 2022 and 2021 was $0.08 million and $0.02 million, respectively and for the nine months ended September 30, 2022 and 2021 was $0.31 million and $0.40 million, respectively. Expense related to personal property tax payments on operating leased equipment for the three months ended September 30, 2022 and 2021 was $0.08 million and $0.02 million, respectively and for the nine months ended September 30, 2022 and 2021 was $0.31 million and $0.40 million.

Note 7 — Mortgage Servicing Rights
The Company recognizes the rights to service residential mortgage loans for others as separate assets, whether the servicing rights are acquired through a separate purchase or through the sale of originated loans with servicing rights retained. The Company allocates a portion of the total proceeds of a mortgage loan to servicing rights based on the relative fair value. The unpaid principal balance of residential mortgage loans serviced for third parties was $866.25 million and $883.90 million at September 30, 2022 and December 31, 2021, respectively.
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
The following table shows changes in the carrying value of MSRs and the associated valuation allowance.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Mortgage servicing rights:
Balance at beginning of period	$4,443	$4,678	$4,671	$4,616
Additions	152	395	660	1,566
Amortization	(297)	(554)	(1,033)	(1,663)
Carrying value before valuation allowance at end of period	4,298	4,519	4,298	4,519
Valuation allowance:
Balance at beginning of period	—	(223)	—	(812)
Impairment recoveries	—	223	—	812
Balance at end of period	$—	$—	$—	$—
Net carrying value of mortgage servicing rights at end of period	$4,298	$4,519	$4,298	$4,519
Fair value of mortgage servicing rights at end of period	$7,493	$4,999	$7,493	$4,999
At September 30, 2022 and 2021, the fair value of MSRs exceeded the carrying value reported in the Consolidated Statements of Financial Condition by $3.20 million and $0.48 million, respectively. This difference represents increases in the fair value of certain MSRs that could not be recorded above cost basis.
Mortgage loan contractual servicing fees, including late fees and ancillary income, were $0.69 million and $0.81 million for the three months ended September 30, 2022 and 2021, respectively. Mortgage loan contractual servicing fees, including late fees and ancillary income, were $2.13 million and $2.40 million for the nine months ended September 30, 2022 and 2021, respectively. Mortgage loan contractual servicing fees are included in Mortgage Banking on the Consolidated Statements of Income.
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
The following table shows financial instruments whose contract amounts represent credit risk.

(Dollars in thousands)	September 30, 2022	December 31, 2021
Amounts of commitments:
Loan commitments to extend credit	$1,199,066	$1,148,984
Standby letters of credit	$18,761	$24,657
Commercial and similar letters of credit	$400	$8,531
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
The following table shows the amounts of non-hedging derivative financial instruments.

		Asset derivatives		Liability derivatives
(Dollars in thousands)	Notional or contractual amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
September 30, 2022
Interest rate swap contracts	$947,564	Other assets	$26,918	Other liabilities	$27,424
Loan commitments	1,460	Mortgages held for sale	28	N/A	—
Forward contracts - mortgage loan	2,250	Mortgages held for sale	82	N/A	—
Total	$951,274		$27,028		$27,424

December 31, 2021
Interest rate swap contracts	$1,064,721	Other assets	$20,735	Other liabilities	$21,172
Loan commitments	15,086	Mortgages held for sale	452	N/A	—
Forward contracts - mortgage loan	22,000	N/A	—	Mortgages held for sale	11
Total	$1,101,807		$21,187		$21,183

The following table shows the amounts included in the Consolidated Statements of Income for non-hedging derivative financial instruments.

		Gain (loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	Statement of Income classification	2022	2021	2022	2021
Interest rate swap contracts	Other expense	$(252)	$101	$(69)	$420
Interest rate swap contracts	Other income	83	69	83	307
Loan commitments	Mortgage banking	(197)	(75)	(424)	(704)
Forward contracts - mortgage loan	Mortgage banking	83	246	93	512
Total		$(283)	$341	$(317)	$535
The following table shows the offsetting of financial assets and derivative assets.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2022
Interest rate swaps	$26,918	$—	$26,918	$—	$25,735	$1,183

December 31, 2021
Interest rate swaps	$24,436	$3,701	$20,735	$—	$—	$20,735
The following table shows the offsetting of financial liabilities and derivative liabilities.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
September 30, 2022
Interest rate swaps	$27,424	$—	$27,424	$—	$—	$27,424
Repurchase agreements	130,192	—	130,192	130,192	—	—
Total	$157,616	$—	$157,616	$130,192	$—	$27,424

December 31, 2021
Interest rate swaps	$24,873	$3,701	$21,172	$20,498	$—	$674
Repurchase agreements	194,727	—	194,727	194,727	—	—
Total	$219,600	$3,701	$215,899	$215,225	$—	$674
If a default in performance of any obligation of a repurchase agreement occurs, each party will set-off property held in respect of transactions against obligations owing in respect of any other transactions. At September 30, 2022 and December 31, 2021, repurchase agreements had a remaining contractual maturity of $126.92 million and $191.47 million in overnight and $3.27 million and $3.26 million in up to 30 days, respectively and were collateralized by U.S. Treasury and Federal agencies securities.
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
The Company is involved in various entities that are considered to be VIEs. The Company’s investments in VIEs are primarily related to investments promoting affordable housing, community development and renewable energy sources. Some of these tax-advantaged investments support the Company’s regulatory compliance with the Community Reinvestment Act. The Company’s investments in these entities generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. Tax credits from affordable housing investments and community development investments are recognized as a reduction of tax expense. Investments in renewable energy sources qualify for investment tax credits which are recognized as a reduction to the related investment asset. The Company recognized federal income tax credits related to its affordable housing and community development tax-advantaged investments in tax expense of $0.52 million and $0.55 million for the three months ended September 30, 2022 and 2021, respectively and $1.55 million and $1.56 million for the nine months ended September 30, 2022 and 2021, respectively. The Company also recognized $0.00 million and $0.32 million of investment tax credits for the three months ended September 30, 2022 and 2021, respectively and $9.48 million and $3.32 million for the nine months ended September 30, 2022 and 2021, respectively.
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

(Dollars in thousands)	September 30, 2022	December 31, 2021
Investment carrying amount	$55,546	$35,968
Unfunded capital and other commitments	51,428	29,670
Maximum exposure to loss	50,048	50,319
The Company is required to consolidate VIEs in which it has concluded it has significant involvement in and the ability to direct the activities that impact the entity’s economic performance. The Company is the managing general partner of entities to which it shares interest in tax-advantaged investments with third parties. At September 30, 2022 and December 31, 2021, approximately $66.91 million and $59.08 million of the Company’s assets and $0.00 million and $0.00 million of its liabilities included on the Consolidated Statements of Financial Condition were related to tax-advantaged investment VIEs which the Company has consolidated, respectively. The assets of the consolidated VIEs are reported in Other Assets, the liabilities are reported in Other Liabilities and the non-controlling interest is reported in Equity on the Consolidated Statements of Financial Condition. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIE do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIE is generally limited to the carrying value of its variable interest plus any related tax credits previously recognized.

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
The following table shows subordinated notes at September 30, 2022.

(Dollars in thousands)	Amount of Subordinated Notes	Interest Rate	Maturity Date
June 2007 issuance (1)	$41,238	7.22%	6/15/2037
August 2007 issuance (2)	17,526	4.77%	9/15/2037
Total	$58,764

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
Stock options, where the exercise price was greater than the average market price of the common shares, were excluded from the computation of diluted earnings per common share because the result would have been antidilutive. There were no stock options outstanding as of September 30, 2022 and 2021. The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands - except per share amounts)	2022	2021	2022	2021
Distributed earnings allocated to common stock	$7,890	$7,749	$23,230	$22,681
Undistributed earnings allocated to common stock	24,571	24,472	65,489	67,422
Net earnings allocated to common stock	32,461	32,221	88,719	90,103
Net earnings allocated to participating securities	276	262	722	708
Net income allocated to common stock and participating securities	$32,737	$32,483	$89,441	$90,811

Weighted average shares outstanding for basic earnings per common share	24,656,736	24,919,956	24,697,106	25,126,703
Dilutive effect of stock compensation	—	—	—	—
Weighted average shares outstanding for diluted earnings per common share	24,656,736	24,919,956	24,697,106	25,126,703

Basic earnings per common share	$1.32	$1.29	$3.59	$3.59
Diluted earnings per common share	$1.32	$1.29	$3.59	$3.59

Note 12 — Stock Based Compensation
As of September 30, 2022, the Company had four active stock-based employee compensation plans, which are more fully described in Note 16 of the Consolidated Financial Statements in 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2021. These plans include three executive stock award plans, the Executive Incentive Plan (EIP), the Restricted Stock Award Plan (RSAP), the Strategic Deployment Incentive Plan (SDP); and the Employee Stock Purchase Plan. The 2011 Stock Option Plan was approved by the shareholders on April 21, 2011 but the Company had not made any grants through September 30, 2022.
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
Total fair value of options vested and expensed was zero for the nine months ended September 30, 2022 and 2021. As of September 30, 2022 and 2021 there were no outstanding stock options. There were no stock options exercised during the nine months ended September 30, 2022 and 2021. All shares issued in connection with stock option exercises are issued from available treasury stock.
As of September 30, 2022, there was $8.70 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 3.24 years.
Note 13 — Accumulated Other Comprehensive Income (Loss)
The following table presents reclassifications out of accumulated other comprehensive income (loss) related to unrealized gains and losses on available-for-sale securities.

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Statements of Income
(Dollars in thousands)	2022	2021	2022	2021
Realized losses included in net income	$—	$—	$—	$(680)	Losses on investment securities available-for-sale
	—	—	—	(680)	Income before income taxes
Tax effect	—	—	—	164	Income tax expense
Net of tax	$—	$—	$—	$(516)	Net income

Note 14 — Income Taxes
The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized was zero at September 30, 2022 and December 31, 2021. Interest and penalties are recognized through the income tax provision. For the three and nine months ended September 30, 2022 and 2021, the Company recognized no interest or penalties. There were no accrued interest and penalties at September 30, 2022 and December 31, 2021.
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
The Company elected fair value accounting for mortgages held for sale and for its best-efforts forward sales commitments. The Company economically hedges its mortgages held for sale at the time the interest rate locks are issued to the customers. The Company believes the election for mortgages held for sale will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives or best-best efforts forward sales commitments. At September 30, 2022 and December 31, 2021, all mortgages held for sale were carried at fair value.
The following table shows the differences between the fair value carrying amount of mortgages held for sale measured at fair value and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity.

(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Excess of fair value carrying amount over (under) unpaid principal
September 30, 2022
Mortgages held for sale reported at fair value	$3,058	$2,942	$116	(1)

December 31, 2021
Mortgages held for sale reported at fair value	$13,284	$12,456	$828	(1)

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

The following table shows the balance of assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2022
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$570,045	$461,532	$—	$1,031,577
U.S. States and political subdivisions securities	—	110,833	4,398	115,231
Mortgage-backed securities — Federal agencies	—	637,690	—	637,690
Corporate debt securities	—	16,113	—	16,113
Foreign government and other securities	—	583	—	583
Total debt securities available-for-sale	570,045	1,226,751	4,398	1,801,194
Mortgages held for sale	—	3,058	—	3,058
Accrued income and other assets (interest rate swap agreements)	—	26,918	—	26,918
Total	$570,045	$1,256,727	$4,398	$1,831,170

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$27,424	$—	$27,424
Total	$—	$27,424	$—	$27,424

December 31, 2021
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$561,950	$522,056	$—	$1,084,006
U.S. States and political subdivisions securities	—	93,852	1,849	95,701
Mortgage-backed securities — Federal agencies	—	659,727	—	659,727
Corporate debt securities	—	23,009	—	23,009
Foreign government and other securities	—	598	—	598
Total debt securities available-for-sale	561,950	1,299,242	1,849	1,863,041
Mortgages held for sale	—	13,284	—	13,284
Accrued income and other assets (interest rate swap agreements)	—	20,735	—	20,735
Total	$561,950	$1,333,261	$1,849	$1,897,060

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$21,172	$—	$21,172
Total	$—	$21,172	$—	$21,172

The following table shows changes in Level 3 assets measured at fair value on a recurring basis for the quarter ended September 30, 2022 and 2021.

(Dollars in thousands)	U.S. States and political subdivisions securities
Beginning balance July 1, 2022	$4,515
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income (loss)	(32)
Purchases	—
Issuances	—
Sales	—
Settlements	—
Maturities	(85)
Transfers into Level 3	—
Transfers out of Level 3	—
Ending balance September 30, 2022	$4,398

Beginning balance July 1, 2021	$1,921
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income (loss)	(7)
Purchases	—
Issuances	—
Sales	—
Settlements	—
Maturities	(85)
Transfers into Level 3	—
Transfers out of Level 3	—
Ending balance September 30, 2021	$1,829
There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2022 or 2021.
The following table shows the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a recurring basis.

(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
September 30, 2022
Debt securities available-for sale
Direct placement municipal securities	$4,398	Discounted cash flows	Credit spread assumption	4.17% - 4.97%	4.79%

December 31, 2021
Debt securities available-for sale
Direct placement municipal securities	$1,849	Discounted cash flows	Credit spread assumption	0.04% - 2.31%	1.58%
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
For assets measured at fair value on a nonrecurring basis the following represents impairment charges (recoveries) recognized on these assets during the quarter ended September 30, 2022: collateral-dependent impaired loans - $0.00 million; mortgage servicing rights - $0.00 million; repossessions - $0.00 million; and other real estate - $0.00 million.

The following table shows the carrying value of assets measured at fair value on a non-recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2022
Collateral-dependent impaired loans	$—	$—	$851	$851
Accrued income and other assets (mortgage servicing rights)	—	—	4,298	4,298
Accrued income and other assets (repossessions)	—	—	26	26
Total	$—	$—	$5,175	$5,175

December 31, 2021
Collateral-dependent impaired loans	$—	$—	$571	$571
Accrued income and other assets (mortgage servicing rights)	—	—	4,671	4,671
Accrued income and other assets (repossessions)	—	—	861	861
Total	$—	$—	$6,103	$6,103
The following table below shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a non-recurring basis.

(Dollars in thousands)	Carrying Value	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
September 30, 2022
Collateral-dependent impaired loans	$851	$851	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	20% - 90%	36.2%

Mortgage servicing rights	4,298	7,493	Discounted cash flows	Constant prepayment rate (CPR)	7.4% - 10.4%	9.6%
				Discount rate	11.9% - 14.7%	12.0%

Repossessions	26	30	Appraisals, trade publications and auction values	Discount for lack of marketability	0% - 13%	13%

December 31, 2021
Collateral-dependent impaired loans	$571	$571	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	20% - 90%	43.1%

Mortgage servicing rights	4,671	5,640	Discounted cash flows	Constant prepayment rate (CPR)	11.8% - 18.5%	16.4%
				Discount rate	8.6% - 11.5%	8.8%

Repossessions	861	942	Appraisals, trade publications and auction values	Discount for lack of marketability	0% - 21%	2%
GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.

The following table shows the fair values of the Company’s financial instruments.

(Dollars in thousands)	Carrying or Contract Value	Fair Value	Level 1	Level 2	Level 3
September 30, 2022
Assets:
Cash and due from banks	$86,952	$86,952	$86,952	$—	$—
Federal funds sold and interest bearing deposits with other banks	30,652	30,652	30,652	—	—
Investment securities, available-for-sale	1,801,194	1,801,194	570,045	1,226,751	4,398
Other investments	25,538	25,538	25,538	—	—
Mortgages held for sale	3,058	3,058	—	3,058	—
Loans and leases, net of allowance for loan and lease losses	5,626,342	5,533,010	—	—	5,533,010
Mortgage servicing rights	4,298	7,493	—	—	7,493
Accrued interest receivable	20,625	20,625	—	20,625	—
Interest rate swaps	26,918	26,918	—	26,918	—
Liabilities:
Deposits	$6,621,231	$6,602,827	$5,842,321	$760,506	$—
Short-term borrowings	340,462	340,462	143,181	197,281	—
Long-term debt and mandatorily redeemable securities	47,587	46,052	—	46,052	—
Subordinated notes	58,764	48,394	—	48,394	—
Accrued interest payable	3,133	3,133	—	3,133	—
Interest rate swaps	27,424	27,424	—	27,424	—
Off-balance-sheet instruments *	—	120	—	120	—

December 31, 2021
Assets:
Cash and due from banks	$54,420	$54,420	$54,420	$—	$—
Federal funds sold and interest bearing deposits with other banks	470,767	470,767	470,767	—	—
Investment securities, available-for-sale	1,863,041	1,863,041	561,950	1,299,242	1,849
Other investments	27,189	27,189	27,189	—	—
Mortgages held for sale	13,284	13,284	—	13,284	—
Loans and leases, net of allowance for loan and lease losses	5,218,722	5,269,551	—	—	5,269,551
Mortgage servicing rights	4,671	5,640	—	—	5,640
Accrued interest receivable	17,760	17,760	—	17,760	—
Interest rate swaps	20,735	20,735	—	20,735	—
Liabilities:
Deposits	$6,679,065	$6,680,163	$5,794,928	$885,235	$—
Short-term borrowings	200,027	200,027	192,801	7,226	—
Long-term debt and mandatorily redeemable securities	71,251	71,305	—	71,305	—
Subordinated notes	58,764	58,553	—	58,553	—
Accrued interest payable	1,885	1,885	—	1,885	—
Interest rate swaps	21,172	21,172	—	21,172	—
Off-balance-sheet instruments *	—	364	—	364	—

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
ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis is presented to provide information concerning 1st Source Corporation and its subsidiaries’ (collectively referred to as “the Company”, “we”, and “our”) financial condition as of September 30, 2022, as compared to December 31, 2021, and the results of operations for the three and nine months ended September 30, 2022 and 2021. This discussion and analysis should be read in conjunction with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2021 Annual Report.
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
FINANCIAL CONDITION
Our total assets at September 30, 2022 were $8.10 billion, an increase of $1.20 million or 0.01% from December 31, 2021. Total investment securities available-for-sale were $1.80 billion, a decrease of $61.85 million or 3.32% from December 31, 2021. The largest contributor to the decrease in investment securities available-for-sale was negative market value adjustments due to temporary, non-credit-related, net unrealized losses as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. Federal funds sold and interest bearing deposits with other banks were $30.65 million, a decrease of $440.12 million or 93.49% from December 31, 2021. The decrease in federal funds sold and interest bearing deposits with other banks was due to lower interest bearing deposits at the Federal Reserve Bank mainly from funding loan growth.
Total loans and leases were $5.76 billion, an increase of $415.86 million or 7.78% from December 31, 2021. The largest contributors to the increase in loans and leases was growth in the auto and light truck, construction equipment and aircraft portfolios offset by approximately $69 million of Paycheck Protection Program loans forgiven by the SBA during 2022. As of September 30, 2022, total PPP loans were $6.35 million which is net of unearned fees of $0.13 million and located within the commercial and agricultural portfolio. Our foreign loan and lease balances, all denominated in U.S. dollars were $239.80 million and $193.31 million as of September 30, 2022 and December 31, 2021, respectively. Foreign loans and leases are in aircraft financing. Loan and lease balances to borrowers in Brazil and Mexico were $79.29 million and $131.39 million as of September 30, 2022, respectively, compared to $65.24 million and $117.90 million as of December 31, 2021, respectively. As of September 30, 2022 and December 31, 2021 there was not a significant concentration in any other country.
Equipment owned under operating leases was $32.96 million, a decrease of $15.47 million, or 31.94% compared to December 31, 2021. The largest contributor to the decrease in equipment owned under operating leases was reduced leasing volume primarily due to a change in customer preferences and competitive pricing pressure for new business.

Total deposits were $6.62 billion, a decrease of $57.83 million or 0.87% from the end of 2021. The largest contributor to the decrease in total deposits was a decrease in time deposits offset by an increase in interest-bearing public fund deposits. Short-term borrowings were $340.46 million, an increase of $140.44 million or 70.21% from December 31, 2021 due primarily to increased short-term FHLB borrowings largely to support strong loan growth. Long-term debt and mandatorily redeemable securities were $47.59 million, a decrease of $23.66 million or 33.21% from December 31, 2021 due primarily to a decrease in long-term FHLB borrowings. Accrued expenses and other liabilities were $143.08 million, an increase of $25.36 million or 21.55% from December 31, 2021 primarily due to an increase in unfunded partnership commitments and the fair value of interest rate swap contracts with customers.
The following table shows accrued income and other assets.

(Dollars in thousands)	September 30, 2022	December 31, 2021
Accrued income and other assets:
Bank owned life insurance cash surrender value	$82,655	$71,466
Operating lease right of use assets	20,548	22,071
Accrued interest receivable	20,625	17,760
Mortgage servicing rights	4,298	4,671
Repossessions	26	861
Partnership investments carrying amount	122,453	95,045
All other assets	111,433	57,595
Total accrued income and other assets	$362,038	$269,469
The largest contributors to the increase in accrued income and other assets from December 31, 2021 was higher partnership investments carrying amounts, bank owned life insurance cash surrender value, and deferred tax assets related to available-for-sale debt securities included in all other assets above.
CAPITAL
As of September 30, 2022, total shareholders’ equity was $826.06 million, down $90.20 million, or 9.84% from the $916.26 million at December 31, 2021. In addition to net income of $89.44 million, other significant changes in shareholders’ equity during the first nine months of 2022 included $23.30 million of dividends paid and $6.84 million in common stock acquired for treasury. The accumulated other comprehensive loss component of shareholders’ equity increased to $162.28 million at September 30, 2022, compared to $9.86 million at December 31, 2021 due to changes in interest rates, market spreads and market conditions on our available-for-sale investment portfolio. Our shareholders’ equity-to-assets ratio was 10.20% as of September 30, 2022, compared to 11.32% at December 31, 2021. Book value per common share declined to $33.50 at September 30, 2022, from $37.04 at December 31, 2021 primarily due to an increase in accumulated other comprehensive losses.
We declared and paid cash dividends per common share of $0.32 during the third quarter of 2022. The trailing four quarters dividend payout ratio, representing cash dividends per common share divided by diluted earnings per common share, was 26.54%. The dividend payout is continually reviewed by management and the Board of Directors subject to the Company’s capital and dividend policy.
The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations.

The actual capital amounts and ratios of 1st Source Corporation and 1st Source Bank as of September 30, 2022, are presented in the table below.

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$1,111,003	16.50%	$538,728	8.00%	$707,080	10.50%	$673,410	10.00%
1st Source Bank	1,036,300	15.40	538,348	8.00	706,582	10.50	672,935	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	1,026,126	15.24	404,046	6.00	572,398	8.50	538,728	8.00
1st Source Bank	951,481	14.14	403,761	6.00	571,995	8.50	538,348	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	908,825	13.50	303,034	4.50	471,387	7.00	437,716	6.50
1st Source Bank	891,180	13.24	302,821	4.50	471,055	7.00	437,408	6.50
Tier 1 Capital (to Average Assets):
1st Source Corporation	1,026,126	12.69	323,538	4.00	N/A	N/A	404,422	5.00
1st Source Bank	951,481	11.77	323,394	4.00	N/A	N/A	404,242	5.00
PPP loan balances have been assigned a zero percent risk weight and therefore had no impact on our total risk-weighted assets at September 30, 2022.
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
We have borrowing sources available to supplement deposits and meet our funding needs. 1st Source Bank has established relationships with several banks to provide short term borrowings in the form of federal funds purchased. At September 30, 2022, we had $15.00 million of borrowings in the federal funds market. We could borrow $230.00 million in additional funds for a short time from these banks on a collective basis. As of September 30, 2022, we had $213.09 million outstanding in FHLB advances and could borrow an additional $337.68 million contingent on the FHLB activity-based stock ownership requirement. We also had no outstandings with the FRB and could borrow $468.00 million as of September 30, 2022.
Our loan to asset ratio was 71.16% at September 30, 2022 compared to 66.03% at December 31, 2021 and 67.29% at September 30, 2021. Cash and cash equivalents totaled $117.60 million at September 30, 2022 compared to $525.19 million at December 31, 2021 and $637.28 million at September 30, 2021. The decrease in cash and cash equivalents was primarily due to a reduction in excess liquidity from fewer PPP loan forgiveness proceeds and positive loan growth. At September 30, 2022, the Consolidated Statements of Financial Condition was rate sensitive by $307.87 million more liabilities than assets scheduled to reprice within one year, or approximately 0.91%. Management believes that the present funding sources provide adequate liquidity to meet our cash flow needs.
Under Indiana law governing the collateralization of public fund deposits, the Indiana Board of Depositories determines which financial institutions are required to pledge collateral based on the strength of their financial ratings. We have been informed that no collateral is required for our public fund deposits. However, the Board of Depositories could alter this requirement in the future and adversely impact our liquidity. Our potential liquidity exposure if we must pledge collateral is approximately $981 million.
RESULTS OF OPERATIONS
Net income available to common shareholders for the three and nine month period ended September 30, 2022 was $32.74 million and $89.44 million, compared to $32.48 million and $90.81 million for the same periods in 2021. Diluted net income per common share was $1.32 and $3.59 for the three and nine month periods ended September 30, 2022, compared to $1.29 and $3.59 earned for the same periods in 2021. Return on average common shareholders’ equity was 13.56% for the nine months ended September 30, 2022, compared to 13.45% in 2021. The return on total average assets was 1.49% for the nine months ended September 30, 2022, compared to 1.60% in 2021.

Net income decreased for the nine months ended September 30, 2022 compared to the first nine months of 2021. The provision for credit losses increased and noninterest income decreased offset by an increase to net interest income and a decrease to noninterest expense. Details of the changes in the various components of net income are discussed further below.
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
DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL

				Three Months Ended
	September 30, 2022			June 30, 2022			September 30, 2021
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
ASSETS
Investment securities available-for-sale:
Taxable	$1,816,138	$6,691	1.46%	$1,805,044	$6,289	1.40%	$1,451,523	$4,533	1.24%
Tax exempt(1)	47,841	426	3.53%	30,930	195	2.53%	30,493	172	2.24%
Mortgages held for sale	4,272	58	5.39%	4,889	52	4.27%	17,750	120	2.68%
Loans and leases, net of unearned discount(1)	5,627,718	69,064	4.87%	5,467,808	60,448	4.43%	5,427,080	61,655	4.51%
Other investments	119,624	421	1.40%	376,960	1,168	1.24%	477,406	360	0.30%
Total earning assets(1)	7,615,593	76,660	3.99%	7,685,631	68,152	3.56%	7,404,252	66,840	3.58%
Cash and due from banks	74,329			90,101			76,915
Allowance for loan and lease losses	(133,989)			(132,020)			(137,206)
Other assets	463,171			448,604			452,802
Total assets	$8,019,104			$8,092,316			$7,796,763

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$4,634,092	$6,556	0.56%	$4,753,331	$3,553	0.30%	$4,488,169	$2,924	0.26%
Short-term borrowings:
Securities sold under agreements to repurchase	159,345	21	0.05%	176,994	23	0.05%	177,720	24	0.05%
Other short-term borrowings	57,609	359	2.47%	5,394	—	—%	5,492	1	0.07%
Subordinated notes	58,764	904	6.10%	58,764	851	5.81%	58,764	816	5.51%
Long-term debt and mandatorily redeemable securities	48,399	(296)	(2.43)%	54,662	140	1.03%	81,371	740	3.61%
Total interest-bearing liabilities	4,958,209	7,544	0.60%	5,049,145	4,567	0.36%	4,811,516	4,505	0.37%
Noninterest-bearing deposits	2,039,147			2,042,462			1,913,675
Other liabilities	90,336			84,995			111,337
Shareholders’ equity	873,209			861,134			915,552
Noncontrolling interests	58,203			54,580			44,683
Total liabilities and equity	$8,019,104			$8,092,316			$7,796,763
Less: Fully tax-equivalent adjustments		(182)			(123)			(111)
Net interest income/margin (GAAP-derived)(1)		$68,934	3.59%		$63,462	3.31%		$62,224	3.33%
Fully tax-equivalent adjustments		182			123			111
Net interest income/margin - FTE(1)		$69,116	3.60%		$63,585	3.32%		$62,335	3.34%

(1) See “Reconciliation of Non-GAAP Financial Measures” at the end of this section for additional information on this performance measure/ratio.
Quarter Ended September 30, 2022 compared to the Quarter Ended September 30, 2021
The taxable-equivalent net interest income for the three months ended September 30, 2022 was $69.12 million, an increase of 10.88% over the same period in 2021. The net interest margin on a fully taxable-equivalent basis was 3.60% for the three months ended September 30, 2022, compared to 3.34% for the three months ended September 30, 2021.

During the three month period ended September 30, 2022, average earning assets increased $211.34 million, up 2.85% over the comparable period in 2021. Average interest-bearing liabilities increased $146.69 million or 3.05%. The yield on average earning assets increased 41 basis points to 3.99% from 3.58% primarily due to higher rates on loans and leases, investment securities and other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank (FHLB) stock and commercial paper. Total cost of average interest-bearing liabilities increased 23 basis points to 0.60% from 0.37% as a result of higher rates on interest-bearing deposits and short-term FHLB borrowings offset by lower interest expense on mandatorily redeemable securities. The result to the net interest margin, or the ratio of net interest income to average earning assets, was an increase of 26 basis points.
The largest contributors to the improved yield on average earning assets for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was an increase in yields on net loans and leases and taxable investment securities. The yield on net loans and leases grew 36 basis points primarily from rising interest rates and higher net interest recoveries of $0.25 million which had a positive three basis points impact. Average net loans and leases increased $200.64 million or 3.70% primarily in the auto and light truck, construction equipment and aircraft portfolios. Average loans and leases net PPP loans increased $451.88 million, up 8.74% compared to the third quarter of 2021. Average investment securities increased $381.96 million or 25.77% which represents investment of excess liquidity with the largest increases in U.S. treasury and federal agency securities and mortgage-backed securities over the same period. Average other investments, primarily held at the Federal Reserve Bank, decreased $357.78 million or 74.94% largely to fund loan growth and deploy excess liquidity into the investment portfolio.
Average interest-bearing deposits increased $145.92 million or 3.25% for the third quarter of 2022 over the same period in 2021 primarily due to public fund deposits and savings account balances. The effective rate paid on average interest-bearing deposits increased 30 basis point to 0.56% from 0.26%. Average noninterest-bearing deposits grew $125.47 million or 6.56% for the third quarter of 2022 over the same period in 2021 primarily due to customers remaining cautious with their funds and spending.
Average short-term borrowings increased $33.74 million or 18.42% for the third quarter of 2022 compared to the same period in 2021 primarily to support strong loan growth during the quarter. Interest paid on short-term borrowings increased 64 basis points due to higher short-term FHLB borrowings. Interest paid on subordinated notes increased 59 basis points during the third quarter of 2022 from the same period a year ago due to a variable rate increase on one tranche. Average long-term debt and mandatorily redeemable securities balances decreased $32.97 million or 40.52%. Interest paid on long-term debt and mandatorily redeemable securities decreased 604 basis points during the third quarter of 2022 from the same period in 2021 primarily due to lower rates on mandatorily redeemable securities from a reduction in book value per share during the quarter. Mandatorily redeemable shares are issued under the terms of one of our executive incentive compensation plans and are settled based on book value per share with changes from the previous reporting date recorded as interest expense.

	Nine Months Ended
	September 30, 2022			September 30, 2021
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
ASSETS
Investment securities available-for-sale:
Taxable	$1,826,095	$19,324	1.41%	$1,317,976	$12,676	1.29%
Tax exempt(1)	36,157	786	2.91%	33,792	578	2.29%
Mortgages held for sale	5,967	177	3.97%	13,094	260	2.65%
Loans and leases, net of unearned discount(1)	5,474,401	184,730	4.51%	5,480,229	176,684	4.31%
Other investments	302,844	1,952	0.86%	366,432	943	0.34%
Total earning assets(1)	7,645,464	206,969	3.62%	7,211,523	191,141	3.54%
Cash and due from banks	75,497			76,103
Allowance for loan and lease losses	(131,572)			(140,800)
Other assets	450,701			456,293
Total assets	$8,040,090			$7,603,119

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$4,658,394	$12,485	0.36%	$4,403,595	$9,652	0.29%
Short-term borrowings:
Securities sold under agreements to repurchase	176,029	67	0.05%	175,869	87	0.07%
Other short-term borrowings	22,983	360	2.09%	6,336	3	0.06%
Subordinated notes	58,764	2,578	5.87%	58,764	2,448	5.57%
Long-term debt and mandatorily redeemable securities	57,597	(948)	(2.20)%	81,286	2,030	3.34%
Total interest-bearing liabilities	4,973,767	14,542	0.39%	4,725,850	14,220	0.40%
Noninterest-bearing deposits	2,037,113			1,818,271
Other liabilities	92,236			111,750
Shareholders’ equity	881,574			902,907
Noncontrolling interests	55,400			44,341
Total liabilities and equity	$8,040,090			$7,603,119
Less: Fully tax-equivalent adjustments		(413)			(350)
Net interest income/margin (GAAP-derived)(1)		$192,014	3.36%		$176,571	3.27%
Fully tax-equivalent adjustments		413			350
Net interest income/margin - FTE(1)		$192,427	3.37%		$176,921	3.28%
(1) See “Reconciliation of Non-GAAP Financial Measures” at the end of this section for additional information on this performance measure/ratio.
Nine Months Ended September 30, 2022 compared to the Nine Months Ended September 30, 2021
The taxable-equivalent net interest income for the nine months ended September 30, 2022 was $192.43 million, an increase of 8.76% over the same period in 2021. The net interest margin on a fully taxable-equivalent basis was 3.37% for the nine months ended September 30, 2022, compared to 3.28% for the same period in 2021.
During the nine month period ended September 30, 2022, average earning assets increased $433.94 million, up 6.02% over the comparable period in 2021. Average interest-bearing liabilities increased $247.92 million or 5.25%. The yield on average earning assets increased eight basis points to 3.62% from 3.54% primarily due to higher higher rates on loans and leases, investment securities and other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank (FHLB) stock and commercial paper. Total cost of average interest-bearing liabilities decreased one basis point to 0.39% from 0.40% as a result of repricing of time deposits and lower interest expense on mandatorily redeemable securities. The result to the net interest margin, or the ratio of net interest income to average earning assets, was a net nine basis point impact.

The largest contributor to the improved yield on average earning assets for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, was an increase in yields on net loans and leases of 20 basis points primarily due to market conditions as a result of Federal Reserve interest rate increases. The yield on net loans and leases was also positively impacted by five basis points due to recognition of unearned fees on PPP loans which have been forgiven by the SBA compared to a positive 12 basis point impact during 2021 offset by PPP loan balances outstanding which earn interest at 1.00%. Average net loans and leases decreased $5.83 million or 0.11% primarily due to average PPP loans of $26.58 million compared to average PPP loans of $357.28 million in 2021 in the commercial and agricultural loan portfolio. Average loans and leases net PPP loans increased $324.88 million, up 6.34%. Average mortgages held for sale decreased $7.13 million or 54.43%. Average investment securities increased $510.48 million or 37.76% which represents investment of excess liquidity with the largest increases in U.S. treasury and federal agency securities and mortgage-backed securities. Average other investments, primarily held at the Federal Reserve Bank, decreased $63.59 million or 17.35%.
Average interest-bearing deposits increased $254.80 million or 5.79% for the first nine months of 2022 over the same period in 2021 primarily due to the increased public fund deposits and higher savings account balances. The effective rate paid on average interest-bearing deposits increased seven basis points to 0.36% from 0.29%. Average noninterest-bearing deposits grew $218.84 million or 12.04% for the first nine months of 2022 over the same period in 2021 primarily due to customers remaining cautious with their funds and spending.
Average short-term borrowings increased $16.81 million or 9.22% for the first nine months of 2022 compared to the same period in 2021. Interest paid on short-term borrowings increased 22 basis points. Interest paid on subordinated notes increased 30 basis points due to a variable rate on one tranche. Average long-term debt and mandatorily redeemable securities balances decreased $23.69 million or 29.14%. Interest paid on long-term debt and mandatorily redeemable securities decreased 554 basis points due to lower rates on mandatorily redeemable securities from a reduction in book value per share during 2022. Mandatorily redeemable shares are issued under the terms of one of our executive incentive compensation plans and are settled based on book value per share with changes from the previous reporting date recorded as interest expense.
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

		Three Months Ended			Nine Months Ended
		September 30,	June 30,	September 30,	September 30,	September 30,
(Dollars in thousands)		2022	2022	2021	2022	2021
Calculation of Net Interest Margin
(A)	Interest income (GAAP)	$76,478	$68,029	$66,729	$206,556	$190,791
	Fully tax-equivalent adjustments:
(B)	- Loans and leases	95	85	79	257	240
(C)	- Tax-exempt investment securities	87	38	32	156	110
(D)	Interest income - FTE (A+B+C)	76,660	68,152	66,840	206,969	191,141
(E)	Interest expense (GAAP)	7,544	4,567	4,505	14,542	14,220
(F)	Net interest income (GAAP) (A–E)	68,934	63,462	62,224	192,014	176,571
(G)	Net interest income - FTE (D–E)	69,116	63,585	62,335	192,427	176,921
(H)	Annualization factor	3.967	4.011	3.967	1.337	1.337
(I)	Total earning assets	$7,615,593	$7,685,631	$7,404,252	$7,645,464	$7,211,523
	Net interest margin (GAAP-derived) (F*H)/I	3.59%	3.31%	3.33%	3.36%	3.27%
	Net interest margin - FTE (G*H)/I	3.60%	3.32%	3.34%	3.37%	3.28%

PROVISION AND ALLOWANCE FOR CREDIT LOSSES
The provision for credit losses for the three and nine months ended September 30, 2022 was $3.17 million and $7.90 million compared to a recovery of $2.56 million and $3.19 million during the three and nine months ended September 30, 2021. Net charge-offs of $0.30 million or 0.02% of average loans and leases were recorded for the third quarter 2022, compared to net charge-offs of $0.04 million or 0.00% of average loans and leases for the same quarter a year ago. Year-to-date net recoveries of $0.34 million or 0.01% of average loans and leases have been recorded in 2022, compared to net charge-offs of $3.71 million or 0.09% of average loans and leases through September 30, 2021. Net recoveries in 2022 were principally in the aircraft, auto and light truck, and residential real estate portfolios.
The provision for credit losses for the three months ended September 30, 2022 was principally driven by loan growth during the quarter. The prior quarter’s forecast adjustment was maintained as it remains pertinent to the current economic outlook. We remain concerned about the long-term prospects for our bus segment and potential risks in our small business portfolio as financial relief provided by government programs afforded to our lending clients dissipates and the return to normal revenue and employment levels slows. At September 30, 2022, PPP loans totaled $6.35 million and necessitated minimal reserves as the program carries a 100% SBA guarantee and a debt forgiveness component. Impairment reserves for assets individually evaluated were minimally changed this quarter and continue to be a small component of our overall allowance.
We continue to evaluate risks which may impact our loan portfolios. Most notably, the weakened economic outlook exacerbated by the current hostilities in Ukraine and resulting increased uncertainty characterized by persistent inflation and the potential for further disruptions of an already tenuous supply chain. The direct impacts of the pandemic and related economic disruptions which previously dominated our risk analysis, have lessened in the U.S. Concerns remain abroad, particularly in China. Pandemic-related economic disruption remains a concern, particularly the availability of raw materials and extreme price volatility across the supply chain. We remain concerned that geopolitical events and persistently high inflation with weakening growth prospects raise the potential for adverse impacts to the U.S. economy. Increasing interest rates could potentially impact valuations of assets which collateralize our loans. Congressional spending initiatives face multiple challenges and uncompromising partisanship. Additional current concerns include slower growth projections in the U.S. and abroad and the potential for raw material shortages and prolonged interruption in global trade as a result of trade restrictions related to the war in Ukraine and the pandemic-related responses of our trade partners. Political uncertainty continues in Latin America, with governments facing increased pressures from escalating social tensions, persistently high unemployment, and double-digit inflation. Corruption scandals persist, fueling U.S. border concerns. Globally, concerns continue to be heightened due to actual and potential terrorist attacks.
Another area of concern continues to be our aircraft portfolio where we have a collateral concentration and $240 million of foreign exposure, the majority of which is in Mexico and Brazil. We review political and economic data for these countries on a regular basis to assess the impact the environment may have on our customers. Historically, we have experienced volatile and unanticipated losses in both the foreign and domestic segments of our aircraft portfolios. Losses have been primarily attributable to unexpected declines in the value of specific aircraft collateral at a time when the borrower is experiencing financial difficulties. We review and assess aircraft values on an ongoing basis and use a tiered approach to establish advance rates and amortization schedules in an effort to limit collateral exposure. We continue to monitor individual customer performance and assess risks in the portfolio as a whole.
On September 30, 2022, 30 day and over loan and lease delinquency as a percentage of loan and lease balances was 0.09%, compared to 0.20% on September 30, 2021. The allowance for loan and lease losses as a percentage of loans and leases outstanding at the end of the period was 2.36% compared to 2.50% one year ago. The allowance as a percentage of loans and leases outstanding, net of PPP loans, was unchanged at September 30, 2022 compared to 2.42% at December 31, 2021 and 2.58% at September 30, 2021. A summary of loan and lease loss experience during the three and nine months ended September 30, 2022 and 2021 is located in Note 5 of the Consolidated Financial Statements.

NONPERFORMING ASSETS
The following table shows nonperforming assets.

(Dollars in thousands)	September 30, 2022	December 31, 2021	September 30, 2021
Loans and leases past due 90 days or more	$165	$249	$96
Nonaccrual loans and leases	27,813	38,706	43,166
Repossessions	26	861	690
Equipment owned under operating leases	1	1,518	1,598
Total nonperforming assets	$28,005	$41,334	$45,550
Nonperforming assets as a percentage of loans and leases were 0.48% at September 30, 2022, 0.77% at December 31, 2021, and 0.84% at September 30, 2021. Excluding PPP loans, nonperforming assets as a percentage of loans and leases were unchanged at September 30, 2022, 0.78% at December 31, 2021, and 0.87% at September 30, 2021. Nonperforming assets totaled $28.01 million at September 30, 2022, a decrease of 32.25% from the $41.33 million reported at December 31, 2021, and a 38.52% decrease from the $45.55 million reported at September 30, 2021. The decrease in nonperforming assets during the first nine months of 2022 was related to continued recovery from the pandemic which has led to lower nonaccrual loans and leases and a decrease in equipment owned under operating leases. The decrease in nonperforming assets at September 30, 2022 from September 30, 2021 was related to a decrease in nonaccrual loans and leases, lower repossessions and decreased equipment owned under operating leases.
The decrease in nonaccrual loans and leases at September 30, 2022 from December 31, 2021 and September 30, 2021 occurred primarily in the bus segment of the auto and light truck portfolio and to a lesser extent in the construction equipment portfolio. A summary of nonaccrual loans and leases and past due aging for the period ended September 30, 2022 and December 31, 2021 is located in Note 4 of the Consolidated Financial Statements.
Other real estate is the result of foreclosing on real estate in the local market for which we have a current appraisal and are well secured. We currently have no properties held in other real estate assets.
Repossessions consisted of one loan in the auto and light truck portfolio at September 30, 2022. At the time of repossession, the recorded amount of the loan or lease is written down to the fair value of the equipment or vehicle by a charge to the allowance for loan and lease losses or other income, if a positive adjustment, unless the equipment is in the process of immediate sale. Any subsequent fair value write-downs or write-ups, to the extent of previous write-downs, are included in noninterest expense. The decrease in repossession balances at September 30, 2022 compared to September 30, 2021 was primarily the result of the sale of repossessed buses in the auto and light truck portfolio.
The following table shows a summary of other real estate and repossessions.

(Dollars in thousands)	September 30, 2022	December 31, 2021	September 30, 2021
Commercial and agricultural	$—	$—	$—
Solar	—	—	—
Auto and light truck	26	75	687
Medium and heavy duty truck	—	—	—
Aircraft	—	—	—
Construction equipment	—	757	—
Commercial real estate	—	—	—
Residential real estate and home equity	—	—	—
Consumer	—	29	3
Total	$26	$861	$690
For financial statement purposes, nonaccrual loans and leases are included in loan and lease outstandings, whereas repossessions and other real estate are included in other assets.

NONINTEREST INCOME
The following table shows the details of noninterest income.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Noninterest income:
Trust and wealth advisory	$5,498	$5,886	(388)	(6.59)%	$17,499	$17,833	(334)	(1.87)%
Service charges on deposit accounts	3,240	2,767	473	17.09%	8,974	7,722	1,252	16.21%
Debit card	4,628	4,570	58	1.27%	13,383	13,506	(123)	(0.91)%
Mortgage banking	864	3,149	(2,285)	(72.56)%	3,303	9,909	(6,606)	(66.67)%
Insurance commissions	1,695	1,862	(167)	(8.97)%	5,168	5,698	(530)	(9.30)%
Equipment rental	2,761	3,946	(1,185)	(30.03)%	9,718	12,830	(3,112)	(24.26)%
Losses on investment securities available-for-sale	—	—	—	NM	—	(680)	680	NM
Other	3,321	3,317	4	0.12%	9,937	9,446	491	5.20%
Total noninterest income	$22,007	$25,497	(3,490)	(13.69)%	$67,982	$76,264	(8,282)	(10.86)%
NM = Not Meaningful
Trust and wealth advisory fees (which include investment management fees, estate administration fees, mutual fund fees, annuity fees, and fiduciary fees) decreased during the three and nine months ended September 30, 2022 compared with the same periods a year ago. Trust and wealth advisory fees are largely based on the number and size of client relationships and the market value of assets under management. The market value of trust assets under management at September 30, 2022, December 31, 2021, and September 30, 2021 was $4.58 billion, $5.33 billion, and $5.09 billion, respectively. The stock and bond market corrections during the first nine months of 2022 have resulted in a decline in the market value of trust assets under management compared to December 31, 2021.
Service charges on deposit accounts increased for the three and nine months ended September 30, 2022 over the comparable periods in 2021. The increase in service charges on deposit accounts primarily reflects a higher volume of consumer nonsufficient fund transactions.
Debit card income increased slightly during the third quarter of 2022 and decreased slightly in the nine months ended September 30, 2022 compared to the same periods a year ago.
Mortgage banking income decreased in the three and nine months ended September 30, 2022 as compared to the same periods in 2021. The reduction for both periods is mainly from reduced mortgage banking origination volumes resulting in lower income from loans sold in the secondary market. Demand for mortgages has continued to decline as higher rates have negatively impacted refinancing volumes. Additionally, we recognized $0.22 million and $0.81 million, respectively in impairment recoveries on our mortgage servicing assets during the three and nine months ended September 30, 2021.
Insurance commissions were lower during the three and nine months ended September 30, 2022 compared to the same periods a year ago. The reduction during 2022 was mainly due to fewer contingent commissions received and a reduction in the book of business.
Equipment rental income decreased for the three and nine months ended September 30, 2022 over the comparable periods in 2021. The decline was the result of a reduction in the construction equipment and auto and light truck portfolios resulting in the average equipment rental portfolio decreasing by 19% over the same periods a year ago due to changing customer preferences and competitive pricing pressures for new business.
There were no sales of investment securities available-for-sale during the three and nine months ended September 30, 2022. During 2021, losses on investment securities available-for-sale were the result of repositioning the portfolio.
Other income was flat for the quarter and increased during the nine months ended September 30, 2022 compared to the comparable periods in 2021. The increase during the nine month period was primarily a result of higher brokerage fees and commissions, a rise in bank owned life insurance policy claims and increased merchant card fees offset by a decrease in customer interest rate swap fees.

NONINTEREST EXPENSE
The following table shows the details of noninterest expense.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$26,386	$26,974	(588)	(2.18)%	$77,415	$77,680	(265)	(0.34)%
Net occupancy	2,582	2,654	(72)	(2.71)%	7,917	7,900	17	0.22%
Furniture and equipment	1,372	1,494	(122)	(8.17)%	4,051	4,388	(337)	(7.68)%
Data processing	5,802	4,950	852	17.21%	16,412	14,851	1,561	10.51%
Depreciation – leased equipment	2,233	3,239	(1,006)	(31.06)%	7,912	10,562	(2,650)	(25.09)%
Professional fees	1,539	1,815	(276)	(15.21)%	5,241	5,574	(333)	(5.97)%
FDIC and other insurance	939	396	543	NM	2,682	1,833	849	46.32%
Business development and marketing	1,415	4,465	(3,050)	(68.31)%	4,352	6,813	(2,461)	(36.12)%
Other	3,063	2,077	986	47.47%	10,340	7,801	2,539	32.55%
Total noninterest expense	$45,331	$48,064	(2,733)	(5.69)%	$136,322	$137,402	(1,080)	(0.79)%
NM = Not Meaningful
Salaries and employee benefits decreased during the three and nine months ended September 30, 2022 compared to the same periods in 2021. Lower group insurance claims and a reduction in incentive compensation was offset by higher base salaries as a result of normal merit increases.
Net occupancy expense decreased during the three months ended September 30, 2022 compared to the same period in 2021 and was flat during the nine months ended September 30, 2022 compared to the same period a year ago. The quarterly decrease was primarily due to fewer premises repairs.
Furniture and equipment expense, including depreciation, declined during the three and nine months ended September 30, 2022 compared to the same periods a year ago mainly due to reduced equipment depreciation and rent expenses.
Data processing expense increased during the third quarter and first nine months of 2022 compared to the same periods a year ago due primarily to higher computer processing charges and software maintenance expense for technology projects.
Depreciation on leased equipment decreased for the three and nine months ended September 30, 2022 compared to the same periods in 2021. Depreciation on leased equipment correlates with the decrease in equipment rental income.
Professional fees were lower during the third quarter and first nine months of 2022 compared to the same periods a year ago. Reduced legal expenses were offset by increased professional consulting fees.
FDIC and other insurance was higher during the three and nine months ended September 30, 2022 compared to the same periods in 2021. The increase was mainly due to higher assessments for FDIC premiums from a larger asset base and a one-time $0.38 million recovery of an incurred but not reported insurance reserve recognized during the third quarter of 2021.
Business development and marketing expense was lower during the third quarter and first nine months of 2022 compared to the same periods a year ago. The decrease was mainly due to a charitable contribution of $3.00 million made during the third quarter of 2021 offset by increased business meals, entertainment and travel opportunities tied to fewer COVID-19 restrictions.
Other expenses were higher during the three and nine months ended September 30, 2022 compared to the same periods in 2021. The increase was primarily the result of a rise in the loan loss provision for unfunded loan commitments, an increase in the interest rate swap valuation provision and increased postage and printing costs for customer forms and cards.
INCOME TAXES
The provision for income taxes for the three and nine month period ended September 30, 2022 was $9.70 million and $26.30 million compared to $9.74 million and $27.80 million for the same periods in 2021. The effective tax rate was 22.85% and 23.06% for the quarter ended September 30, 2022 and 2021, respectively and 22.71% and 23.43% for the nine months ended September 30, 2022 and 2021, respectively. The decrease in the year-to-date effective tax rate was due to a slight decrease in the tax provision for state income taxes during the first nine months of 2022 in comparison to the first nine months of 2021.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risks faced by 1st Source since December 31, 2021. For information regarding our market risk, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2021.
ITEM 4.
CONTROLS AND PROCEDURES
As of the end of the period covered by this report an evaluation was carried out, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2022, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the third fiscal quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION
ITEM 1.        Legal Proceedings.
1st Source and its subsidiaries are involved in various legal proceedings that are inherent risks of, or incidental to, the conduct of our businesses. Management does not expect the outcome of any such proceedings will have a material adverse effect on our consolidated financial position or results of operations. On September 23, 2022, the Company settled the previously reported claims asserted by the liquidating trustee in the consolidated bankruptcy cases of IOI Integrated Systems, Inc. and Najeeb Khan for a cash payment that was not material. (See the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, Part I, Item 3 for the previously reported summary of this matter.)
ITEM 1A.    Risk Factors.
There have been no material changes in risks faced by 1st Source since December 31, 2021. For information regarding our risk factors, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2021.
ITEM 2.        Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs
July 01 - 31, 2022	—	$—	—	1,576,265
August 01 - 31, 2022	—	—	—	1,576,265
September 01 - 30, 2022	—	—	—	1,576,265

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
ITEM 3.        Defaults Upon Senior Securities.
None
ITEM 4.        Mine Safety Disclosures.
None

ITEM 5.        Other Information.
None
ITEM 6.        Exhibits.
The following exhibits are filed with this report:

4.1	Description of the Company’s Securities
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Chief Financial Officer.

101.INS	XBRL Instance Document — The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1st Source Corporation

DATE	October 20, 2022	/s/ CHRISTOPHER J. MURPHY III
Christopher J. Murphy III Chairman of the Board, President and CEO

DATE	October 20, 2022	/s/ BRETT A. BAUER
Brett A. Bauer Treasurer and Chief Financial Officer Principal Accounting Officer