Form 10-K
period 2022-12-31
1ST SOURCE CORP
filed 2023-02-16
CIK 34782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2022 was $870,592,534
The number of shares outstanding of each of the registrant’s classes of stock as of February 10, 2023: Common Stock, without par value — 24,700,618 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2023 Proxy Statement for the 2023 annual meeting of shareholders to be held April 20, 2023, are incorporated by reference into Part III.

Part I
Item 1. Business.
1ST SOURCE CORPORATION
1st Source Corporation, an Indiana corporation incorporated in 1971, is a bank holding company headquartered in South Bend, Indiana that provides, through its subsidiaries (collectively referred to as “1st Source”, “we”, and “our”), a broad array of financial products and services. 1st Source Bank (“Bank”), its banking subsidiary, offers commercial and consumer banking services, trust and wealth advisory services, and insurance to individual and business clients through most of our 79 banking center locations in 18 counties in Indiana and Michigan and Sarasota County in Florida. 1st Source Bank’s Specialty Finance Group, with 19 locations nationwide, offers specialized financing services for construction equipment, new and pre-owned private and cargo aircraft, and various vehicle types (cars, trucks, vans) for fleet purposes. While our lending portfolio is concentrated in certain equipment types, we serve a diverse client base. We are not dependent upon any single industry or client. At December 31, 2022, we had consolidated total assets of $8.34 billion, total loans and leases of $6.01 billion, total deposits of $6.93 billion, and total shareholders’ equity of $864.07 million.
Our principal executive office is located at 100 North Michigan Street, South Bend, Indiana 46601 and our telephone number is (574) 235-2000. Access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports is available, free of charge, at www.1stsource.com soon after the material is electronically filed with or furnished to the Securities and Exchange Commission (SEC). Information on our website is not incorporated by reference into this Form 10-K or our other public filings. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.
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
Consumer Services — 1st Source Bank provides a full range of consumer banking products and services through our banking centers and at 1stsource.com. The traditional banking services include checking and savings accounts, certificates of deposits and Individual Retirement Accounts. 1st Source offers a full line of on-line and mobile banking products which includes on-line and mobile account opening, person-to-person payments, mobile deposit, outside account aggregation, money management budgeting solution and bill payment. As an added convenience, a strategically located Automated Teller Machine network serves our customers and supports the debit and credit card programs of the bank. Consumers also have the ability to obtain consumer loans, credit cards, real estate mortgage loans and home equity lines of credit in any of our banking centers or on-line. In a number of our markets, 1st Source also offers insurance products through 1st Source Insurance offices or in our banking centers. Finally, 1st Source offers a variety of financial planning, financial literacy and other consultative services to our customers.
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
The auto and light truck division (including specialty vehicles such as step vans, vocational work trucks, motor coaches, shuttle buses and funeral cars) consists of fleet financings to automobile and light truck rental companies, commercial leasing companies, and single unit to fleet financing for users of specialty vehicles. The auto and light truck finance receivables generally range from $50,000 to $38 million with fixed or variable interest rates and terms of one to eight years.
The medium and heavy duty truck division provides fleet financing for highway tractors, medium duty trucks and trailers to the commercial trucking industry. Medium and heavy duty truck finance receivables generally range from $50,000 to $20 million with fixed or variable interest rates and terms of three to eight years.
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
1ST PORTFOLIO MANAGEMENT, INC.
1st Portfolio Management, Inc. is a wholly owned subsidiary of 1st Source Bank that owns and manages certain available-for-sale investment securities.
CONSOLIDATED VARIABLE INTEREST SUBSIDIARIES
1st Source Bank is the managing general partner in the following subsidiaries that have interests in tax-advantaged investments with third parties: 1st Source Solar 2, LLC, 1st Source Solar 3, LLC, 1st Source Solar 4, LLC, 1st Source Solar 5, LLC, 1st Source Solar 6, LLC, 1st Source Solar 7, LLC and 1st Source Solar 8, LLC.
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
OUR PEOPLE
At December 31, 2022, we had approximately 1,150 colleagues on a full-time equivalent basis. As a service-driven business, our long-term success depends on our people. And as the Company grows, the importance of our talent strategy has only intensified. For these reasons, we are committed to taking a multi-dimensional approach to talent and culture.
Diversity, Equity, and Inclusion — At 1st Source, we cultivate and advance diversity in all forms as part of building a strong culture, a culture in which inclusion and belonging are paramount, and where all of our colleagues strive to be open and inclusive leaders and teammates. Our culture is what unifies our colleagues across our diverse business model, ensures we are best positioned to serve our diverse clients and propels our continuous evolution.
•Since 2021, all employees have completed a series of facilitated training sessions on unconscious bias within six months of hire.
•Diversity in leadership starts with our Board of Directors and we are proud to report that five of our twelve Board Members (42%) are women or minority.
•For the sixth consecutive year, more than 21% of our new hires were diverse colleagues.
•In 2022, Forbes Magazine recognized the Company again as one of America’s best employers for diversity and in 2021 as one of America’s best employers for veterans. While we appreciate such recognition, our work here is never done and we are committed to continuous improvement in this area.
Training and Talent Development — We believe a critical driver of our future growth is the ability to grow leaders. We are committed to identifying and developing talent to help our colleagues accelerate their growth and achieve their career goals. We provide developmental opportunities for our colleagues at all levels through a robust set of formal and informal programs.
•1st Source University focuses on enabling colleagues to build skills and knowledge in specific facets of our business. These educational experiences and resources include topics such as client relationships, technology, investments, compliance, leadership and management, and professional development.
•In 2022, 1st Source colleagues completed over 38,000 training modules consisting of over 1,180 different courses covering topics such as regulations, leadership development, relationship building, cybersecurity, soft skills, and unconscious bias.
•The 1st Source L.E.A.D. program is a set of immersive experiences and collaborative interactions, developing leadership capability over a fourteen-month period. The program is built around a series of best-in-class leadership principles and their application by participants as they lead their current teams.
•The Commercial Banker Development Program is a rotational program for recent college graduates designed to expose participants to fundamentals of commercial banking, including the funding and pricing of commercial loans, credit analysis and relationship sales.
•The Tuition Reimbursement Program reflects our philosophy of continuous learning and provides for reimbursement of tuition related expenses incurred through approved and accredited public and private not-for-profit institutions of higher education. In 2022, we reimbursed over $137,000 to colleagues for tuition reimbursement with an average of $3,600 per colleague who used the benefit.
•The Ivy Tech Bank Cohort Education Program was developed and made available through a partnership between 1st Source and Ivy Tech Community College to provide opportunities for obtaining a college degree among colleagues in the hourly and lower-level salaried workforce. The program was an important investment in education which then jumpstarted colleague interest in returning to school at Ivy Tech and other universities. We have moved from a low of 16 colleagues attending eight colleges and universities in the year prior to the program creation, to now almost 50 colleagues who are attending 22 different schools. Many in our first cohort of students have gone on to obtain their bachelor’s degree and found success in new growth opportunities at 1st Source.
Community Engagement — Our organization is only as strong as the communities we serve. Our colleagues give their time, talent, and treasure to a wide variety of organizations in their local communities. 1st Source and our colleagues are proud to support our local schools, nonprofits, and faith groups while continuing to promote increased financial literacy through our straight talk and sound advice.
•In 2022, our colleagues donated approximately 13,000 hours to a total of 900 different organizations.
•In 2022, our colleagues contributed over $189,000 to local United Way organizations.

•In 2022, 1st Source contributed over $745,000 to over 450 deserving and successful community service organizations.
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
Bank Holding Company Act — Under the BHCA our activities are limited to (i) business so closely related to banking, managing, or controlling banks as to be a proper incident thereto and (ii) non-bank activities, determined by law or regulation, to be closely related to the business of banking or of managing or controlling banks. We are also subject to capital requirements applied on a consolidated basis in a form substantially similar to those required of the Bank. The BHCA also requires a bank holding company to obtain approval from the Federal Reserve before (i) acquiring or holding more than 5% voting interest in any bank or bank holding company, (ii) acquiring all or substantially all of the assets of another bank or bank holding company, or (iii) merging or consolidating with another bank holding company.
Capital Standards — The federal bank regulatory agencies use capital adequacy guidelines in their examination and regulation of bank holding companies and banks. If capital falls below the minimum levels established by these guidelines, a bank holding company or bank must submit an acceptable plan for achieving compliance with the capital guidelines and, until its capital sufficiently improves, will be subject to denial of applications and appropriate supervisory enforcement actions. For banks, the FDIC’s prompt corrective action regulations establish five capital levels for financial institutions (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”), and impose mandatory regulatory scrutiny and limitations on institutions that are less than adequately capitalized. At December 31, 2022, the Bank was categorized as “well capitalized,” meaning that our total risk-based capital ratio exceeded 10.00%, our Tier 1 risk-based capital ratio exceeded 8.00%, our common equity Tier 1 risk-based capital ratio exceeded 6.50%, our leverage ratio exceeded 5.00%, and we are not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. The various regulatory capital requirements that we are subject to are disclosed in Part II, Item 8, Financial Statements and Supplementary Data — Note 20 of the Notes to Consolidated Financial Statements.
As of December 31, 2022, we were in compliance with all applicable regulatory capital requirements and guidelines.
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
Reserve Requirements — The Federal Reserve’s regulations require depository institutions to maintain reserves against their transaction account deposits. In March 2020, in response to the COVID-19 pandemic, the Federal Reserve set the reserve requirement ratio for all net transaction accounts to zero percent, and this requirement remained in place throughout 2022; therefore, all of the Bank’s net transaction accounts as of December 31, 2022 were exempt from reserve requirements.
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
The Volcker Rule — The Dodd-Frank Act prohibits banks and their affiliates from engaging in proprietary trading and from investing in and sponsoring hedge funds and private equity funds. The provision of the statute imposing these restrictions is commonly called the “Volcker Rule.” The regulations implementing the Volcker Rule exempt the Bank, as a bank with less than $10 billion in total consolidated assets that does not engage in any covered activities other than trading in certain government, agency, state or municipal obligations, from any significant compliance obligations under the Volcker Rule.
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
We may be adversely impacted by the transition away from LIBOR as a reference interest rate — The London Interbank Offered Rate (“LIBOR”) is a short-term interest rate used as a pricing reference for loans, derivatives and other financial instruments. In July 2017, the United Kingdom Financial Conduct Authority, which regulates the process for establishing LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. In November 2020, the Federal Reserve, FDIC and OCC issued a joint statement confirming that the lesser used one-week and two-month USD LIBOR settings would cease publication at the end of 2021, but the remaining USD LIBOR settings would continue publication until June 30, 2023 to better facilitate an orderly transition. The agencies also stated that the act of entering into new contracts that use USD LIBOR as a reference rate after December 31, 2021 would create safety and soundness risks. The transition is progressing, but the exact impact it will have on financial markets and their individual participants is not currently known. Several substitute benchmarks are developing in the marketplace, with various permutations of the Secured Overnight Financing Rate (SOFR) emerging as primary market alternatives, but at this time it is not feasible to predict exactly which benchmarks will emerge as enduring substitutes for LIBOR.
We convened a transition committee in 2019 to monitor market developments and implement a transition plan. Existing loans impacted by the transition have been actively tracked, appropriate legal fallback language has been created and incorporated into documentation where appropriate and we are an adhering party to the ISDA IBOR Fallbacks Protocol. In 2021, we began to utilize other interest rate benchmarks and took necessary steps to comply with the regulatory prohibitions of originating LIBOR-denominated loans starting in 2022. We continue with our transition efforts with the expectation of completing all necessary steps prior to the June 30, 2023 deadline.

As of December 31, 2022, we have approximately $719 million of loans and other financial instruments with attributes that are either directly or indirectly influenced by LIBOR that are scheduled to mature after June 30, 2023. The impact of the transition away from LIBOR may adversely affect revenues, expenses and the value of those financial instruments. Federal legislation governing the transition was adopted in 2022, although the transition could result in litigation with counterparties impacted by the transition as well as increased regulatory scrutiny and other adverse consequences. Any replacement benchmark ultimately adopted as a substitute for LIBOR may behave differently than LIBOR in a manner detrimental to our financial performance. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operation.
Continued elevated levels of inflation could adversely impact our business and results of operations — The U.S. has recently experienced elevated levels of inflation, with the consumer price index climbing approximately 7% in 2022. Continued elevated levels of inflation could have complex effects on our business and results of operations, some of which could be materially adverse. The Federal Reserve has increased interest rates dramatically during 2022 in an effort to halt and reverse continued elevated inflation, which has negatively impacted the value of our available-for-sale investment securities portfolio. In addition, inflation-related increases in our interest expense is due to increased rates paid on deposits. Elevated levels of inflation has also caused increased volatility and uncertainty in the business environment, which could adversely affect loan demand and our clients’ ability to repay indebtedness. Governmental responses to the current inflationary environment could adversely affect our business, such as severe changes to monetary and fiscal policy, or the imposition or threatened imposition of price controls. The duration and severity of the current inflationary period and the resulting impact on us cannot be predicted with precision.
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

In addition, focus among investors, customers, and regulators on environmental, social and governance (“ESG”) issues has continued to increase in recent years. Customers, prospective customers, investors or third parties evaluate us based on their assessment of our achievement of ESG objectives and may assign their ESG ratings to us. Such persons may believe that our practices, including our lending practices, are not sufficiently robust from an ESG perspective and may publish their views. Adverse publicity regarding such assessments of our ESG performance could damage our reputation or prospects.
 Item 1B. Unresolved Staff Comments.
None
Item 2. Properties.
Our headquarters building is located in downtown South Bend, Indiana. The building is part of a larger complex, including a 300-room hotel and a 500-car parking garage. In September 2019, we extended the lease on this property through September 2027. As of December 31, 2022, 1st Source leases approximately 71% of the office space in this complex.
At December 31, 2022, we owned or leased property and/or buildings where 1st Source Bank’s 79 banking centers were located. Our facilities are located in Allen, DeKalb, Elkhart, Fulton, Huntington, Kosciusko, LaPorte, Marshall, Porter, Pulaski, St. Joseph, Starke, Tippecanoe, Wells, and Whitley Counties in the State of Indiana, Berrien, Cass, and Kalamazoo Counties in the State of Michigan, and Sarasota County in the state of Florida. 1st Source Bank also owns approximately 35 acres in St. Joseph County of which approximately 29 acres have been approved by the Board for development and construction of an operations and training facility. We are marketing the remaining six acres for sale. We anticipate moving forward with construction in the coming years subject to receiving appropriate agreements, approvals and authorizations from local city and county building and economic development authorities as well as market conditions including inflation levels and financing costs. Additionally, we utilize an operations center for business operations. The Bank leases additional property and/or buildings to and from third parties under lease agreements negotiated at arms-length.
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
Item 4. Mine Safety Disclosures.
None
Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the NASDAQ Global Select Market under the symbol “SRCE.” As of February 10, 2023, there were 1,647 holders of record of 1st Source common stock.
Comparison of Five Year Cumulative Total Return*
Among 1st Source, Morningstar Market Weighted NASDAQ Index** and Peer Group Index***

275
250
225
200
175
150
125
100
75
50
2017
2018
2019
2020
2021
2022
1st Source Corporation
NASDAQ Index
SRCE Peer Group
100
100
100
97
83
83
133
109
108
192
97
88
235
134
111
159
122
116

* Assumes $100 invested on December 31, 2017, in 1st Source Corporation common stock, NASDAQ market index, and peer group index.
** The Morningstar Weighted NASDAQ Index Return is calculated using all companies which trade as NASD Capital Markets, NASD Global Markets or NASD Global Select. It includes both domestic and foreign companies. The index is weighted by the then current shares outstanding and assumes dividends reinvested. The return is calculated on a monthly basis.
*** The peer group is a market-capitalization-weighted stock index of the 33 publicly-traded banking companies headquartered in Illinois, Indiana, Michigan, Ohio, and Wisconsin.
NOTE: Total return assumes reinvestment of dividends.
The following table shows our share repurchase activity during the three months ended December 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs
October 01 - 31, 2022	—	$—	—	1,576,265
November 01 - 30, 2022	—	—	—	1,576,265
December 01 - 31, 2022	—	—	—	1,576,265

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
•The impact of climate change.
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
We have identified the following two policies as being critical because they require management to make particularly difficult, subjective, and/or complex estimates or judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the determination of the allowance for loan and lease losses and fair value measurements. Management believes it has used the best information available to make the estimations or judgments necessary to value the related assets and liabilities. Actual performance that differs from estimates or judgments and future changes in the key variables could change future valuations and impact net income. Management has reviewed the application of these policies with the Audit, Finance and Risk Committee of the Board of Directors. Following is a discussion of the areas we view as our most critical accounting policies.
Allowance for Credit Losses — The allowance for credit losses represents management’s estimate of expected credit losses over the expected contractual life of our existing loan and lease portfolio and the establishment of an allowance that is sufficient to absorb those losses. As of December 31, 2020, we adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which replaced the incurred loss methodology with an expected loss methodology that is referred to as current expected credit losses (CECL). The accounting standard was implemented at a time when we were experiencing conditions without historical precedent. Determining the appropriateness of the allowance is complex and requires judgement by management about the effect of matters that are inherently uncertain. In determining an appropriate allowance, management makes numerous judgments, assumptions, and estimates which are inherently subjective, as they require material estimates that may be susceptible to significant change. These estimates are derived based on continuous review of the loan and lease portfolio, assessments of client performance, movement through delinquency stages, probability of default, losses given default, collateral values, and disposition, as well as expected cash flows, economic forecasts, and qualitative factors, such as changes in current economic conditions.
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
The accounting standard further requires management to use forecasts about future economic conditions to determine the expected credit losses over the remaining life of the asset. Forecast adjustments are fundamentally difficult to establish and the current environment presents challenges with persistent inflation, markedly higher interest rates, and heightened geopolitical uncertainty. We endeavor to apply a forecast adjustment that is directionally consistent, reasonable, supportable, and reflective of current expectations and conditions. We use a two-year reasonable and supportable period across all loan and lease segments to forecast economic conditions. We believe the two-year time horizon aligns with available industry guidance and various forecasting sources. Following this two-year forecasting period, we use a two-year reversion period to revert forecast rates to historical loss rates.

In assessing the factors used to derive an appropriate allowance, management benefits from a lengthy organizational history and experience with credit decisions and related outcomes. We have been diligent in our efforts to gain a thorough understanding of the CECL accounting standard, and have reviewed our portfolios, loan segmentations, methodologies and models and believe we have made appropriate and prudent decisions. Nonetheless, if management’s underlying assumptions prove to be inaccurate, the allowance for loan and lease losses would have to be adjusted. Our accounting policies related to the allowance for credit losses is disclosed in Note 1 under the heading “Allowance for Credit Losses.”
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
EARNINGS SUMMARY
Net income available to common shareholders in 2022 was $120.51 million, up from $118.53 million in 2021 and up from $81.44 million in 2020. Diluted net income per common share was $4.84 in 2022, $4.70 in 2021, and $3.17 in 2020. Return on average total assets was 1.49% in 2022 compared to 1.53% in 2021, and 1.14% in 2020. Return on average common shareholders’ equity was 13.81% in 2022 versus 13.07% in 2021, and 9.41% in 2020.
Net income in 2022, as compared to 2021, was positively impacted by a $26.83 million or 11.34% increase in net interest income and a $1.45 million or 0.78% decrease in noninterest expense which was offset by a $17.55 million or 407.81% increase in the provision for credit losses and a $8.83 million or 8.82% decrease in noninterest income. Net income in 2021, as compared to 2020, was positively impacted by a $10.82 million or 4.79% increase in net interest income, a $40.30 million or 111.95% decrease in the provision for credit losses, and a $1.22 million or 0.65% decrease in noninterest expense which was offset by a $3.80 million or 3.65% decrease in noninterest income and a $11.45 million or 46.01% increase in income tax expense.
Dividends paid on common stock in 2022 amounted to $1.26 per share, compared to $1.21 per share in 2021, and $1.13 per share in 2020. The level of earnings reinvested and dividend payouts are determined by the Board of Directors based on various considerations, including liquidity needs, capital requirements, and management’s assessment of future growth opportunities and the level of capital necessary to support them.
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
Net interest margin (the ratio of net interest income to average earning assets) is significantly affected by movements in interest rates and changes in the mix of earning assets and the liabilities that fund those assets. Net interest margin on a fully taxable- equivalent basis was 3.45% in 2022, compared to 3.23% in 2021 and 3.39% in 2020. Net interest income was $263.47 million for 2022, compared to $236.64 million for 2021 and $225.82 million for 2020. Tax-equivalent net interest income totaled $264.10 million for 2022, up $27.00 million from the $237.10 million reported in 2021. Tax-equivalent net interest income for 2021 was up $10.73 million from the $226.36 million reported for 2020.

During 2022, average earning assets increased $322.53 million or 4.39% while average interest-bearing liabilities increased $217.47 million or 4.55% over the comparable period in 2021. The yield on average earning assets increased 36 basis points to 3.84% for 2022 from 3.48% for 2021 primarily due to higher rates on loans and leases and investment securities. Total cost of average interest-bearing liabilities increased 23 basis points to 0.61% during 2022 from 0.38% in 2021 as a result of the higher interest rate environment. The result to the fully taxable-equivalent net interest margin was an increase of 22 basis points.
The largest contributor to the increase in the yield on average earning assets in 2022 was the 42 basis point improvement in the loan and lease portfolio yield primarily due to market conditions as a result of seven Federal Reserve interest rate increases during the year. Average loans and leases increased $128.88 million or 2.37% in 2022 from 2021 while the yield increased to 4.74%. The yield on net loans and leases was positively impacted by three basis points in 2022 due to the recognition of $2.70 million of fees on PPP loans which have been forgiven by the SBA or paid down by customers. PPP forgiveness and customer payments totaled $74.88 million for the full year of 2022 with less than $1 million remaining. Strong growth primarily within our specialty finance group portfolios drove total average loans and leases higher during the year.
During 2022, the tax-equivalent yield on investment securities available-for-sale increased 21 basis points to 1.50% while the average balance grew $401.97 million or 27.85% with the largest increases in U.S. treasury and federal agency securities and mortgage-backed securities. Average mortgages held for sale decreased $11.85 million or 69.59% during 2022 while the yield increased 156 basis points. Average other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank (FHLB) stock and commercial paper decreased $196.48 million or 44.61% during 2022 while the yield increased 75 basis points. The average balance decrease in other investments was primarily a result of lower balances held at the Federal Reserve Bank.
Average interest-bearing deposits increased $213.14 million or 4.78% during 2022 while the effective rate paid on those deposits increased 26 basis points. The increased average balance was primarily due to increases in business, consumer and public fund deposits. The increase in the average cost of interest-bearing deposits was primarily the result of higher rates and a shift in the deposit mix. The deposit mix changed as the year progressed with clients moving their funds from non-maturity accounts to certificates of deposit due to the rising interest rate environment. Additionally, brokered deposits grew during the fourth quarter. Average noninterest-bearing demand deposits increased $155.71 million or 8.27% during 2022 due primarily to uncertain economic conditions and business customers maintaining a cautious stance with their funds and spending.
Average short-term borrowings increased $28.24 million or 15.12% during 2022 while the effective rate paid increased 63 basis points. The increase in short-term borrowings was primarily the result of higher borrowings with the FHLB as part of liquidity management to support loan growth. Average long-term debt and mandatorily redeemable securities balances decreased $23.91 million or 30.32% during 2022 as the effective rate decreased 301 basis points primarily due to lower rates on mandatorily redeemable securities from a reduction in book value per share during 2022. Mandatorily redeemable shares are issued under the terms of one of our executive incentive compensation plans and are settled based on book value per share with changes from the previous reporting date recorded as interest expense.

The following table provides an analysis of net interest income and illustrates interest income earned and interest expense charged for each major component of interest earning assets and the interest bearing liabilities. Yields/rates are computed on a tax-equivalent basis, using a 21% rate. Nonaccrual loans and leases are included in the average loan and lease balance outstanding.

	2022			2021			2020
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
ASSETS
Investment securities available-for-sale:
Taxable	$1,805,041	$26,294	1.46%	$1,410,797	$17,767	1.26%	$1,009,794	$18,080	1.79%
Tax-exempt(1)	40,310	1,311	3.25%	32,583	741	2.27%	48,266	1,105	2.29%
Mortgages held for sale	5,178	217	4.19%	17,026	448	2.63%	20,628	600	2.91%
Loans and leases, net of unearned discount(1)	5,566,701	264,043	4.74%	5,437,817	234,902	4.32%	5,463,436	242,505	4.44%
Other investments	243,938	2,579	1.06%	440,416	1,373	0.31%	142,122	1,284	0.90%
Total earning assets(1)	7,661,168	294,444	3.84%	7,338,639	255,231	3.48%	6,684,246	263,574	3.94%
Cash and due from banks	75,836			77,275			71,626
Allowance for loan and lease losses	(133,028)			(139,141)			(130,776)
Other assets	469,135			454,374			494,913
Total assets	$8,073,111			$7,731,147			$7,120,009

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$4,673,494	$25,231	0.54%	$4,460,359	$12,276	0.28%	$4,205,904	$30,459	0.72%
Short-term borrowings:
Securities sold under agreements to repurchase	166,254	85	0.05%	180,610	112	0.06%	173,398	317	0.18%
Other short-term borrowings	48,716	1,412	2.90%	6,119	3	0.05%	27,767	200	0.72%
Subordinated notes	58,764	3,550	6.04%	58,764	3,267	5.56%	58,764	3,367	5.73%
Long-term debt and mandatorily redeemable securities	54,940	69	0.13%	78,845	2,476	3.14%	80,715	2,868	3.55%
Total interest-bearing liabilities	5,002,168	30,347	0.61%	4,784,697	18,134	0.38%	4,546,548	37,211	0.82%
Noninterest-bearing deposits	2,037,882			1,882,168			1,530,698
Other liabilities	103,740			112,291			145,807
Shareholders’ equity	872,721			906,951			865,278
Noncontrolling interests	56,600			45,040			31,678
Total liabilities and equity	$8,073,111			$7,731,147			$7,120,009
Less: Fully tax-equivalent adjustments		(628)			(459)			(543)
Net interest income/margin (GAAP-derived)(1)		$263,469	3.44%		$236,638	3.22%		$225,820	3.38%
Fully tax-equivalent adjustments		628			459			543
Net interest income/margin - FTE(1)		$264,097	3.45%		$237,097	3.23%		$226,363	3.39%
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

(Dollars in thousands)		2022	2021	2020
Calculation of Net Interest Margin
(A)	Interest income (GAAP)	$293,816	$254,772	$263,031
	Fully tax-equivalent adjustments:
(B)	- Loans and leases	366	319	333
(C)	- Tax-exempt investment securities	262	140	210
(D)	Interest income - FTE (A+B+C)	294,444	255,231	263,574
(E)	Interest expense (GAAP)	30,347	18,134	37,211
(F)	Net interest income (GAAP) (A-E)	263,469	236,638	225,820
(G)	Net interest income - FTE (D-E)	264,097	237,097	226,363
(H)	Total earning assets	$7,661,168	$7,338,639	$6,684,246
	Net interest margin (GAAP-derived) (F/H)	3.44%	3.22%	3.38%
	Net interest margin - FTE (G/H)	3.45%	3.23%	3.39%

The change in interest due to both rate and volume illustrated in the following table has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. The following table shows changes in tax-equivalent interest earned and interest paid, resulting from changes in volume and changes in rates.

	Increase (Decrease) due to
(Dollars in thousands)	Volume	Rate	Net
2022 compared to 2021
Interest earned on:
Investment securities available-for-sale:
Taxable	$5,463	$3,064	$8,527
Tax-exempt	203	367	570
Mortgages held for sale	(412)	181	(231)
Loans and leases, net of unearned discount	5,674	23,467	29,141
Other investments	(843)	2,049	1,206
Total earning assets	$10,085	$29,128	$39,213
Interest paid on:
Interest-bearing deposits	$613	$12,342	$12,955
Short-term borrowings:
Securities sold under agreements to repurchase	(8)	(19)	(27)
Other short-term borrowings	151	1,258	1,409
Subordinated notes	—	283	283
Long-term debt and mandatorily redeemable securities	(578)	(1,829)	(2,407)
Total interest-bearing liabilities	$178	$12,035	$12,213
Net interest income - FTE	$9,907	$17,093	$27,000

2021 compared to 2020
Interest earned on:
Investment securities available-for-sale:
Taxable	$5,961	$(6,274)	$(313)
Tax-exempt	(357)	(7)	(364)
Mortgages held for sale	(98)	(54)	(152)
Loans and leases, net of unearned discount	(1,133)	(6,470)	(7,603)
Other investments	1,350	(1,261)	89
Total earning assets	$5,723	$(14,066)	$(8,343)
Interest paid on:
Interest-bearing deposits	$1,741	$(19,924)	$(18,183)
Short-term borrowings:
Securities sold under agreements to repurchase	13	(218)	(205)
Other short-term borrowings	(90)	(107)	(197)
Subordinated notes	—	(100)	(100)
Long-term debt and mandatorily redeemable securities	(65)	(327)	(392)
Total interest-bearing liabilities	$1,599	$(20,676)	$(19,077)
Net interest income - FTE	$4,124	$6,610	$10,734

Noninterest Income — Noninterest income decreased $8.83 million or 8.82% in 2022 from 2021 following a $3.80 million or 3.65% decrease in 2021 from 2020. The following table shows noninterest income for the most recent three years ended December 31.

(Dollars in thousands)	2022	2021	2020
Noninterest income:
Trust and wealth advisory	$23,107	$23,782	$21,114
Service charges on deposit accounts	12,146	10,589	9,485
Debit card	18,052	18,125	14,983
Mortgage banking	4,122	11,822	15,674
Insurance commissions	6,703	7,247	7,025
Equipment rental	12,274	16,647	23,380
(Losses) gains on investment securities available-for-sale	(184)	(680)	279
Other	15,042	12,560	11,949
Total noninterest income	$91,262	$100,092	$103,889
Trust and wealth advisory fees (which include investment management fees, estate administration fees, mutual fund fees, annuity fees, and fiduciary fees) decreased $0.68 million or 2.84% in 2022 from 2021 compared to a $2.67 million or 12.64% increase in 2021 over 2020. Trust and wealth advisory fees are largely based on the number and size of client relationships and the market value of assets under management. The market value of trust assets under management at December 31, 2022 and 2021 was $4.84 billion and $5.33 billion, respectively. The negative performance of the stock and bond markets in 2022 resulted in a decline in the market value of trust assets under management compared to 2021. At December 31, 2022, these trust assets were comprised of $3.21 billion of personal and agency trusts and estate administration assets, $1.03 billion of employee benefit plan assets, $0.49 million of individual retirement accounts, and $0.11 million of custody assets.
Service charges on deposit accounts increased by $1.56 million or 14.70% in 2022 from 2021 compared to an increase of $1.10 million or 11.64% in 2021 from 2020. The growth in service charges on deposit accounts in 2022 was primarily due to increased consumer and business nonsufficient fund transactions. The increase in service charges on deposit accounts in 2021 was primarily due to a higher customer ATM fees from an increased volume of transactions and a change in the fees charged, as well as increased business deposit account fees offset by a decrease in consumer nonsufficient fund transactions. Economic recovery in 2021 led to a corresponding improvement in consumer and business activity.
Debit card income was relatively flat from 2022 to 2021 compared to an increase of $3.14 million or 20.97% in 2021 from 2020. The decline in 2022 to 2021 was mainly the result of decreased discretionary spending and a focus on core expenses by consumers. Debit card transactions in 2021 were helped significantly by the reopened economy driving increased consumer activity.
Mortgage banking income dropped $7.70 million or 65.13% in 2022 over 2021, compared to a $3.85 million or 24.58% decrease in 2021 from 2020. We had $0.81 million of MSR impairment recoveries in 2021 and $0.81 million of MSR impairment charges in 2020. During 2022, 2021 and 2020, we determined that no permanent write-down was necessary for previously recorded impairment on MSRs. During 2022, mortgage banking income decreased primarily due to reduced mortgage origination volumes resulting in lower income on loans sold in the secondary market. Demand for mortgages has continued to decline with steep increases in interest rates, limited inventory, and fewer housing starts all of which impacted market activity. During 2021, mortgage banking income decreased primarily due to reduced margins on a lower volume of loan sales.
Insurance commissions declined $0.54 million or 7.51% in 2022 compared to 2021 and improved $0.22 million or 3.16% in 2021 compared to 2020. The decrease in 2022 was primarily due to a reduced book of business and fewer contingent commissions received. The increase in 2021 was primarily due to higher contingent commissions received due to achieving sales goals set forth by various carrier incentive programs.
Equipment rental income generated from operating leases decreased by $4.37 million or 26.27% during 2022 from 2021 compared to a reduction of $6.73 million or 28.80% during 2021 from 2020. The average equipment rental portfolio decreased 21.27% in 2022 over 2021 and decreased 29.16% in 2021 over 2020 as a result of reduced leasing volume primarily in the construction equipment and the auto and light truck portfolios due to changing customer preferences and competitive pricing pressures for new business. In 2022 and 2021, the decline in rental income was offset by a similar decline in depreciation on equipment owned under operating leases.

Losses on the sale of investment securities available-for-sale were $0.18 million and $0.68 million in 2022 and 2021, respectively. There were gains of $0.28 million on the sale of investment securities available-for-sale for the year ended 2020. Losses and gains on the sale of investment securities available-for-sale were primarily from the sale of Federal agency securities in 2022 and corporate securities in 2021 and 2020, with the goal of managing portfolio risk and liquidity.
Other income improved $2.48 million or 19.76% in 2022 from 2021 compared to an increase of $0.61 million or 5.11% in 2021 from 2020. The increase in 2022 was mainly a result of partnership investment gains on sale of renewable energy tax equity investments of $2.24 million and higher bank owned life insurance policy claims offset by a write down of $0.37 million on small business capital investments and reduced customer swap fees of $0.33 million. The increase in 2021 was mainly a result of higher brokerage fees and commissions and increased partnership investment gains offset by reduced customer swap fees and lower bank owned life insurance policy claims.
Noninterest Expense — Noninterest expense decreased $1.45 million or 0.78% in 2022 from 2021 following a $1.22 million or 0.65% decrease in 2021 from 2020. The following table shows noninterest expense for the most recent three years ended December 31.

(Dollars in thousands)	2022	2021	2020
Noninterest expense:
Salaries and employee benefits	$105,110	$105,808	$101,556
Net occupancy	10,728	10,524	10,276
Furniture and equipment	5,448	5,977	6,541
Data Processing	22,375	19,877	19,147
Depreciation — leased equipment	10,023	13,694	20,203
Professional fees	7,280	8,676	6,317
FDIC and other insurance	3,625	2,677	2,606
Business development and marketing	5,823	8,013	4,157
Other	14,287	10,902	16,564
Total noninterest expense	$184,699	$186,148	$187,367
Total salaries and employee benefits were relatively flat in 2022 from 2021, following a $4.25 million or 4.19% increase in 2021 from 2020.
Employee salaries grew $0.62 million or 0.73% in 2022 from 2021 compared to an increase of $2.93 million or 3.54% in 2021 from 2020. The increase in 2022 was mainly a result of higher base salaries due to normal merit increases offset by a decrease in incentive compensation and commission compensation primarily in our residential mortgage area. The growth in 2021 was mainly a result of higher base salaries due to normal merit increases and a rise in incentive compensation including a one-time special reward to COVID-19 vaccinated employees announced at the end of 2021 offset by a decrease in commission compensation primarily in our residential mortgage area.
Employee benefits decreased $1.32 million or 6.58% in 2022 from 2021, compared to a $1.32 million or 7.05% increase in 2021 from 2020. During 2022, group insurance costs were lower due to decreased claims experienced compared to levels in 2021. In 2021, company contributions to employee retirement accounts increased due to higher salaries during 2021 and a rise in group insurance costs as healthcare access and usage increased from levels in 2020.
Occupancy expense rose $0.20 million or 1.94% in 2022 from 2021, compared to an increase of $0.25 million or 2.41% in 2021 from 2020. The elevated expense in 2022 was primarily the result of higher snow removal costs due to inclement weather conditions. The increased expense in 2021 was primarily the result of higher premises repairs and cleaning offset by lower real estate taxes and reduced lease expenses.
Furniture and equipment expense, including depreciation, declined by $0.53 million or 8.85% in 2022 from 2021 compared to a decrease of $0.56 million or 8.62% in 2021 from 2020. The lower expense in 2022 was primarily due to a reduction in equipment rental and depreciation expenses. The lower expense in 2021 was primarily due to a reduction in furniture and equipment depreciation and lower corporate aircraft maintenance.
Data processing expense rose by $2.50 million or 12.57% in 2022 from 2021, following a $0.73 million or 3.81% increase in 2021 from 2020. The increase in 2022 was due to a rise in software maintenance costs and higher computer processing charges related to a variety of technology projects. The increase in 2021 was a result of increases in software maintenance costs and point of sale computer operating expenses.
Depreciation on equipment owned under operating leases declined $3.67 million or 26.81% in 2022 from 2021, following a $6.51 million or 32.22% decrease in 2021 from 2020. In 2022 and 2021, depreciation on equipment owned under operating leases correlated with the change in equipment rental income.

Professional fees decreased $1.40 million or 16.09% in 2022 from 2021, compared to a $2.36 million or 37.34% increase in 2021 from 2020. The lower expense in 2022 can primarily be attributed to a decline in legal fees offset by increased utilization of consulting services for technology projects and compliance services. The higher expense in 2021 compared to 2020 was primarily due to a rise in legal fees and increased utilization of consulting services for technology projects.
FDIC and other insurance expense grew $0.95 million or 35.41% in 2022 from 2021 and increased $0.07 million or 2.72% in 2021 from 2020. The increase in 2022 was mainly the result of higher assessments for FDIC premiums from a larger asset base and a one-time $0.38 million recovery of an incurred but not reported insurance reserve in 2021. The increase in 2021 was mainly the result of $0.55 million in FDIC insurance premium credits received during 2020 which were not present in 2021 offset by a one-time $0.38 million recovery of an incurred but not reported insurance reserve.
Business development and marketing expenses declined $2.19 million or 27.33% in 2022 from 2021 and rose $3.86 million or 92.76% in 2021 from 2020. The decreased expense in 2022 was mainly the result of a one-time charitable contribution of $3.00 million made during 2021 offset by increased business development expense and marketing promotions. The higher expense in 2021 was mainly the result of a charitable contribution of $3.00 million made during 2021 to support COVID-19 initiatives and increased business development expense as a result of more business entertainment and travel opportunities tied to fewer COVID-19 restrictions.
Other expenses increased by $3.39 million or 31.05% in 2022 as compared to 2021 and decreased $5.66 million or 34.18% in 2021 as compared to 2020. The higher expense in 2022 was primarily the result of an increase in the provision for unfunded loan commitments, a rise in the provision for interest rate swaps with customers, and higher employee training expenses. The reduction in 2021 was primarily the result of lower general collection and repossession expenses, fewer valuation adjustments on repossessed assets, a lower provision for interest rate swaps with customers, a decrease in the provision for unfunded loan commitments, and a reduction in postage and shipping expenses offset by reduced gains on the sale of operating lease equipment and higher employee training expenses due to fewer COVID-19 travel restrictions.
Income Taxes — 1st Source recognized income tax expense in 2022 of $36.26 million, compared to $36.33 million in 2021, and $24.88 million in 2020. The effective tax rate in 2022 was 23.12% compared to 23.45% in 2021, and 23.40% in 2020.
For a detailed analysis of 1st Source’s income taxes see Part II, Item 8, Financial Statements and Supplementary Data — Note 17 of the Notes to Consolidated Financial Statements.
FINANCIAL CONDITION
Loan and Lease Portfolio — The following table shows 1st Source’s loan and lease distribution at the end of each of the last two years as of December 31.

(Dollars in thousands)	2022	2021
Commercial and agricultural	$812,031	$918,712
Solar	381,163	348,302
Auto and light truck	808,117	603,775
Medium and heavy duty truck	313,862	259,740
Aircraft	1,077,722	898,401
Construction equipment	938,503	754,273
Commercial real estate	943,745	929,341
Residential real estate and home equity	584,737	500,590
Consumer	151,282	133,080
Total loans and leases	$6,011,162	$5,346,214
At December 31, 2022, there were no concentrations within the loan portfolio of 10% or more of total loans and leases.
Loans and leases, net of unearned discount, at December 31, 2022, were $6.01 billion and were 72.08% of total assets, compared to $5.35 billion and 66.03% of total assets at December 31, 2021. Average loans and leases, net of unearned discount, increased $128.88 million or 2.37% and decreased $25.62 million or 0.47% in 2022 and 2021, respectively. PPP loans, net of unearned discount, at December 31, 2022 and 2021 were $0.90 million and $73.08 million, respectively, and were located in the Commercial and agricultural lending portfolio.

Commercial and agricultural lending, excluding those loans secured by real estate but including PPP loans, decreased $106.68 million or 11.61% in 2022 over 2021. Commercial and agricultural lending outstandings were $812.03 million and $918.71 million at December 31, 2022 and December 31, 2021, respectively. Similar to 2021, the decrease during 2022 was largely due to PPP loan forgiveness and customer pay downs which amounted to $74.88 million during 2022. Additionally, one-time reclassifications of loan outstandings from this portfolio into the commercial real estate portfolio of $32.66 million contributed to the balance reduction. Excluding PPP loans, commercial and agricultural outstandings were $811.13 million and $845.63 million as of December 31, 2022 and 2021, respectively.
Solar loans and leases increased $32.86 million or 9.43% in 2022 over 2021. Solar loan and lease outstandings were $381.16 million and $348.30 million at December 31, 2022 and 2021, respectively. The increase during 2022 was due to continued positive momentum in this business line. We expect that momentum to continue into 2023.
Auto and light truck loans increased $204.34 million or 33.84% in 2022 over 2021. At December 31, 2022, auto and light truck loans had outstandings of $808.12 million and $603.78 million at December 31, 2021. This increase was primarily attributable to expanding relationships with existing clients and selectively adding new clients during a time of continued constrained fleet availability.
Medium and heavy duty truck loans and leases increased $54.12 million or 20.84% in 2022. Medium and heavy duty truck financing at December 31, 2022 and 2021 had outstandings of $313.86 million and $259.74 million, respectively. The increase at December 31, 2022 from December 31, 2021 can be mainly attributed to expanded relationships with existing clients while fleet availability continues to be constrained.
Aircraft financing at year-end 2022 increased $179.32 million or 19.96% from year-end 2021. Aircraft financing at December 31, 2022 and 2021 had outstandings of $1.08 billion and $898.40 million, respectively. The increase during 2022 was due to higher domestic outstandings of $75.17 million and foreign outstandings of $104.15 million. Our 2022 balances increased as demand was bolstered by ongoing health safety concerns sparked by COVID-19 and increasingly less convenient commercial travel. Those concerns as well as customers hoping to take advantage of bonus depreciation, which will begin phasing down during 2023, increased demand for private turbine aircraft especially amongst private business and high net worth market segments. Our foreign outstandings increased 53.88% year over year. Our foreign loan and lease outstandings, all denominated in U.S. dollars were $297.46 million and $193.31 million as of December 31, 2022 and 2021, respectively. Loan and lease outstandings to borrowers in Brazil and Mexico were $129.98 million and $136.68 million as of December 31, 2022, respectively, compared to $65.24 million and $117.90 million as of December 31, 2021, respectively. Outstanding balances to other borrowers in other countries were insignificant.
Construction equipment financing increased $184.23 million or 24.42% in 2022 compared to 2021. Construction equipment financing at December 31, 2022 had outstandings of $938.50 million, compared to outstandings of $754.27 million at December 31, 2021. The growth in this category was primarily due to significant new client relationships and continued growth with existing clients.
Commercial loans secured by real estate, of which approximately 57% is owner occupied, increased $14.40 million or 1.55% in 2022 over 2021. Commercial loans secured by real estate outstanding at December 31, 2022 were $943.75 million and $929.34 million at December 31, 2021. The increase in 2022 was the result of one-time reclassifications from the commercial and agricultural portfolio of $32.66 million as well as by continued modest growth of owner occupied borrowings within certain business sectors of our markets. Our non-owner occupied real estate portfolio again declined slightly as projects took advantage of low market rates and refinanced via the secondary markets. In addition, some of our newer projects have seen continued delays due to labor and material shortages.
Residential real estate and home equity loans were $584.74 million at December 31, 2022 and $500.59 million at December 31, 2021. Residential real estate and home equity loans increased $84.15 million or 16.81% in 2022 from 2021. Residential mortgage and home equity outstandings grew in 2022 as new adjustable-rate mortgage loans were retained rather than being sold into the secondary market along with high demand for home equity lines of credit. The trends from 2021 shifted in 2022 as clients did not want to refinance their first mortgages to pull equity from their homes. In addition, a slow housing market and low builder confidence tended to slow home purchases.
Consumer loans increased $18.20 million or 13.68% in 2022 over 2021. Consumer loans outstanding at December 31, 2022, were $151.28 million and $133.08 million at December 31, 2021. Volumes increased as consumer spending improved as restrictions associated with the COVID-19 pandemic were relaxed. In addition, an increase in new and used car prices resulted in an increase in average loan size.

The following table shows the contractual maturities of loans and leases outstanding as of December 31, 2022 as well as classification according to the sensitivity to changes in interest rates.

(Dollars in thousands)	0-1 Year	1-5 Years	5-15 Years	Over 15 Years	Total
Commercial and agricultural
Fixed rate	$85,965	$193,834	$12,217	$—	$292,016
Variable rate	325,353	172,675	21,983	4	520,015
Total commercial and agricultural	411,318	366,509	34,200	4	812,031
Solar
Fixed rate	57,841	42,481	30,304	—	130,626
Variable rate	70,956	121,096	58,485	—	250,537
Total solar	128,797	163,577	88,789	—	381,163
Auto and light truck
Fixed rate	144,292	259,020	4,959	—	408,271
Variable rate	148,006	251,066	772	2	399,846
Total auto and light truck	292,298	510,086	5,731	2	808,117
Medium and heavy duty truck
Fixed rate	92,317	209,572	10,747	—	312,636
Variable rate	883	343	—	—	1,226
Total medium and heavy duty truck	93,200	209,915	10,747	—	313,862
Aircraft
Fixed rate	112,874	612,932	33,222	—	759,028
Variable rate	66,490	154,453	97,751	—	318,694
Total aircraft	179,364	767,385	130,973	—	1,077,722
Construction equipment
Fixed rate	253,899	625,379	14,888	—	894,166
Variable rate	8,506	24,679	11,152	—	44,337
Total construction equipment	262,405	650,058	26,040	—	938,503
Commercial real estate
Fixed rate	90,585	398,476	78,656	186	567,903
Variable rate	39,042	192,324	117,986	26,490	375,842
Total commercial real estate	129,627	590,800	196,642	26,676	943,745
Residential real estate and home equity
Fixed rate	48,859	152,851	166,168	18,408	386,286
Variable rate	27,185	88,978	79,961	2,327	198,451
Total residential real estate and home equity	76,044	241,829	246,129	20,735	584,737
Consumer
Fixed rate	61,233	73,252	157	—	134,642
Variable rate	13,811	2,805	24	—	16,640
Total consumer	75,044	76,057	181	—	151,282
Total loans and leases
Fixed rate	947,865	2,567,797	351,318	18,594	3,885,574
Variable rate	700,232	1,008,419	388,114	28,823	2,125,588
Total loans and leases	$1,648,097	$3,576,216	$739,432	$47,417	$6,011,162
During 2022, approximately 38% of the Bank’s residential mortgage originations were sold into the secondary market. Mortgage loans held for sale were $3.91 million at December 31, 2022 and were $13.28 million at December 31, 2021.
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

Our liability for repurchases, included in Accrued Expenses and Other Liabilities on the Statements of Financial Condition, was $0.17 million and $0.22 million as of December 31, 2022 and 2021, respectively. Our (recovery) expense for repurchase losses, included in Loan and Lease Collection and Repossession expense on the Statements of Income, was $(0.05) million in 2022 compared to $(0.09) million in 2021 and $0.03 million in 2020. The mortgage repurchase liability represents our best estimate of the loss that we may incur. The estimate is based on specific loan repurchase requests and a historical loss ratio with respect to origination dollar volume. Because the level of mortgage loan repurchase losses is dependent on economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment.
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
Loans and leases within each pool are collectively evaluated using either the cohort cumulative loss rate methodology or the probability of default (PD)/loss given default (LGD) methodology with transition matrix PD/historical average LGD. Our management evaluates the allowance quarterly, reviewing all loans and leases over a fixed-dollar amount ($250,000) where the internal credit quality grade is at or below a predetermined classification, actual and anticipated loss experience, current economic events in specific industries, and other pertinent factors including general economic conditions. Determination of the allowance is inherently subjective as it requires significant estimates and adjustments to historical loss rates to capture differences that may exist between the current and historical conditions, including consideration of environmental factors, principally economic risk which is generally reflected in forecast adjustments, specific industry risk and concentration risk, all of which may be susceptible to significant and unforeseen changes. We review the status of the loan and lease portfolio to identify borrowers that might develop financial problems in order to aid borrowers in the handling of their accounts and to mitigate losses. Our allowance for loan and lease losses is provided for by direct charges to the provision for credit losses. Losses on loans and leases are charged against the allowance and likewise, recoveries during the period for prior losses are credited to the allowance. Because business processes and credit risks associated with unfunded credit commitments are essentially the same as for loans, we utilize similar processes to estimate our liability for unfunded credit commitments. Our allowance for unfunded credit commitments is included in Accrued Expenses and Other Liabilities on the Consolidated Statements of Financial Position and is provided by direct charges to the provision for unfunded credit commitments located in Other Noninterest Expense on the Consolidated Statements of Income. See Part II, Item 8, Financial Statements and Supplementary Data — Note 1 of the Notes to Consolidated Financial Statements for additional information on management’s evaluation of the allowance for credit losses.
We perform a thorough analysis of charge-offs, non-performing asset levels, special attention outstandings and delinquency in order to review portfolio trends, including specific industry risks and economic conditions, which may have an impact on the allowance and allowance ratios applied to various portfolios. We adjust the calculated historical-based ratio as a result of our analysis of environmental factors, principally specific industry risk, collateral risk and concentration risk, in addition to global economic and political issues. We also have a forecast adjustment that includes key economic factors affecting our portfolios such as growth in gross domestic product, unemployment rates, housing market trends, commodity prices, and inflation. Forecasts are difficult to establish and the current environment presents complexity with near 40-year high inflation, markedly higher interest rates, and heightened uncertainty from the protracted war in Ukraine. Residual economic impacts from the pandemic remain an intermittent, but recurrent, headwind for global trade particularly in China and neighboring countries where spiking COVID-19 cases led to lockdown measures and travel restrictions. Economic growth prospects entering the new year are discouraging, with widespread calls for recession in the U.S. GDP forecasts continue to trend downward as persistent inflation, continued hawkishness of the Federal Reserve, and the ongoing war in Ukraine heavily weigh on the outlook. Current political turmoil in Brazil, growing tensions between China and the U.S., and longstanding turmoil in the Middle East, also cause increased uncertainty. Collateral values are significant to underwriting our specialty finance portfolios and volatility or declining values pose a threat. Concentration risk is impacted primarily by geographic concentration in northern Indiana and southwestern Michigan in our business banking and commercial real estate portfolios and by collateral concentration in our specialty finance portfolios.

The outlook for world economies is weak, with decades-high inflation, geopolitical uncertainty, lingering pandemic activity and a consequent slowdown in China impacting the outlook. Current concerns include corruption scandals and political unrest in Latin American countries, the competitive and complex nature of U.S.-China relations, the geopolitical tensions with Russia, and persistent threats of terrorist attacks. In Brazil and Mexico where we have a presence with our aircraft lending, we remain concerned with significant inflation, high interest rates and their resultant economic impact, political unrest most prominently evident in Brazil, and the likelihood of economic weakness in future periods that would parallel an expected slowdown in the U.S. We include a factor in our qualitative adjustments for global risk, as we are increasingly aware of the threat that global concerns may affect our customers. While we are unable to determine with any precision the impact of global economic and political issues on 1st Source Bank’s loan and lease portfolios, we feel the risks are real and significant. We believe there is a risk of negative consequences for our borrowers that would affect their ability to repay their financial obligations. Therefore, we continued to include a factor for global risk in our analysis for 2023.
The following discussion focuses on relevant economic conditions and various circumstances impacting the December 31, 2022 allowance for loan and lease losses of each of our loan and lease segments.
Commercial and agricultural – There are several industries represented in the commercial and agricultural portfolio. Loan outstandings have fluctuated in recent years as two rounds of Paycheck Protection Program loans entered and exited the portfolio with loan forgiveness. Our customers have benefited from the monetary and fiscal stimulus, which provided a lifeline during a period of unprecedented market undercurrents. The outlook for the portfolio is guarded. Small business confidence remains below the long term average as fewer business owners expect the economy to improve in the next six months. Wholesalers and manufacturers have generally performed well and most were able to navigate the supply chain difficulties while passing along rising costs to their consumers. The recreational vehicle industry, which is centered in our footprint, is slowing from record high shipment levels with supply and demand dynamics reversing in recent months. Our business customers engaged in manufacturing for, and supplying the industry, performed very well during the recent years. There has been broad consolidation within the industry over the last two decades and industry suppliers and manufacturers are generally stronger and better capitalized than past cycles to navigate a downturn. The outlook in our agricultural portfolio remains cautiously optimistic as commodity prices remain high, although an expiring Farm Bill is cause for uncertainty. Input prices are expected to remain elevated and along with higher borrowing costs and cash rents, will likely result in thin, but still profitable margins on our agricultural business clients next year. Our customers experienced favorable growing and harvesting conditions during the year which resulted in strong crop yields. In the commercial and agricultural portfolio, we have experienced generally stable credit quality trends with low delinquencies and minimal charge-offs. As of the end of 2022, we reviewed the historical loss ratios and assessed the environmental factors and concentration issues affecting these portfolios and believe the qualitative adjustments we made to our allowance ratios are appropriate and adequate.
Solar – Our entry into solar financing over six years ago continues to gain momentum in terms of the performance of existing projects financed, loan growth opportunities and overall credit quality. Financing is provided to qualified borrowers throughout the continental United States with an emphasis on the region east of the Rocky Mountains. Risks include construction and developer related risks and delays, site issues, climate and weather risks, regulatory problems and permitting issues, as well as risks related to utility companies and their ability and willingness to facilitate the solar customer tying into the grid, among others. To date, we have not incurred any losses in this portfolio and qualitative adjustments were lowered in the portfolio with the current year-end analysis given continued favorable credit performance.

Auto and light truck – The primary auto rental segment of the auto and light truck portfolio experienced a strong year with sizable loan growth as demand for rental vehicles was high and revenue per unit reached a record for the industry. Semiconductor shortages restrained new vehicle production and manufacturers dramatically reduced fleet sales in response. With limited new vehicle availability, used prices skyrocketed and forced operators to forego typical fleet cycles and hold existing inventory for longer periods. The significant increase in vehicle values generally benefited our customers however, elevated valuations increase risk with new fundings which we have attempted to mitigate by maintaining appropriate terms and limiting funding on used units. Wholesale used vehicle prices have declined in nine of the last twelve months and are 15% off the prior year peak, although used values remain well above the historical trendline. Loan growth is strong with operators holding vehicles longer thereby extending fleet cycles. The auto leasing segment also performed well in 2022 and the portfolio exhibits stable credit quality and low delinquency. Leasing customers lease to auto rental companies as well as other commercial entities. We have some concern that increasing vehicle prices and higher borrowing costs could lead to leasing companies stretching for yield by lowering credit quality standards on sub-lessees. We remain diligent in setting our terms and residual value appropriately and monitoring fleet mix given the recent volatility in vehicle prices. The portfolio reported a net recovery position for the year in both the auto rental and specialty vehicle portfolios which include the bus, step van, and funeral car segments. The bus segment experienced losses in the prior two years due to the pandemic and collateral values for motor coaches decreasing substantially during that time. Values are showing signs of stabilization, particularly in late-model motor coaches. There remains concern with repossessing bus units should credit quality deteriorate as outlets for repossessed inventory are not well established and markets are limited. Long-term, there remains uncertainty as some bus portfolio customers may struggle to adapt to the new environment and may experience further losses. We reviewed the annual historical incurred losses and the life of the loan calculated historical loss ratios as of year-end and removed the majority of qualitative factors in the bus segment as we believe historical loss rates are sufficient to cover remaining risk in the portfolio as we recognized charge-offs during 2022 and 2021 and our expectation is that future losses will be lower than recent experience. We believe we appropriately recognized the losses in our portfolio and that peak charge-offs occurred in 2021. Special attention balances decreased from $26.26 million at the end of 2021 to $14.56 million at the end of 2022. Credit quality in the auto rental and leasing portions of the portfolio remain stable and we modestly reduced qualitative factors in those segments.
Medium and heavy duty truck – Credit quality remains stable in the medium and heavy duty truck portfolio. The industry continues to struggle with driver shortages. However, the highly limited inventory of Class 8 tractors experienced in 2021 due to a semiconductor chip shortage appears to have largely been rectified – inventory levels are rebounding and auction valuations are softening. Loan growth opportunities were improved during 2022 as more equipment became available. We believe our reserve ratios for this portfolio are appropriate.
Aircraft – Our domestic and foreign aircraft segments both experienced strong loan growth during the year as high asset valuations and demand for private aircraft increased lending opportunities. The portfolio has been a relatively stable performer of late, but was among the sectors affected most by the sluggish economy following the Great Recession. Our portfolio loss history has been volatile, characterized by lengthy periods of minimal losses or modest recoveries followed by short intervals of higher losses. Aircraft collateral values, particularly those in our niche, have strengthened considerably in this economic cycle. Long, often multi-year, delays for new aircraft have in some instances driven used valuations beyond the price of new aircraft given their immediate availability. In this portfolio we have $297 million of foreign exposure, primarily in Mexico and Brazil. Brazil’s economy continues to struggle to sustain growth and is further hampered by increased inflation fears and political uncertainties. The Mexican economy has fared better of late as its manufacturing rebounded with recovering automotive production. Growth continues to be threatened by drug trafficking and related violence with widespread poverty and income inequality remaining significant concerns. Qualitative adjustments are assigned to Brazil and Mexico’s economic risk as the bulk of foreign aircraft outstandings are domiciled in those markets. Our historical loss ratios reflect our high and volatile loss histories. We adjusted the historical ratios for current conditions, principally, a small increase in collateral concentration risk as we are currently lending into an abnormally strong used aircraft market with increased downside valuation risk on new fundings. Additionally, we increased the qualitative forecast factor adjustment for cohort based pools which is commensurate to the impact of the forecast adjustment in the PD/LGD (probability of default/loss given default) model analysis. We believe the ratios as adjusted are appropriate.

Construction equipment – Our construction equipment portfolio historically has been characterized by stable credit quality; however, there have been credit quality concerns in recent periods with a steady undercurrent of unanticipated downgrades to special attention during the last two years. The portfolio recognized the largest singular charge-off in both 2021 and 2022. The construction industry benefited from growth in private residential construction over the last several years, but higher interest rates and a rapidly slowing housing market have weakened the outlook for site developers. Certain sectors are experiencing stress and we continue to monitor for credit weaknesses. Construction equipment remains vulnerable due to volatility and regulation in the oil and gas sector. The general nature of bidding on construction projects can also have unknown costs or delays. Increased energy costs have been harmful to portfolio clients which often operate under long-term contracts that may lack adequate cost escalators. Diesel prices remain elevated and will be a hardship for clients in the construction industry and have impacted margins. Historically, we have experienced less volatility in this portfolio than the broader industry as losses have been mitigated by appropriate underwriting and a global market for used construction equipment. Continued infrastructure spending is expected to have a positive impact for many contractors within the segment and for the industry’s used equipment markets. We modified our qualitative factors as of 2021 year-end to recognize the increased volume of accounts moving into special attention, and qualitative factors were largely maintained with the 2022 portfolio review given continued special attention activity.
Commercial real estate – Similar to the commercial portfolio, our commercial real estate loans are concentrated in our local market with local customers. Approximately 57% of the Bank’s exposure in this portfolio is from owner occupied facilities where we are the primary relationship bank for our customers. We reviewed our qualitative adjustments as of year-end, and made some modifications as we are concerned about higher interest and capitalization rates within the segment and the potential negative impact on real estate valuations. We believe our ratios as adjusted are appropriate and adequate as of December 31, 2022.
Residential real estate and home equity – Our residential real estate and home equity portfolio consists of loans to individuals in the communities we serve. Generally, residential mortgage loans are originated using standards that result in salable mortgages. Home equity loans are also advanced in compliance with regulatory guidelines and the Bank’s credit policy. Losses in these portfolios have been immaterial since 2013, but we did experience losses during the housing crises and recognized one loss of $0.23 million during 2022 which is related to a commercial special attention account. We reviewed our qualitative adjustments at the end of 2022 which are primarily for reasonable and supportable forecasts, and believe they are appropriate and adequate.
Consumer – Our consumer loan portfolio consists of loans to individuals in the communities we serve. This portfolio consists primarily of loans secured by autos with advances in compliance with the Bank’s underwriting standards. Losses are stable during good economic times and tend to increase when there is deterioration in local economic factors and employment rates. We reviewed our qualitative adjustments at the end of the 2022 which are primarily for reasonable and supportable forecasts, and believe they are appropriate.
The allowance for loan and lease losses at December 31, 2022, totaled $139.27 million and was 2.32% of loans and leases, compared to $127.49 million or 2.38% of loans and leases at December 31, 2021 and $140.65 million or 2.56% of loans and leases at December 31, 2020. It is our opinion that the allowance for loan and lease losses was appropriate to absorb current expected credit losses inherent in the loan and lease portfolio as of December 31, 2022.
Charge-offs for loan and lease losses were $3.41 million for 2022, compared to $12.52 million for 2021 and $13.97 million for 2020. In order to accommodate net charge offs and strong loan and lease growth, we added $13.25 million to the provision for credit losses for 2022, compared to a recovery of provision of $(4.30) million for 2021 and a provision of $36.00 million for 2020.

The following table summarizes our loan and lease loss experience for each of the last three years ended December 31.

(Dollars in thousands)	2022	2021	2020
Amounts of loans and leases outstanding at end of period	$6,011,162	$5,346,214	$5,489,301
Average amount of net loans and leases outstanding during period	$5,566,701	$5,437,817	$5,463,436
Balance of allowance for loan and lease losses at beginning of period	$127,492	$140,654	$111,254
Impact from adoption of ASC 326	—	—	2,584
Adjusted balance of allowance for loan and lease losses at beginning of period	127,492	140,654	113,838
Charge-offs:
Commercial and agricultural	625	2,930	903
Solar	—	—	—
Auto and light truck	118	7,797	7,107
Medium and heavy duty truck	—	—	15
Aircraft	—	—	855
Construction equipment	1,114	856	4,090
Commercial real estate	538	—	37
Residential real estate and home equity	284	228	74
Consumer	730	712	893
Total charge-offs	3,409	12,523	13,974
Recoveries:
Commercial and agricultural	56	812	663
Solar	—	—	—
Auto and light truck	417	1,316	499
Medium and heavy duty truck	—	—	18
Aircraft	785	687	1,800
Construction equipment	17	473	1,415
Commercial real estate	45	19	58
Residential real estate and home equity	160	16	33
Consumer	460	341	303
Total recoveries	1,940	3,664	4,789
Net charge-offs (recoveries)	1,469	8,859	9,185
Provision (recovery of provision) for loan and lease losses	13,245	(4,303)	36,001
Balance at end of period	$139,268	$127,492	$140,654
Ratio of net charge-offs (recoveries) to average net loans and leases outstanding	0.03%	0.16%	0.17%
Ratio of allowance for loan and lease losses to net loans and leases outstanding end of period	2.32%	2.38%	2.56%
Coverage ratio of allowance for loan and lease losses to nonperforming loans and leases	526.06%	327.28%	232.47%
The following table shows net charge-offs (recoveries) as a percentage of average loans and leases by portfolio type:

	2022	2021	2020
Commercial and agricultural	0.07%	0.19%	0.02%
Solar	—	—	—
Auto and light truck	(0.04)	1.11	1.18
Medium and heavy duty truck	—	—	—
Aircraft	(0.08)	(0.08)	(0.12)
Construction equipment	0.13	0.05	0.37
Commercial real estate	0.05	—	—
Residential real estate and home equity	0.02	0.04	0.01
Consumer	0.19	0.28	0.43
Total net charge-offs (recoveries) to average portfolio loans and leases	0.03%	0.16%	0.17%

The allowance for loan and lease losses has been allocated according to the amount deemed necessary to provide for the estimated current expected credit losses. The following table shows the amount of such components of the allowance for loan and lease losses at December 31 and the ratio of such loan and lease categories to total outstanding loan and lease balances.

	2022		2021
(Dollars in thousands)	Allowance Amount	Percentage of Loans and Leases in Each Category to Total Loans and Leases	Allowance Amount	Percentage of Loans and Leases in Each Category to Total Loans and Leases
Commercial and agricultural	$14,635	13.51%	$15,409	17.18%
Solar	7,217	6.34	6,585	6.51
Auto and light truck	18,634	13.44	19,624	11.30
Medium and heavy duty truck	7,566	5.22	6,015	4.87
Aircraft	41,093	17.93	33,628	16.80
Construction equipment	24,039	15.61	19,673	14.11
Commercial real estate	17,431	15.70	19,691	17.38
Residential real estate and home equity	6,478	9.73	5,084	9.36
Consumer	2,175	2.52	1,783	2.49
Total	$139,268	100.00%	$127,492	100.00%
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
Nonperforming assets amounted to $26.93 million at December 31, 2022, compared to $41.33 million at December 31, 2021, and $64.53 million at December 31, 2020. During 2022, interest income on nonaccrual loans and leases would have increased by approximately $2.68 million compared to $2.62 million in 2021 if these loans and leases had earned interest at their full contractual rate.
Nonperforming assets at December 31, 2022 decreased from December 31, 2021, mainly due to declines in nonaccrual loans and leases in the bus segment of the auto and light truck portfolio along with modestly lower nonaccrual loans in construction equipment. Repossessions consisted mainly of units in the bus and step van segments of the auto and light truck portfolio. Other real estate consists of one residential real estate property.

Nonperforming assets at December 31 (Dollars in thousands)	2022	2021
Loans past due over 90 days	$54	$249
Nonaccrual loans and leases:
Commercial and agricultural	864	2,053
Solar	—	—
Auto and light truck	14,153	24,170
Medium and heavy duty truck	15	273
Aircraft	571	649
Construction equipment	5,469	7,090
Commercial real estate	3,229	2,996
Residential real estate and home equity	1,785	1,225
Consumer	334	250
Total nonaccrual loans and leases	26,420	38,706
Total nonperforming loans and leases	26,474	38,955
Other real estate	104	—
Repossessions:
Commercial and agricultural	—	—
Auto and light truck	311	75
Medium and heavy duty truck	—	—
Aircraft	—	—
Construction equipment	—	757
Consumer	16	29
Total repossessions	327	861
Operating leases	22	1,518
Total nonperforming assets	$26,927	$41,334
Nonperforming loans and leases to loans and leases, net of unearned discount	0.44%	0.73%
Nonperforming assets to loans and leases and operating leases, net of unearned discount	0.45%	0.77%
Potential Problem Loans — Potential problem loans consist of loans that are performing but for which management has concerns about the ability of a borrower to continue to comply with repayment terms because of the borrowers’ potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. As of December 31, 2022 and 2021, we had $7.83 million and $1.23 million, respectively, in loans of this type which are not included in either of the non-accrual or 90 days past due loan categories. At December 31, 2022, potential problem loans consisted of one credit relationship in the commercial and agricultural portfolio. Weakness in the borrower’s operating performance have caused us to heighten attention given to this credit.
INVESTMENT PORTFOLIO
The amortized cost of securities available-for-sale at year-end 2022 increased 4.96% from 2021, following a 59.90% increase from year-end 2020 to year-end 2021. The amortized cost of securities available-for-sale at December 31, 2022 was $1.97 billion or 23.61% of total assets, compared to $1.88 billion or 23.17% of total assets at December 31, 2021.
The following table shows the amortized cost of investment securities available-for-sale as of December 31.

(Dollars in thousands)	2022	2021
U.S. Treasury and Federal agencies securities	$1,090,743	$1,093,780
U.S. States and political subdivisions securities	130,670	95,700
Mortgage-backed securities — Federal agencies	730,672	663,441
Corporate debt securities	16,486	22,510
Foreign government securities	600	600
Total investment securities available-for-sale	$1,969,171	$1,876,031

Yields on tax-exempt obligations are calculated on a fully tax-equivalent basis assuming a 21% tax rate. The following table shows the maturities of securities available-for-sale at December 31, 2022, at the amortized costs and weighted average yields of such securities.

(Dollars in thousands)	Amount	Yield
U.S. Treasury and Federal agencies securities
Under 1 year	$40,202	1.79%
1 – 5 years	1,050,541	0.95
5 – 10 years	—	—
Over 10 years	—	—
Total U.S. Treasury and Federal agencies securities	1,090,743	0.98
U.S. States and political subdivisions securities
Under 1 year	15,121	2.79
1 – 5 years	52,541	1.65
5 – 10 years	21,835	1.30
Over 10 years	41,173	5.92
Total U.S. States and political subdivisions securities	130,670	3.07
Corporate debt securities
Under 1 year	8,002	2.98
1 – 5 years	8,484	2.32
5 – 10 years	—	—
Over 10 years	—	—
Total Corporate debt securities	16,486	2.64
Foreign government securities
Under 1 year	—	—
1 – 5 years	600	2.12
5 – 10 years	—	—
Over 10 years	—	—
Total Foreign government securities	600	2.12
Mortgage-backed securities — Federal agencies	730,672	1.85
Total investment securities available-for-sale	$1,969,171	1.45%
At December 31, 2022, the residential mortgage-backed securities we held consisted of GNMA, FNMA and FHLMC pass-through certificates (Government Sponsored Enterprise, GSEs). The type of loans underlying the securities were all conforming loans at the time of issuance. The underlying GSEs backing these mortgage-backed securities are rated Aaa or AA+ from the rating agencies. At December 31, 2022, the vintage (years originated) of the underlying loans comprising our securities are: 14% in the year 2022; 45% in the year 2021; 28% in the years 2019 and 2020; 7% in the years 2017 and 2018; 2% in the years 2015 and 2016; 4% in the years 2014 prior.
DEPOSITS
The following table shows the average daily amounts of deposits and rates paid on such deposits.

	2022		2021		2020
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing demand	$2,037,882	—%	$1,882,168	—%	$1,530,698	—%
Interest bearing demand	2,554,945	0.69	2,278,498	0.13	1,827,673	0.24
Savings	1,283,143	0.08	1,172,411	0.07	926,585	0.11
Time	835,406	0.79	1,009,450	0.84	1,451,646	1.73
Total deposits	$6,711,376		$6,342,527		$5,736,602

The following table shows the estimated scheduled maturities of the portion of time deposits in U.S. offices in excess of the FDIC insurance limit and time deposits that are otherwise uninsured.

(Dollars in thousands)
Under 3 Months	$138,892
4 – 6 Months	70,383
7 – 12 Months	181,961
Over 12 Months	217,415
Total	$608,651
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

(Dollars in thousands)	Federal Funds Purchased and Securities Repurchase Agreements	Commercial Paper	Federal Home Loan Bank Advances	Other Short-Term Borrowings	Total Borrowings
2022
Balance at December 31, 2022	$141,432	$3,096	$70,000	$1,001	$215,529
Maximum amount outstanding at any month-end	193,798	4,072	250,000	1,746	449,616
Average amount outstanding	169,600	3,838	40,123	1,409	214,970
Weighted average interest rate during the year	0.12%	0.04%	3.22%	—%	0.70%
Weighted average interest rate for outstanding amounts at December 31, 2022	0.05%	0.03%	4.16%	—%	1.39%
2021
Balance at December 31, 2021	$194,727	$3,967	$—	$1,333	$200,027
Maximum amount outstanding at any month-end	210,275	5,141	—	3,007	218,423
Average amount outstanding	180,610	4,316	—	1,802	186,728
Weighted average interest rate during the year	0.06%	0.08%	—%	—%	0.06%
Weighted average interest rate for outstanding amounts at December 31, 2021	0.04%	0.04%	N/A	—%	0.04%
LIQUIDITY AND CAPITAL RESOURCES
Core Deposits — Our major source of investable funds is provided by stable core deposits consisting of all interest bearing and noninterest bearing deposits, excluding brokered certificates of deposit, listing services certificates of deposit and certain certificates of deposit over $250,000 based on established FDIC insured deposits. In 2022, average core deposits equaled 79.60% of average total assets, compared to 78.04% in 2021 and 73.64% in 2020. The effective rate of core deposits in 2022 was 0.32%, compared to 0.12% in 2021 and 0.39% in 2020.
Average noninterest bearing core deposits increased 8.27% in 2022 compared to an increase of 22.96% in 2021. These represented 31.71% of total core deposits in 2022, compared to 31.20% in 2021, and 29.20% in 2020.
Purchased Funds — We use purchased funds to supplement core deposits, which include certain certificates of deposit over $250,000, brokered certificates of deposit, listing services certificates of deposit, over-night borrowings, securities sold under agreements to repurchase, commercial paper, and other short-term borrowings. Purchased funds are raised from customers seeking short-term investments and are used to manage the Bank’s interest rate sensitivity. During 2022, our reliance on purchased funds decreased to 6.19% of average total assets from 6.41% in 2021.

Shareholders’ Equity — Average shareholders’ equity equated to 10.81% of average total assets in 2022, compared to 11.73% in 2021. Shareholders’ equity was 10.36% of total assets at year-end 2022, compared to 11.32% at year-end 2021. We include unrealized gains (losses) on available-for-sale securities, net of income taxes, in accumulated other comprehensive income (loss) which is a component of shareholders’ equity. While regulatory capital adequacy ratios exclude unrealized gains (losses), it does impact our equity as reported in the audited financial statements. The unrealized losses on available-for-sale securities, net of income taxes, were $147.69 million and $9.86 million at December 31, 2022 and 2021, respectively. The unrealized losses occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. Additionally, we do not intend to sell these investments and it is more likely than not that we will not be required to sell these investments before recovery of the amortized cost basis, which may be the maturity dates of the securities.
Other Liquidity — Under Indiana law governing the collateralization of public fund deposits, the Indiana Board of Depositories determines which financial institutions are required to pledge collateral based on the strength of their financial ratings. We have been informed that no collateral is required for our public fund deposits. However, the Board of Depositories could alter this requirement in the future and adversely impact our liquidity. Our potential liquidity exposure if we must pledge collateral is approximately $1.15 billion.
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
(iii)Dependency Ratio (net potentially volatile liabilities minus short term investments divided by total earning assets minus short term investments) less than 15%; and
(iv)Loans to Deposits Ratio less than 100%
At December 31, 2022, we were in compliance with the foregoing internal policies and regulatory guidelines.
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
We have borrowing sources available to supplement deposits and meet our funding needs. 1st Source Bank has established relationships with several banks to provide short term borrowings in the form of federal funds purchased. At December 31, 2022, we had no borrowings in the federal funds market. We could borrow $245.00 million in additional funds for a short time from these banks on a collective basis. As of December 31, 2022, we had $91.31 million outstanding in FHLB advances and could borrow an additional $464.70 million contingent on the FHLB activity-based stock ownership requirement. We also had no outstandings with the FRB and could borrow $444.99 million as of December 31, 2022.

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

	Percentage Change in Net Interest Income
	December 31, 2022		December 31, 2021
Basis Point Interest Rate Change	12 Months	24 Months	12 Months	24 Months
Up 200	(2.32)%	2.99%	0.34%	7.00%
Up 100	(1.15)%	1.52%	(0.51)%	2.86%
Down 100	(2.39)%	(5.10)%	(3.22)%	(8.00)%
The earnings simulation model excludes the earnings dynamics related to how fee income and noninterest expense may be affected by changes in interest rates. Actual results may differ materially from those projected. The use of this methodology to quantify the market risk of the balance sheet should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions.
At December 31, 2022 and 2021, the impact of these hypothetical fluctuations in interest rates on our derivative holdings was not significant, and, as such, separate disclosure is not presented. We manage the interest rate risk related to mortgage loan commitments by entering into contracts for future delivery of loans with outside parties. See Part II, Item 8, Financial Statements and Supplementary Data — Note 18 of the Notes to Consolidated Financial Statements.
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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit, Finance and Risk Committee
1st Source Corporation
South Bend, Indiana

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of 1st Source Corporation (Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income (loss), shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 16, 2023, expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the Audit, Finance and Risk Committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Allowance for Loan and Lease Losses
As described in Note 5 to the consolidated financial statements, the Company’s consolidated allowance for loan and lease losses (ALLL) was $139.27 million at December 31, 2022. The Company also describes in Note 1 of the consolidated financial statements the “Allowance for Loan and Lease Losses” accounting policy around this estimate. The ALLL is an estimate of current expected credit losses in the loan and lease portfolio. The determination of the allowance for loan and lease losses requires significant judgment reflecting the Company’s best estimate of expected future losses for the loan’s entire contractual term adjusted for expected payments when appropriate.

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
Our audit procedures related to the estimated allowance for loan losses at December 31, 2022, included:
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

/s/ FORVIS, LLP (Formerly, BKD, LLP)

We have served as the Company’s auditor since 2015

Fort Wayne, Indiana
February 16, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit, Finance and Risk Committee
1st Source Corporation
South Bend, Indiana

Opinion on the Internal Control over Financial Reporting
We have audited 1st Source Corporation’s (Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2022 and 2021, and for each of the three years in the period ended December 31, 2022 and our report dated February 16, 2023, expressed an unqualified opinion on those financial statements.
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
Definitions and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

/s/ FORVIS, LLP (Formerly, BKD, LLP)

Fort Wayne, Indiana
February 16, 2023

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31 (Dollars in thousands)	2022	2021
ASSETS
Cash and due from banks	$84,703	$54,420
Federal funds sold and interest bearing deposits with other banks	38,094	470,767
Investment securities available-for-sale	1,775,128	1,863,041
Other investments	25,293	27,189
Mortgages held for sale	3,914	13,284
Loans and leases, net of unearned discount:
Commercial and agricultural	812,031	918,712
Solar	381,163	348,302
Auto and light truck	808,117	603,775
Medium and heavy duty truck	313,862	259,740
Aircraft	1,077,722	898,401
Construction equipment	938,503	754,273
Commercial real estate	943,745	929,341
Residential real estate and home equity	584,737	500,590
Consumer	151,282	133,080
Total loans and leases	6,011,162	5,346,214
Allowance for loan and lease losses	(139,268)	(127,492)
Net loans and leases	5,871,894	5,218,722
Equipment owned under operating leases, net	31,700	48,433
Net premises and equipment	44,773	47,038
Goodwill and intangible assets	83,907	83,926
Accrued income and other assets	380,010	269,469
Total assets	$8,339,416	$8,096,289

LIABILITIES
Deposits:
Noninterest-bearing demand	$1,998,151	$2,052,981
Interest-bearing deposits:
Interest-bearing demand	2,591,464	2,455,580
Savings	1,198,191	1,286,367
Time	1,140,459	884,137
Total interest-bearing deposits	4,930,114	4,626,084
Total deposits	6,928,265	6,679,065
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	141,432	194,727
Other short-term borrowings	74,097	5,300
Total short-term borrowings	215,529	200,027
Long-term debt and mandatorily redeemable securities	46,555	71,251
Subordinated notes	58,764	58,764
Accrued expenses and other liabilities	166,537	117,718
Total liabilities	7,415,650	7,126,825

SHAREHOLDERS’ EQUITY
Preferred stock; no par value Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock; no par value Authorized 40,000,000 shares; issued 28,205,674 shares at December 31, 2022 and 2021	436,538	436,538
Retained earnings	694,862	603,787
Cost of common stock in treasury (3,543,388 shares at December 31, 2022 and 3,466,162 shares at December 31, 2021)	(119,642)	(114,209)
Accumulated other comprehensive loss	(147,690)	(9,861)
Total shareholders’ equity	864,068	916,255
Noncontrolling interests	59,698	53,209
Total equity	923,766	969,464
Total liabilities and equity	$8,339,416	$8,096,289
The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31 (Dollars in thousands, except per share amounts)	2022	2021	2020
Interest income:
Loans and leases	$263,894	$235,031	$242,772
Investment securities, taxable	26,294	17,767	18,080
Investment securities, tax-exempt	1,049	601	895
Other	2,579	1,373	1,284
Total interest income	293,816	254,772	263,031
Interest expense:
Deposits	25,231	12,276	30,459
Short-term borrowings	1,497	115	517
Subordinated notes	3,550	3,267	3,367
Long-term debt and mandatorily redeemable securities	69	2,476	2,868
Total interest expense	30,347	18,134	37,211
Net interest income	263,469	236,638	225,820
Provision (recovery of provision) for credit losses	13,245	(4,303)	36,001
Net interest income after provision for credit losses	250,224	240,941	189,819
Noninterest income:
Trust and wealth advisory	23,107	23,782	21,114
Service charges on deposit accounts	12,146	10,589	9,485
Debit card	18,052	18,125	14,983
Mortgage banking	4,122	11,822	15,674
Insurance commissions	6,703	7,247	7,025
Equipment rental	12,274	16,647	23,380
(Losses) gains on investment securities available-for-sale	(184)	(680)	279
Other	15,042	12,560	11,949
Total noninterest income	91,262	100,092	103,889
Noninterest expense:
Salaries and employee benefits	105,110	105,808	101,556
Net occupancy	10,728	10,524	10,276
Furniture and equipment	5,448	5,977	6,541
Data processing	22,375	19,877	19,147
Depreciation — leased equipment	10,023	13,694	20,203
Professional fees	7,280	8,676	6,317
FDIC and other insurance	3,625	2,677	2,606
Business development and marketing	5,823	8,013	4,157
Other	14,287	10,902	16,564
Total noninterest expense	184,699	186,148	187,367
Income before income taxes	156,787	154,885	106,341
Income tax expense	36,255	36,328	24,880
Net income	120,532	118,557	81,461
Net (income) loss attributable to noncontrolling interests	(23)	(23)	(24)
Net income available to common shareholders	$120,509	$118,534	$81,437
Basic net income per common share	$4.84	$4.70	$3.17
Diluted net income per common share	$4.84	$4.70	$3.17
The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

Year Ended December 31 (Dollars in thousands)	2022	2021	2020
Net income	$120,532	$118,557	$81,461
Other comprehensive (loss) income:
Unrealized (depreciation) appreciation of investment securities available-for-sale	(181,237)	(37,867)	17,666
Reclassification adjustment for realized losses (gains) included in net income	184	680	(279)
Income tax effect	43,224	8,955	(4,188)
Other comprehensive (loss) income, net of tax	(137,829)	(28,232)	13,199
Comprehensive (loss) income	(17,297)	90,325	94,660
Comprehensive (income) loss attributable to noncontrolling interests	(23)	(23)	(24)
Comprehensive (loss) income available to common shareholders	$(17,320)	$90,302	$94,636
The accompanying notes are a part of the consolidated financial statements.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	1st Source Corporation Shareholders
(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss), Net	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2020	$—	$436,538	$463,269	$(76,702)	$5,172	$828,277	$20,359	$848,636
Cumulative-effect adjustment	—	—	(2,552)	—	—	(2,552)	—	(2,552)
Balance at January 1, 2020, adjusted	—	436,538	460,717	(76,702)	5,172	825,725	20,359	846,084
Net income	—	—	81,437	—	—	81,437	24	81,461
Other comprehensive income	—	—	—	—	13,199	13,199	—	13,199
Issuance of 46,089 common shares under stock based compensation awards	—	—	962	877	—	1,839	—	1,839
Cost of 166,446 shares of common stock acquired for treasury	—	—	—	(6,415)	—	(6,415)	—	(6,415)
Common stock dividend ($1.13 per share)	—	—	(28,940)	—	—	(28,940)	—	(28,940)
Contributions from noncontrolling interests	—	—	—	—	—	—	24,098	24,098
Distributions to noncontrolling interests	—	—	—	—	—	—	(656)	(656)
Balance at December 31, 2020	$—	$436,538	$514,176	$(82,240)	$18,371	$886,845	$43,825	$930,670
Net income	—	—	118,534	—	—	118,534	23	118,557
Other comprehensive loss	—	—	—	—	(28,232)	(28,232)	—	(28,232)
Issuance of 63,527 common shares under stock based compensation awards	—	—	1,547	1,167	—	2,714	—	2,714
Cost of 713,132 shares of common stock acquired for treasury	—	—	—	(33,136)	—	(33,136)	—	(33,136)
Common stock dividend ($1.21 per share)	—	—	(30,470)	—	—	(30,470)	—	(30,470)
Contributions from noncontrolling interests	—	—	—	—	—	—	10,358	10,358
Distributions to noncontrolling interests	—	—	—	—	—	—	(997)	(997)
Balance at December 31, 2021	$—	$436,538	$603,787	$(114,209)	$(9,861)	$916,255	$53,209	$969,464
Net income	—	—	120,509	—	—	120,509	23	120,532
Other comprehensive loss	—	—	—	—	(137,829)	(137,829)	—	(137,829)
Issuance of 72,593 common shares under stock based compensation awards	—	—	1,762	1,403	—	3,165	—	3,165
Cost of 149,819 shares of common stock acquired for treasury	—	—	—	(6,836)	—	(6,836)	—	(6,836)
Common stock dividend ($1.26 per share)	—	—	(31,196)	—	—	(31,196)	—	(31,196)
Contributions from noncontrolling interests	—	—	—	—	—	—	7,700	7,700
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,234)	(1,234)
Balance at December 31, 2022	$—	$436,538	$694,862	$(119,642)	$(147,690)	$864,068	$59,698	$923,766
The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 (Dollars in thousands)	2022	2021	2020
Operating activities:
Net income	$120,532	$118,557	$81,461
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (recovery of provision) for credit losses	13,245	(4,303)	36,001
Depreciation of premises and equipment	4,596	5,093	5,673
Depreciation of equipment owned and leased to others	10,023	13,694	20,203
Stock-based compensation	3,587	4,214	3,293
Amortization of investment securities premiums and accretion of discounts, net	3,951	6,684	6,057
Amortization of mortgage servicing rights	1,287	2,117	2,361
Mortgage servicing rights (recoveries) impairments	—	(812)	812
Amortization of right of use assets	3,181	3,095	2,842
Deferred income taxes	(9,461)	15,396	(24,160)
Losses (gains) on investment securities available-for-sale	184	680	(279)
Originations of loans held for sale, net of principal collected	(86,185)	(261,558)	(330,991)
Proceeds from the sales of loans held for sale	97,166	268,226	351,039
Net gains on sale of loans held for sale	(1,611)	(7,067)	(12,656)
Net gains on sale of other real estate and repossessions	(410)	(672)	(138)
Change in interest receivable	(6,987)	2,482	(1,117)
Change in interest payable	4,115	(2,111)	(9,923)
Change in other assets	413	17,757	12,782
Change in other liabilities	21,910	(14,990)	10,293
Other	(4,006)	279	940
Net change in operating activities	175,530	166,761	154,493
Investing activities:
Proceeds from sales of investment securities available-for-sale	23,795	99,208	8,403
Proceeds from maturities and paydowns of investment securities available-for-sale	206,426	336,364	443,617
Purchases of investment securities available-for-sale	(327,496)	(1,145,697)	(597,296)
Net change in partnership investments	(18,292)	(24,897)	(54,981)
Net change in other investments	1,896	240	985
Loans sold or participated to others	57,473	54,623	17,462
Proceeds from principal payments on direct finance leases	58,654	40,751	54,771
Net change in loans and leases	(784,355)	36,414	(489,477)
Net change in equipment owned under operating leases	6,710	2,913	26,414
Purchases of premises and equipment	(2,380)	(2,886)	(2,850)
Proceeds from disposal of premises and equipment	49	129	23
Purchases of bank owned life insurance policies	(10,000)	—	—
Proceeds from sales of other real estate and repossessions	2,648	4,279	10,271
Net change in investing activities	(784,872)	(598,559)	(582,658)
Financing activities:
Net change in demand deposits and savings accounts	(7,122)	1,016,257	1,069,843
Net change in time deposits	256,322	(283,220)	(481,141)
Net change in short-term borrowings	15,502	49,386	4,748
Proceeds from issuance of long-term debt	—	—	10,000
Payments on long-term debt	(25,530)	(13,460)	(2,905)
Stock issued under stock purchase plans	252	90	39
Acquisition of treasury stock	(6,836)	(33,136)	(6,415)
Net contributions from (distributions to) noncontrolling interests	6,466	9,361	23,442
Cash dividends paid on common stock	(32,102)	(31,340)	(29,764)
Net change in financing activities	206,952	713,938	587,847
Net change in cash and cash equivalents	(402,390)	282,140	159,682
Cash and cash equivalents, beginning of year	525,187	243,047	83,365
Cash and cash equivalents, end of year	$122,797	$525,187	$243,047
Supplemental Information:
Non-cash transactions:
Loans transferred to other real estate and repossessions	$1,811	$2,440	$4,317
Common stock matching contribution to Employee Stock Ownership and Profit Sharing Plan	683	715	622
Right of use assets obtained in exchange for lease obligation	2,027	1,344	2,612
Cash paid for:
Interest	$26,233	$20,245	$47,134
Income taxes	23,258	15,360	13,461
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
Securities — Securities that the Company has the ability and positive intent to hold to maturity are classified as investment securities held-to-maturity. Held-to-maturity investment securities, when present, are carried at amortized cost. As of December 31, 2022 and 2021, the Company held no securities classified as held-to-maturity. Securities that may be sold in response to, or in anticipation of, changes in interest rates and resulting prepayment risk, or for other factors, are classified as available-for-sale and are carried at fair value. Unrealized gains and losses on debt securities are reported, net of applicable taxes, as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. Unrealized gains and losses on equity securities are reflected, net of applicable taxes, in earnings.
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

Other investments consist of shares of Federal Home Loan Bank of Indianapolis (FHLBI) and Federal Reserve Bank stock. As restricted member stocks, these investments are carried at cost. Both cash and stock dividends received on the stocks are reported as income. Quarterly, the Company reviews its investment in FHLBI for impairment. Factors considered in determining impairment are: history of dividend payments; determination of cause for any net loss; adequacy of capital; and review of the most recent financial statements. As of December 31, 2022 and 2021, it was determined that the Company’s investment in FHLBI stock is appropriately valued at cost, which equates to par value. In addition, other investments include interest bearing deposits with other banks with original maturities of greater than three months. These investments are in denominations, including accrued interest, that are fully insured by the FDIC.
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
Direct financing leases are carried at the aggregate of lease payments plus estimated residual value of the leased property, net of unamortized deferred lease origination fees and costs and unearned income. Only those costs incurred as a direct result of closing a lease transaction are capitalized and all initial direct costs are expensed immediately. Interest income on direct financing leases is recognized over the term of the lease to achieve a constant periodic rate of return on the outstanding investment.
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
The Company sells mortgage loans to the Government National Mortgage Association (GNMA) in the normal course of business and retains the servicing rights. The GNMA programs under which the loans are sold allow the Company to repurchase individual delinquent loans that meet certain criteria from the securitized loan pool. At its option, and without GNMA’s prior authorization, the Company may repurchase a delinquent loan for an amount equal to 100% of the remaining principal balance on the loan. Once the Company has the unconditional ability to repurchase a delinquent loan, the Company is deemed to have regained effective control over the loan and the Company is required to recognize the loan on its balance sheet and record an offsetting liability, regardless of its intent to repurchase the loan. At December 31, 2022 and 2021, residential real estate portfolio loans included $1.00 million and $1.33 million, respectively, of loans available for repurchase under the GNMA optional repurchase programs with the offsetting liability recorded within Other Short-term Borrowings on the Consolidated Statements of Financial Position.
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
Other Real Estate — Other real estate acquired through partial or total satisfaction of nonperforming loans is included in Other Assets on the Consolidated Statements of Financial Condition and recorded at fair value less anticipated selling costs based upon the property’s appraised value at the date of transfer, with any difference between the fair value of the property less cost to sell, and the carrying value of the loan charged to the allowance for loan and lease losses or other income, if a positive adjustment. Subsequent fair value write-downs or write-ups, to the extent of previous write-downs, property maintenance costs, and gains or losses recognized upon the sale of other real estate are recognized in Noninterest Expense on the Consolidated Statements of Income. Gains or losses resulting from the sale of other real estate are recognized on the date of sale. As of December 31, 2022 and 2021, other real estate had carrying values of $0.10 million and $0.00 million, respectively, and is included in Other Assets on the Consolidated Statements of Financial Condition.

Repossessed Assets — Repossessed assets may include fixtures and equipment, inventory and receivables, aircraft, construction equipment, and vehicles acquired from business banking and specialty finance activities. Repossessed assets are included in Other Assets on the Consolidated Statements of Financial Condition at fair value of the equipment or vehicle less estimated selling costs. At the time of repossession, the recorded amount of the loan or lease is written down to the fair value of the equipment or vehicle by a charge to the allowance for loan and lease losses or other income, if a positive adjustment. Subsequent fair value write-downs or write-ups, to the extent of previous write-downs, equipment maintenance costs, and gains or losses recognized upon the sale of repossessions are recognized in Noninterest Expense on the Consolidated Statements of Income. Gains or losses resulting from the sale of repossessed assets are recognized on the date of sale. Repossessed assets totaled $0.33 million and $0.86 million, as of December 31, 2022 and 2021, respectively, and are included in Other Assets on the Consolidated Statements of Financial Condition.
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
The Company has historically evaluated goodwill for impairment during the fourth quarter of each year, with financial data as of September 30. During the first quarter of 2021, management determined that the deterioration in general economic conditions as a result of the COVID-19 pandemic and responses thereto represented a triggering event prompting an evaluation of goodwill impairment. The Company performed impairment analyses in each quarter of 2021. In 2022, management determined conditions no longer represented a triggering event requiring quarterly analyses and returned to its historical practice of evaluating goodwill during the fourth quarter of the year. Based on the analyses performed each quarter of 2021 and the fourth quarter of 2022, the Company determined that goodwill was not impaired.
Partnership Investments — The Company accounts for its investments in partnerships for which it owns less than fifty percent and has the ability to exercise significant influence over the partnership on the equity method. The Company accounts for its investments in partnerships for which it does not have the ability to exercise significant influence at fair value less impairment, if any, or cost less any impairment if the fair value is not readily determinable. The Company has elected to use the practical expedient to estimate fair value of an investment in an investment company using the net asset value of its partnership interest. The Company uses the hypothetical liquidation book value (HLBV) method for equity investments when the liquidation rights and priorities as defined by an equity investment agreement differ from what is reflected by the underlying percentage ownership interests. The HLBV method is commonly applied to equity investments in the renewable energy industry, where the economic benefits corresponding to an equity investment may vary at different points in time and/or are not directly linked to an investor’s ownership percentage. A calculation is prepared at each balance sheet date to determine the amount that the Company would receive if an equity investment entity were to liquidate all of its assets (as valued in accordance with GAAP) and distribute that cash to the investors based on the contractually defined liquidation priorities. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is 1st Source’s share of the earnings or losses from the equity investment for the period. Investments in partnerships are included in Other Assets on the Consolidated Statements of Financial Condition. The balances as of December 31, 2022 and 2021 were $137.15 million and $95.05 million, respectively.
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
Income Taxes — 1st Source and its subsidiaries file a consolidated Federal income tax return. The provision for income taxes is based upon income in the consolidated financial statements, rather than amounts reported on the income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. A valuation allowance, if needed, reduces deferred tax assets to the expected amount most likely to be realized. Realization of deferred tax assets is dependent upon the generation of a sufficient level of future taxable income and recoverable taxes paid in prior years. Although realization is not assured, the Company believes it is more likely than not that all of the deferred tax assets will be realized.
The Company uses the deferral method of accounting on investments that generate investment tax credits. Under this method, the investment tax credits are recognized as a reduction to the related asset. The expense on certain qualified affordable housing investments is included in Income Tax Expense on the Consolidated Statements of Income.
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
Financial Instruments–Credit Losses: In March 2022, the FASB issued ASU No. 2022-02 “Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” These amendments eliminate the TDR recognition and measurement guidance and, instead, require that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan. The amendments also enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. Additionally, these amendments require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20. The guidance is effective for entities that have adopted ASU 2016-13 for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. These amendments should be applied prospectively. If an entity elects to early adopt ASU 2022-02 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes the interim period. An entity may elect to early adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The Company adopted ASU 2022-02 on January 1, 2023 and it did not have a material impact on its accounting and disclosures.
Reference Rate Reform: In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. In January 2021, the FASB issued ASU 2021-01 which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. In December of 2022, the FASB issued ASU No. 2022-06 which extended the period of time prepares can utilize the reference rate reform relief guidance in Topic 848. The guidance ensures the relief in Topic 848 covers the period of time during which a significant number of modifications may take place and the ASU defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The Company continues to implement its transition plan towards cessation of LIBOR and the modification of its loans and other financial instruments with attributes that are either directly or indirectly influenced by LIBOR. The Company expects to utilize the LIBOR transition relief allowed under ASU 2020-04, ASU 2021-01 and ASU 2022-06, as applicable, and does not expect such adoption to have a material impact on its accounting and disclosures. The Company will continue to assess the impact as the reference rate transition progresses.

Note 3 — Investment Securities Available-For-Sale
The following table shows investment securities available-for-sale.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022
U.S. Treasury and Federal agencies securities	$1,090,743	$—	$(92,145)	$998,598
U.S. States and political subdivisions securities	130,670	591	(8,499)	122,762
Mortgage-backed securities - Federal agencies	730,672	60	(93,674)	637,058
Corporate debt securities	16,486	—	(355)	16,131
Foreign government securities	600	—	(21)	579
Total investment securities available-for-sale	$1,969,171	$651	$(194,694)	$1,775,128
December 31, 2021
U.S. Treasury and Federal agencies securities	$1,093,780	$3,244	$(13,018)	$1,084,006
U.S. States and political subdivisions securities	95,700	1,130	(1,129)	95,701
Mortgage-backed securities - Federal agencies	663,441	4,745	(8,459)	659,727
Corporate debt securities	22,510	499	—	23,009
Foreign government securities	600	—	(2)	598
Total investment securities available-for-sale	$1,876,031	$9,618	$(22,608)	$1,863,041
Amortized cost excludes accrued interest receivable which is included in Accrued Income and Other Assets on the Consolidated Statements of Financial Condition. At December 31, 2022 and 2021, accrued interest receivable on investment securities available for sale was $5.98 million and $4.80 million, respectively.
At December 31, 2022, the residential mortgage-backed securities held by the Company consisted primarily of GNMA, FNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government (Government Sponsored Enterprise, GSEs).
The Company did not hold any marketable equity securities at December 31, 2022 and 2021.
The following table shows the contractual maturities of investments in debt securities available-for-sale at December 31, 2022. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$63,325	$62,318
Due after one year through five years	1,112,166	1,016,225
Due after five years through ten years	21,835	18,204
Due after ten years	41,173	41,323
Mortgage-backed securities	730,672	637,058
Total debt securities available-for-sale	$1,969,171	$1,775,128

The following table summarizes gross unrealized losses and fair value by investment category and age. At December 31, 2022, the Company’s available-for-sale securities portfolio consisted of 745 securities, 690 of which were in an unrealized loss position.

	Less than 12 Months		12 months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2022
U.S. Treasury and Federal agencies securities	$164,481	$(6,299)	$834,117	$(85,846)	$998,598	$(92,145)
U.S. States and political subdivisions securities	57,592	(2,126)	38,834	(6,373)	96,426	(8,499)
Mortgage-backed securities - Federal agencies	198,469	(13,482)	426,989	(80,192)	625,458	(93,674)
Corporate debt securities	16,132	(355)	—	—	16,132	(355)
Foreign government securities	484	(16)	95	(5)	579	(21)
Total debt securities available-for-sale	$437,158	$(22,278)	$1,300,035	$(172,416)	$1,737,193	$(194,694)
December 31, 2021
U.S. Treasury and Federal agencies securities	$789,536	$(10,728)	$84,191	$(2,290)	$873,727	$(13,018)
U.S. States and political subdivisions securities	39,585	(980)	4,875	(149)	44,460	(1,129)
Mortgage-backed securities - Federal agencies	454,413	(7,312)	35,232	(1,147)	489,645	(8,459)
Corporate debt securities	—	—	—	—	—	—
Foreign government securities	598	(2)	—	—	598	(2)
Total debt securities available-for-sale	$1,284,132	$(19,022)	$124,298	$(3,586)	$1,408,430	$(22,608)
The Company does not consider available-for-sale securities with unrealized losses at December 31, 2022 to be experiencing credit losses and recognized no resulting allowance for credit losses. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost basis, which may be the maturity dates of the securities. The unrealized losses occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase.
The following table shows the gross realized gains and losses from the available-for-sale debt securities portfolio. Realized gains and losses of all securities are computed using the specific identification cost basis.

(Dollars in thousands)	2022	2021	2020
Gross realized gains	$—	$221	$285
Gross realized losses	(184)	(901)	(6)
Net realized (losses) gains	$(184)	$(680)	$279
At December 31, 2022 and 2021, investment securities with carrying values of $282.87 million and $351.13 million, respectively, were pledged as collateral for security repurchase agreements and for other purposes.
Note 4 — Loan and Lease Financings
Total loans and leases outstanding were recorded net of unearned income and deferred loan fees and costs at December 31, 2022 and 2021, and totaled $6.01 billion and $5.35 billion, respectively. At December 31, 2022 and 2021, net deferred loan and lease costs (fees) were $2.00 million and $(0.09) million, respectively. At December 31, 2022 and 2021, there were $0.01 million and $2.71 million, respectively, in deferred loan fees related to Paycheck Protection Program (PPP) loans. Accrued interest receivable on loans and leases at December 31, 2022 and 2021 was $18.75 million and $12.94 million, respectively.
In the ordinary course of business, the Company has extended loans to certain directors, executive officers, and principal shareholders of equity securities of 1st Source and to their affiliates. In the opinion of management, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the Company and did not involve more than the normal risk of collectability, or present other unfavorable features. The loans are consistent with sound banking practices and within applicable regulatory and lending limitations. The aggregate dollar amounts of these loans were $12.53 million and $14.05 million at December 31, 2022 and 2021, respectively. During 2022, $0.45 million of new loans and other additions were made and $1.97 million of repayments and other reductions occurred.

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
Commercial and agricultural – loans are to entities within the Company’s local market communities. Loans are for business or agri-business purposes and include working capital lines of credit secured by accounts receivable and inventory that are generally renewable annually and term loans secured by equipment with amortizations based on the expected life of the underlying collateral, generally three to seven years. These loans are typically further supported by personal guarantees. Commercial exposure is to a wide range of industries and services. Risks in this sector are also varied and are most impacted by general economic conditions. Risk mitigants include appropriate underwriting and monitoring and, when appropriate, government guarantees, including SBA and FSA. This portfolio sector also includes PPP loans, which are fully guaranteed by the SBA. There were no PPP originations during 2022 and PPP loan originations during 2021 amounted to $261.46 million. As of December 31, 2022 and 2021, PPP loan balances were $0.90 million and $73.08 million, respectively, which is net of an unearned discount of $0.01 million and $2.71 million, respectively.
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
Auto and light truck – loans are secured by vehicles and borrowers are nationwide. The portfolio consists of multiple industries: auto rental, auto leasing and specialty vehicle which includes bus, funeral car and step van. Borrowers in the auto rental segment are primarily independent auto rental entities with on-airport and off-airport locations, and some insurance replacement business. Loan terms are relatively short, generally eighteen months, but up to four years. Auto leasing customers lease to businesses and the Company takes assignment of the lease stream and places its lien on the vehicles. Terms are generally longer than the auto rental sector, three to seven years and match the underlying leases. Risks include economic risks and collateral risks, principally used vehicle values. Specialty vehicle loans are also of longer duration, generally six years but up to 104 months for new motor coaches. The bus segment is secured primarily by shuttle buses and motor coaches, the step van segment is secured by step vans and the funeral car segment is secured by hearses and limousines. Risks include lack of well-established mechanisms for disposition of collateral, such as auctions that are key to disposition of autos. Loans in the portfolio generally carry personal guarantees.
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

The following table shows the amortized cost of loans and leases, segregated by portfolio segment, credit quality rating and year of origination as of December 31, 2022.

	Term Loans and Leases by Origination Year
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and agricultural
Grades 1-6	$159,317	$107,232	$71,365	$35,874	$17,192	$13,860	$370,553	$—	$775,393
Grades 7-12	4,491	5,934	60	2,094	1,644	1,040	21,375	—	36,638
Total commercial and agricultural	163,808	113,166	71,425	37,968	18,836	14,900	391,928	—	812,031
Solar
Grades 1-6	109,393	113,276	35,660	72,652	18,518	20,654	—	—	370,153
Grades 7-12	—	—	1,091	5,678	701	3,540	—	—	11,010
Total Solar	109,393	113,276	36,751	78,330	19,219	24,194	—	—	381,163
Auto and light truck
Grades 1-6	521,399	155,508	62,063	32,975	10,946	3,476	—	—	786,367
Grades 7-12	5,972	3,366	5,836	2,836	1,792	1,948	—	—	21,750
Total auto and light truck	527,371	158,874	67,899	35,811	12,738	5,424	—	—	808,117
Medium and heavy duty truck
Grades 1-6	158,296	66,533	43,711	31,980	10,053	3,274	—	—	313,847
Grades 7-12	—	—	—	—	—	15	—	—	15
Total medium and heavy duty truck	158,296	66,533	43,711	31,980	10,053	3,289	—	—	313,862
Aircraft
Grades 1-6	438,481	273,726	213,661	57,379	31,085	35,012	3,687	—	1,053,031
Grades 7-12	12,962	4,253	6,190	—	—	1,286	—	—	24,691
Total aircraft	451,443	277,979	219,851	57,379	31,085	36,298	3,687	—	1,077,722
Construction equipment
Grades 1-6	475,854	213,349	106,409	59,204	17,834	4,593	23,310	2,754	903,307
Grades 7-12	20,709	7,757	2,483	1,878	313	32	583	1,441	35,196
Total construction equipment	496,563	221,106	108,892	61,082	18,147	4,625	23,893	4,195	938,503
Commercial real estate
Grades 1-6	271,526	164,173	121,685	97,470	102,271	168,391	251	—	925,767
Grades 7-12	1,532	1,716	7,824	5,789	47	1,070	—	—	17,978
Total commercial real estate	273,058	165,889	129,509	103,259	102,318	169,461	251	—	943,745
Residential real estate and home equity
Performing	115,154	100,690	97,205	34,498	6,864	81,653	142,724	4,115	582,903
Nonperforming	—	131	693	—	—	725	180	105	1,834
Total residential real estate and home equity	115,154	100,821	97,898	34,498	6,864	82,378	142,904	4,220	584,737
Consumer
Performing	74,258	34,619	12,924	7,375	2,977	692	18,098	—	150,943
Nonperforming	148	65	49	53	12	12	—	—	339
Total consumer	$74,406	$34,684	$12,973	$7,428	$2,989	$704	$18,098	$—	$151,282

The following table shows the amortized cost of loans and leases, segregated by portfolio segment, credit quality rating and year of origination as of December 31, 2021.

	Term Loans and Leases by Origination Year
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and agricultural
Grades 1-6	$233,512	$123,947	$60,744	$55,231	$32,545	$20,184	$364,460	$—	$890,623
Grades 7-12	4,682	194	3,667	2,373	2,004	484	14,685	—	28,089
Total commercial and agricultural	238,194	124,141	64,411	57,604	34,549	20,668	379,145	—	918,712
Solar
Grades 1-6	159,244	42,073	81,593	18,979	34,889	3,780	—	—	340,558
Grades 7-12	—	1,138	5,882	724	—	—	—	—	7,744
Total Solar	159,244	43,211	87,475	19,703	34,889	3,780	—	—	348,302
Auto and light truck
Grades 1-6	331,105	122,709	72,580	24,965	11,814	901	—	—	564,074
Grades 7-12	10,828	11,752	7,467	3,859	4,876	919	—	—	39,701
Total auto and light truck	341,933	134,461	80,047	28,824	16,690	1,820	—	—	603,775
Medium and heavy duty truck
Grades 1-6	92,252	68,354	57,967	23,210	12,419	5,265	—	—	259,467
Grades 7-12	—	—	—	—	—	273	—	—	273
Total medium and heavy duty truck	92,252	68,354	57,967	23,210	12,419	5,538	—	—	259,740
Aircraft
Grades 1-6	384,895	290,897	85,916	45,848	47,025	29,435	4,844	—	888,860
Grades 7-12	1,141	649	—	4,670	454	2,627	—	—	9,541
Total aircraft	386,036	291,546	85,916	50,518	47,479	32,062	4,844	—	898,401
Construction equipment
Grades 1-6	314,044	201,032	109,029	47,693	13,501	5,031	18,937	4,594	713,861
Grades 7-12	26,650	8,709	1,983	797	80	—	—	2,193	40,412
Total construction equipment	340,694	209,741	111,012	48,490	13,581	5,031	18,937	6,787	754,273
Commercial real estate
Grades 1-6	230,701	150,144	146,374	141,838	126,642	112,243	391	—	908,333
Grades 7-12	218	5,921	7,159	491	6,208	1,011	—	—	21,008
Total commercial real estate	230,919	156,065	153,533	142,329	132,850	113,254	391	—	929,341
Residential real estate and home equity
Performing	105,345	114,682	41,185	9,706	11,720	89,646	122,281	4,555	499,120
Nonperforming	—	—	—	13	421	655	293	88	1,470
Total residential real estate and home equity	105,345	114,682	41,185	9,719	12,141	90,301	122,574	4,643	500,590
Consumer
Performing	58,866	24,307	17,031	8,284	2,263	697	21,378	—	132,826
Nonperforming	37	107	43	30	33	4	—	—	254
Total consumer	$58,903	$24,414	$17,074	$8,314	$2,296	$701	$21,378	$—	$133,080

The following table shows the amortized cost of loans and leases, segregated by portfolio segment, with delinquency aging and nonaccrual status.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Total Accruing Loans	Nonaccrual	Total Financing Receivables
December 31, 2022
Commercial and agricultural	$810,223	$944	$—	$—	$811,167	$864	$812,031
Solar	381,163	—	—	—	381,163	—	381,163
Auto and light truck	793,610	353	1	—	793,964	14,153	808,117
Medium and heavy duty truck	313,845	—	2	—	313,847	15	313,862
Aircraft	1,075,865	223	1,063	—	1,077,151	571	1,077,722
Construction equipment	932,603	431	—	—	933,034	5,469	938,503
Commercial real estate	940,516	—	—	—	940,516	3,229	943,745
Residential real estate and home equity	582,053	562	288	49	582,952	1,785	584,737
Consumer	150,328	416	199	5	150,948	334	151,282
Total	$5,980,206	$2,929	$1,553	$54	$5,984,742	$26,420	$6,011,162
December 31, 2021
Commercial and agricultural	$916,659	$—	$—	$—	$916,659	$2,053	$918,712
Solar	348,302	—	—	—	348,302	—	348,302
Auto and light truck	579,605	—	—	—	579,605	24,170	603,775
Medium and heavy duty truck	259,467	—	—	—	259,467	273	259,740
Aircraft	894,092	1,130	2,530	—	897,752	649	898,401
Construction equipment	745,870	1,313	—	—	747,183	7,090	754,273
Commercial real estate	926,345	—	—	—	926,345	2,996	929,341
Residential real estate and home equity	498,854	212	54	245	499,365	1,225	500,590
Consumer	132,464	332	30	4	132,830	250	133,080
Total	$5,301,658	$2,987	$2,614	$249	$5,307,508	$38,706	$5,346,214
Interest income for the years ended December 31, 2022, 2021, and 2020, would have increased by approximately $2.68 million, $2.62 million, and $3.49 million, respectively, if the nonaccrual loans and leases had earned interest at their full contract rate.

The following table shows the number of loans and leases classified as troubled debt restructurings (TDRs) during 2022, 2021 and 2020, by portfolio segment, as well as the recorded investment as of December 31. The classification between nonperforming and performing is shown at the time of modification. Modification programs focused on extending maturity dates or modifying payment patterns with most TDRs experiencing a combination of concessions. The modifications did not result in the contractual forgiveness of principal or interest. The TDRs during 2020 were the result of issues that predated the COVID-19 pandemic. There was no modifications during 2022, one modification during 2021, and two modification during 2020 that resulted in an interest rate reduction below market rate. Consequently, the financial impact of the modifications was immaterial.

	2022		2021		2020
(Dollars in thousands)	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Performing TDRs:
Commercial and agricultural	—	$—	—	$—	—	$—
Solar	—	—	—	—	—	—
Auto and light truck	—	—	—	—	—	—
Medium and heavy duty truck	—	—	—	—	—	—
Aircraft	—	—	—	—	—	—
Construction equipment	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Residential real estate and home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total performing TDR modifications	—	—	—	—	—	—
Nonperforming TDRs:
Commercial and agricultural	—	—	—	—	—	—
Solar	—	—	—	—	—	—
Auto and light truck	—	—	—	—	—	—
Medium and heavy duty truck	—	—	—	—	—	—
Aircraft	—	—	—	—	1	828
Construction equipment	—	—	1	5,729	1	9,905
Commercial real estate	—	—	—	—	—	—
Residential real estate and home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total nonperforming TDR modifications	—	—	1	5,729	2	10,733
Total TDR modifications	—	$—	1	$5,729	2	$10,733
There was one nonperforming construction equipment TDR with a recorded investment of $3.07 million which had a payment default within the twelve months following modification for the year ended December 31, 2022, no TDRs which had payment defaults within the twelve months following modification for the year ended December 31, 2021, and one nonperforming commercial and agricultural TDR with a recorded investment of $0.41 million which had a payment default within the twelve months following modification during the year ended December 31, 2020.
The classification between nonperforming and performing is shown at the time of modification. Default occurs when a loan or lease is 90 days or more past due under the modified terms or transferred to nonaccrual.
The following table shows the recorded investment of loans and leases classified as troubled debt restructurings as of December 31.

Year Ended December 31 (Dollars in thousands)	2022	2021
Performing TDRs	$—	$319
Nonperforming TDRs	3,640	6,742
Total TDRs	$3,640	$7,061

Note 5 — Allowance for Credit Losses
Allowance for Loan and Lease Losses
The methodology used to estimate the appropriate level of the allowance for loan and lease losses is described in Note 1, under the heading “Allowance for Credit Losses.” The allowance for loan and lease losses at December 31, 2022 and 2021, represents the Company’s current estimate of lifetime credit losses inherent in the loan and lease portfolio. The following table shows the changes in the allowance for loan and lease losses, segregated by portfolio segment, for each of the three years ended December 31.

(Dollars in thousands)	Commercial and agricultural	Solar	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer	Total
2022
Balance, beginning of year	$15,409	$6,585	$19,624	$6,015	$33,628	$19,673	$19,691	$5,084	$1,783	$127,492
Charge-offs	625	—	118	—	—	1,114	538	284	730	3,409
Recoveries	56	—	417	—	785	17	45	160	460	1,940
Net charge-offs (recoveries)	569	—	(299)	—	(785)	1,097	493	124	270	1,469
Provision (recovery of provision)	(205)	632	(1,289)	1,551	6,680	5,463	(1,767)	1,518	662	13,245
Balance, end of year	$14,635	$7,217	$18,634	$7,566	$41,093	$24,039	$17,431	$6,478	$2,175	$139,268

2021
Balance, beginning of year	$16,680	$5,549	$28,926	$6,400	$34,053	$19,166	$22,758	$5,374	$1,748	$140,654
Charge-offs	2,930	—	7,797	—	—	856	—	228	712	12,523
Recoveries	812	—	1,316	—	687	473	19	16	341	3,664
Net charge-offs (recoveries)	2,118	—	6,481	—	(687)	383	(19)	212	371	8,859
Provision (recovery of provision)	847	1,036	(2,821)	(385)	(1,112)	890	(3,086)	(78)	406	(4,303)
Balance, end of year	$15,409	$6,585	$19,624	$6,015	$33,628	$19,673	$19,691	$5,084	$1,783	$127,492

2020
Balance, beginning of year	$20,926	$2,745	$14,400	$4,612	$31,058	$14,120	$18,350	$3,609	$1,434	$111,254
Impact of ASC 326 adoption	(939)	284	(1,303)	2,414	484	372	(649)	1,688	233	2,584
Adjusted balance, beginning of year	19,987	3,029	13,097	7,026	31,542	14,492	17,701	5,297	1,667	113,838
Charge-offs	903	—	7,107	15	855	4,090	37	74	893	13,974
Recoveries	663	—	499	18	1,800	1,415	58	33	303	4,789
Net charge-offs (recoveries)	240	—	6,608	(3)	(945)	2,675	(21)	41	590	9,185
Provision (recovery of provision)	(3,067)	2,520	22,437	(629)	1,566	7,349	5,036	118	671	36,001
Balance, end of year	$16,680	$5,549	$28,926	$6,400	$34,053	$19,166	$22,758	$5,374	$1,748	$140,654
The allowance for loan and lease losses increased year-over-year in 2022 as most portfolio segments experienced loan growth along with an adjustment to forecast due to increased risk during the forecast period attributable to a weakened domestic GDP outlook, persistent inflation, markedly higher interest rates and continued geopolitical uncertainty. Allowance increases were offset by a sizeable decline in the highly reserved bus segment of the auto and light truck portfolio due to continued pay downs and the removal of multiple qualitative adjustments specific to the segment. The bus segment was severely impacted by the pandemic and experienced sizeable credit losses in each of the previous two years. Credit quality within the bus segment is stabilizing with minimal delinquency and minimal new special attention activity in 2022. The year-over-year decline in reserves experienced in 2021 was due to improvements in credit quality attributable in large part to government stimulus payments which provided much needed relief to the Company’s customers during the pandemic.
Commercial and agricultural – the decline in loan balances year-over-year was primarily attributable to PPP debt forgiveness along with a modest decline in core business balances. The allowance was flat year-over-year as lowly reserved PPP loans were offset by core business loans which carry higher reserves. Credit quality is stable.
Solar – allowance increased due to loan growth offset by a reduction in qualitative adjustments given stable credit quality and no loss history since portfolio inception.
Auto and light truck – allowance decreased due to declining balances and reduced qualitative adjustments in the highly reserved bus segment, partially offset by strong loan growth in the core auto rental and leasing segments which carry lower loss ratios.
Medium and heavy duty truck – allowance increased due to loan growth. Credit quality metrics continued to be relatively strong for this portfolio.
Aircraft – the allowance was principally impacted by strong loan growth in both the domestic and foreign aircraft segments. Credit quality metrics remain stable, offset by heightened economic and political concerns related to foreign loans. The Company has historically carried a higher allowance in this portfolio due to risk volatility.
Construction equipment – allowance increase was driven by strong loan growth during the year.
Commercial real estate – the allowance decrease was a result of the removal of qualitative adjustments related to the COVID-19 pandemic during the year, primarily in the hotel segment, offset by modest loan growth in the portfolio.
Residential real estate and home equity – increased allowance due to forecast adjustments and loan growth.
Consumer – the segment saw an increase in allowance due to forecast adjustments and loan growth.
Economic Outlook
As of December 31, 2022, the most significant economic factors impacting the Company’s loan portfolios was a weakened domestic growth outlook, exacerbated by persistent inflation, higher interest rates and the protracted war in Ukraine and resultant increased geopolitical uncertainty. The forecast considers global and domestic impacts from these factors as well as other key economic factors such as changes in unemployment, commodity prices, and the housing market which may impact the Company’s clients. The Company’s assumption was that economic growth will be weak in 2023 and exhibit below trend growth during 2024 with inflation slowly moving back towards the 2% Federal Reserve target rate resulting in an adverse impact on the loan and lease portfolio over the next two years.
As a result of geopolitical risk and economic uncertainty, the Company’s future loss estimates may vary considerably from the December 31, 2022 assumptions.
Liability for Credit Losses on Unfunded Loan Commitments
The liability for credit losses inherent in unfunded loan commitments is included in Accrued Expenses and Other Liabilities on the Consolidated Statements of Financial Condition. The following table shows the changes in the liability for credit losses on unfunded loan commitments for each of the three years ended December 31.

(Dollars in thousands)	2022	2021	2020
Balance, beginning of year	$4,196	$4,499	$3,172
Impact of ASC 326 adoption	—	—	777
Adjusted balance, beginning of year	4,196	4,499	3,949
Provision (recovery of provision)	1,420	(303)	550
Balance, end of year	$5,616	$4,196	$4,499

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
The following table shows the components of the investment in direct finance and operating leases as of December 31.

(Dollars in thousands)	2022	2021
Direct finance leases:
Minimum lease payments	$224,816	$172,017
Estimated unguaranteed residual values	—	—
Less: Unearned income	(50,633)	(22,552)
Net investment in direct finance leases	$174,183	$149,465

Operating leases:
Gross investment in operating leases	$60,999	$95,046
Accumulated depreciation	(29,299)	(46,613)
Net investment in operating leases	$31,700	$48,433

The following table shows future minimum lease payments due from clients on direct finance and operating leases at December 31, 2022.

(Dollars in thousands)	Direct Finance Leases	Operating Leases
2023	$48,011	$9,192
2024	32,764	5,526
2025	31,472	3,071
2026	25,890	1,489
2027	23,221	599
Thereafter	63,458	223
Total	$224,816	$20,100
To mitigate the risk of loss, the Company seeks to diversify both the type of equipment leased and the industries in which the lessees participate. In addition, a portion of the Company’s leases are terminal rental adjustment clause or “TRAC” leases where the lessee effectively guarantees the full residual value through a rental adjustment at the end of term or those where partial value is guaranteed (“split-TRAC”), which has a limited residual risk. Under a split-TRAC structure, the limited residual risk would be satisfied first by the net sale proceeds of the leased asset. The lessee’s at-risk portion, or top risk, is satisfied last and is subject to repayment as additional rent, if the TRAC amount is not satisfied by the net sale proceeds. The carrying amount of residual assets covered by residual value guarantees was $29.65 million and $27.33 million at December 31, 2022 and December 31, 2021, respectively.
The following table shows interest income recognized from direct finance lease payments and operating lease equipment rental income and related depreciation expense.

(Dollars in thousands)	2022	2021	2020
Direct finance leases:
Interest income on lease receivable	$9,008	$6,634	$8,258

Operating leases:
Income related to lease payments	$12,274	$16,647	$23,380
Depreciation expense	10,023	13,694	20,203
Income related to reimbursements from lessees for personal property tax on operating leased equipment for the years ended December 31, 2022, 2021 and 2020 were $0.35 million, $0.46 million and $0.61 million, respectively. Expense related to personal property tax payments on operating leased equipment for the year ended December 31, 2022, 2021 and 2020 were $0.35 million, $0.46 million and $0.61 million, respectively.
During the year ended December 31, 2022, the Company recorded impairment charges of $0.06 million. The impairment charges were recorded as a result of the annual review of operating lease residual values and was recognized in Depreciation — Leased Equipment on the Consolidated Statements of Income.
Note 7 — Premises and Equipment
The following table shows premises and equipment as of December 31.

(Dollars in thousands)	2022	2021
Land	$15,500	$15,500
Buildings and improvements	61,860	61,257
Furniture and equipment	40,404	39,418
Total premises and equipment	117,764	116,175
Accumulated depreciation and amortization	(72,991)	(69,137)
Net premises and equipment	$44,773	$47,038
Depreciation and amortization of properties and equipment totaled $4.60 million in 2022, $5.09 million in 2021, and $5.67 million in 2020.
Note 8 — Mortgage Servicing Rights
The unpaid principal balance of residential mortgage loans serviced for third parties was $848.96 million at December 31, 2022, compared to $883.90 million at December 31, 2021, and $838.45 million at December 31, 2020.

Amortization expense on MSRs is expected to total $0.67 million, $0.58 million, $0.50 million, $0.42 million, and $0.36 million in 2023, 2024, 2025, 2026, and 2027, respectively. Projected amortization excludes the impact of future asset additions or disposals.
The following table shows changes in the carrying value of MSRs and the associated valuation allowance.

(Dollars in thousands)	2022	2021
Mortgage servicing rights:
Balance at beginning of year	$4,671	$4,616
Additions	753	2,172
Amortization	(1,287)	(2,117)
Sales	—	—
Carrying value before valuation allowance at end of year	4,137	4,671
Valuation allowance:
Balance at beginning of year	—	(812)
Impairment recoveries	—	812
Balance at end of year	$—	$—
Net carrying value of mortgage servicing rights at end of year	$4,137	$4,671
Fair value of mortgage servicing rights at end of year	$8,007	$5,640
At December 31, 2022, the fair value of MSRs exceeded the carrying value reported on the Consolidated Statements of Financial Condition by $3.87 million. This difference represents increases in the fair value of certain MSRs that could not be recorded above cost basis.
Funds held in trust at 1st Source for the payment of principal, interest, taxes and insurance premiums applicable to mortgage loans being serviced for others, were approximately $8.57 million and $13.76 million at December 31, 2022 and December 31, 2021, respectively. Mortgage loan contractual servicing fees, including late fees and ancillary income, were $2.79 million, $3.17 million, and $3.13 million for 2022, 2021, and 2020, respectively. Mortgage loan contractual servicing fees are included in Mortgage Banking Income on the Consolidated Statements of Income.
Note 9 — Intangible Assets and Goodwill
At December 31, 2022, intangible assets consisted of goodwill of $83.87 million and other intangible assets of $0.04 million, which was net of accumulated amortization of $0.10 million. At December 31, 2021, intangible assets consisted of goodwill of $83.87 million and other intangible assets of $0.06 million, which was net of accumulated amortization of $0.08 million. Intangible asset amortization was $0.02 million, $0.02 million, and $0.02 million for 2022, 2021, and 2020, respectively. Amortization on other intangible assets is expected to total $0.02 million, $0.02 million, $0.00 million, $0.00 million, and $0.00 million in 2023, 2024, 2025, 2026, and 2027, respectively.
The following table shows a summary of other intangible assets as of December 31.

(Dollars in thousands)	2022	2021
Other intangibles:
Gross carrying amount	$146	$146
Less: accumulated amortization	(106)	(86)
Net carrying amount	$40	$60
Note 10 — Deposits
The aggregate amount of certificates of deposit of $250,000 or more and other time deposits of $250,000 or more outstanding at December 31, 2022 and 2021 was $600.37 million and $290.89 million, respectively.
The following table shows the amount of certificates of deposit of $250,000 or more and other time deposits of $250,000 or more outstanding at December 31, 2022, by time remaining until maturity.

(Dollars in thousands)
Under 3 months	$149,632
4 – 6 months	71,595
7 – 12 months	175,229
Over 12 months	203,911
Total	$600,367

The following table shows scheduled maturities of time deposits, including both private and public funds, at December 31, 2022.

(Dollars in thousands)
2023	$796,947
2024	154,656
2025	82,635
2026	51,355
2027	33,229
Thereafter	21,637
Total	$1,140,459
Note 11 — Borrowed Funds and Mandatorily Redeemable Securities
The following table shows the details of long-term debt and mandatorily redeemable securities as of December 31, 2022 and 2021.

(Dollars in thousands)	2022	2021
Federal Home Loan Bank borrowings (1.04% – 2.80%)	$21,315	$44,150
Mandatorily redeemable securities	17,905	20,598
Other long-term debt	7,335	6,503
Total long-term debt and mandatorily redeemable securities	$46,555	$71,251
Annual maturities of long-term debt outstanding at December 31, 2022, for the next five years and thereafter beginning in 2023, are as follows: $3.16 million; $12.29 million; $1.25 million; $11.14 million; $0.68 million; and $18.04 million.
At December 31, 2022, the Federal Home Loan Bank borrowings represented a source of funding for community economic development activities, agricultural loans and general funding for the bank and consisted of eight fixed rate notes with maturities ranging from 2023 to 2026. These notes were collateralized by $29.73 million of certain real estate loans.
Mandatorily redeemable securities as of December 31, 2022 and 2021, of $17.91 million and $20.60 million, respectively reflected the “book value” shares under the 1st Source Executive Incentive Plan. See Note 16 - Stock Based Compensation (Stock Award Plans) for additional information. Dividends paid on these shares and changes in book value per share are recorded as Other interest expense on the Consolidated Statements of Income. Total interest expense recorded for 2022, 2021, and 2020 was $(0.35) million, $1.79 million, and $2.14 million, respectively. Negative interest expense recognized during 2022 was due to a decrease in book value per share during the year.
The following table shows the details of short-term borrowings as of December 31, 2022 and 2021.

	2022		2021
(Dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Federal funds purchased	$—	—%	$—	—%
Securities sold under agreements to repurchase	141,432	0.05	194,727	0.05
Commercial paper	3,096	0.03	3,967	0.04
Federal Home Loan Bank advances	70,000	4.16	—	—
Other short-term borrowings	1,001	—	1,333	—
Total short-term borrowings	$215,529	1.39%	$200,027	0.05%
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
The Company is involved in various entities that are considered to be VIEs. The Company’s investments in VIEs are primarily related to investments promoting affordable housing, community development and renewable energy sources. Some of these tax-advantaged investments support the Company’s regulatory compliance with the Community Reinvestment Act. The Company’s investments in these entities generate a return primarily through the realization of federal and state income tax credits and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These tax credits are recognized as a reduction of tax expense or, for investments qualifying as investment tax credits, as a reduction to the related investment asset. The Company recognized federal and state income tax credits related to its affordable housing and community development tax-advantaged investments in tax expense of $2.06 million, $2.02 million and $1.72 million for the years ended December 31, 2022, 2021 and 2020, respectively. The Company also recognized $9.83 million, $3.53 million and $31.08 million of investment tax credits for the years ended December 31, 2022, 2021 and 2020, respectively.
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
The following table provides a summary of investments in affordable housing, community development and renewable energy VIEs that the Company has not consolidated as of December 31, 2022 and 2021.

(Dollars in thousands)	2022	2021
Investment carrying amount	$70,887	$35,968
Unfunded capital and other commitments	64,520	29,670
Maximum exposure to loss	45,020	50,319
The Company is required to consolidate VIEs in which it has concluded it has significant involvement in and the ability to direct the activities that impact the entity’s economic performance. The Company is the managing general partner of entities to which it shares interest in tax-advantaged investments with a third party. At December 31, 2022 and 2021, approximately $66.26 million and $59.08 million, respectively, of the Company’s assets and $0.00 million and $0.00 million, respectively, of its liabilities included on the Consolidated Statements of Financial Condition were related to tax-advantaged investment VIEs which the Company has consolidated. The assets of the consolidated VIE are reported in Other Assets, the liabilities are reported in Other Liabilities and the non-controlling interest is reported in Equity on the Consolidated Statements of Financial Condition. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIE do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIE is generally limited to the carrying value of its variable interest plus any related tax credits previously recognized.

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
The following table shows subordinated notes at December 31, 2022.

(Dollars in thousands)	Amount of Subordinated Notes	Interest Rate	Maturity Date
June 2007 issuance (1)	$41,238	7.22%	6/15/2037
August 2007 issuance (2)	17,526	6.25%	9/15/2037
Total	$58,764

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
Stock options, where the exercise price was greater than the average market price of the common shares, were excluded from the computation of diluted earnings per common share because the result would have been antidilutive. No stock options were considered antidilutive as of December 31, 2022, 2021 and 2020.
The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share for the three years ending December 31.

(Dollars in thousands - except per share amounts)	2022	2021	2020
Distributed earnings allocated to common stock	$31,095	$30,369	$28,859
Undistributed earnings allocated to common stock	88,419	87,237	52,044
Net earnings allocated to common stock	119,514	117,606	80,903
Net earnings allocated to participating securities	995	928	534
Net income allocated to common stock and participating securities	$120,509	$118,534	$81,437

Weighted average shares outstanding for basic earnings per common share	24,687,324	25,038,127	25,525,154
Dilutive effect of stock compensation	—	—	—
Weighted average shares outstanding for diluted earnings per common share	24,687,324	25,038,127	25,525,154

Basic earnings per common share	$4.84	$4.70	$3.17
Diluted earnings per common share	$4.84	$4.70	$3.17

Note 14 — Accumulated Other Comprehensive Loss
The following table presents reclassifications out of accumulated other comprehensive loss related to unrealized gains and losses on available-for-sale securities for the two years ending December 31.

(Dollars in thousands)	2022	2021	Affected Line Item in the Statements of Income
Realized losses included in net income	$(184)	$(680)	(Losses) gains on investment securities available-for-sale
	(184)	(680)	Income before income taxes
Tax effect	43	160	Income tax expense
Net of tax	$(141)	$(520)	Net income
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
Employees are eligible to participate in the Plan the first of the month following 90 days of employment. The Company matches dollar for dollar on the first 4% of deferred compensation, plus 50 cents on the dollar of the next 2% deferrals. The Company will also contribute to the Plan an amount designated as a fixed 2% employer contribution. The amount of fixed contribution is equal to two percent of the participant’s eligible compensation. Additionally, each year the Company may, in its sole discretion, make a discretionary profit sharing contribution. As of December 31, 2022 and 2021, there were 730,151 and 751,447 shares, respectively, of 1st Source Corporation common stock held in relation to employee benefit plans.
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
Contribution expense for the years ended December 31, 2022, 2021, and 2020, amounted to $6.22 million, $6.31 million, and $5.70 million, respectively.
Note 16 — Stock Based Compensation
As of December 31, 2022, the Company had four active stock-based employee compensation plans. These plans include three executive stock award plans, the Executive Incentive Plan (EIP), the Restricted Stock Award Plan (RSAP), the Strategic Deployment Incentive Plan (SDP); and the Employee Stock Purchase Plan (ESPP). The 2011 Stock Option Plan was approved by the shareholders on April 21, 2011 but the Company had not made any grants through December 31, 2022. These stock-based employee compensation plans were established to help retain and motivate key employees. All of the plans have been approved by the shareholders of 1st Source Corporation. The Executive Compensation and Human Resources Committee (the “Committee”) of the 1st Source Corporation Board of Directors has sole authority to select the employees, establish the awards to be issued, and approve the terms and conditions of each award under the stock-based compensation plans.
Stock-based compensation to employees is recognized as compensation cost on the Consolidated Statements of Income based on their fair values on the measurement date, which, for 1st Source, is the date of grant. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. The total fair value of share awards vested was $4.08 million during 2022, $3.45 million in 2021, and $2.67 million in 2020.

The following table shows the combined summary of activity regarding active stock option and stock award plans.

		Non-Vested Stock Awards Outstanding
	Shares Available for Grant	Number of Shares	Weighted-Average Grant-Date Fair Value
Balance, January 1, 2020	664,502	218,991	$29.60
Shares authorized - 2020 EIP	60,233	—	—
Granted	(147,576)	147,576	37.41
Stock awards vested	—	(74,203)	28.95
Forfeited	49	(870)	31.82
Balance, December 31, 2020	577,208	291,494	33.71
Shares authorized - 2021 EIP	62,369	—	—
Granted	(79,072)	79,072	36.22
Stock awards vested	—	(92,622)	32.53
Forfeited	250	(3,798)	32.12
Balance, December 31, 2021	560,755	274,146	34.86
Shares authorized - 2022 EIP	287,503	—	—
Granted	(127,198)	127,198	40.44
Stock awards vested	—	(97,640)	34.92
Forfeited	9,131	(15,179)	36.53
Balance, December 31, 2022	730,191	288,525	$37.03
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
There were zero stock options exercised during 2022, 2021 or 2020. All shares issued in connection with stock option exercises and non-vested stock awards are issued from available treasury stock.
No stock-based compensation expense related to stock options was recognized in 2022, 2021 or 2020.
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
Stock-based compensation expense relating to the EIP, SDP and RSAP totaled $3.59 million in 2022, $4.21 million in 2021, and $3.29 million in 2020. The total income tax benefit recognized in the accompanying Consolidated Statements of Income related to stock-based compensation was $0.83 million in 2022, $0.99 million in 2021, and $0.77 million in 2020. Unrecognized stock-based compensation expense related to non-vested stock awards (EIP/SDP/RSAP) was $7.90 million at December 31, 2022. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 3.11 years.
The fair value of non-vested stock awards for the purposes of recognizing stock-based compensation expense is market price of the stock on the measurement date, which, for the Company’s purposes is the date of the award.

Employee Stock Purchase Plan — The Company offers an ESPP for substantially all employees with at least two years of service on the effective date of an offering under the plan. Eligible employees may elect to purchase any dollar amount of stock, so long as such amount does not exceed 25% of their base rate of pay and the aggregate stock accrual rate for all offerings does not exceed $25,000 in any calendar year. The purchase price for shares offered is the lower of the closing market bid price for the offering date or the average market bid price for the five business days preceding the offering date. The purchase price and premium/(discount) to the actual market closing price on the offering date for the 2022, 2021, and 2020 offerings were $46.78 (-0.34%), $49.98 (-0.42%), and $34.35 (1.78%), respectively. Payment for the stock is made through payroll deductions over the offering period, and employees may discontinue the deductions at any time and exercise the option or take the funds out of the program. The most recent offering began June 1, 2022 and runs through June 1, 2024, with $209,200 in stock value to be purchased at $46.78 per share.
Note 17 — Income Taxes
The following table shows the composition of income tax expense.

Year Ended December 31 (Dollars in thousands)	2022	2021	2020
Current:
Federal	$38,779	$16,346	$42,411
State	6,937	4,586	6,629
Total current	45,716	20,932	49,040
Deferred:
Federal	(7,936)	14,206	(21,865)
State	(1,525)	1,190	(2,295)
Total deferred	(9,461)	15,396	(24,160)
Total provision	$36,255	$36,328	$24,880
The following table shows the reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate (21%) to income before income taxes.

	2022		2021		2020
Year Ended December 31 (Dollars in thousands)	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Statutory federal income tax	$32,925	21.0%	$32,526	21.0%	$22,332	21.0%
(Decrease) increase in income taxes resulting from:
Tax-exempt interest income	(504)	(0.3)	(373)	(0.2)	(439)	(0.4)
State taxes, net of federal income tax benefit	4,275	2.7	4,563	2.9	3,424	3.2
Other	(441)	(0.3)	(388)	(0.2)	(437)	(0.4)
Total	$36,255	23.1%	$36,328	23.5%	$24,880	23.4%
The tax expense related to (losses) gains on investment securities available-for-sale for the years 2022, 2021, and 2020 was approximately $(39,000), $(164,000), and $67,000, respectively.

The following table shows the composition of deferred tax assets and liabilities as of December 31, 2022 and 2021.

(Dollars in thousands)	2022	2021
Deferred tax assets:
Allowance for credit losses	$33,237	$32,431
Operating lease liability	4,728	5,145
Accruals for employee benefits	3,752	3,837
Capitalized loan costs	—	15
Net unrealized losses on securities available-for-sale	46,353	3,128
Other	426	1,015
Total deferred tax assets	88,496	45,571
Deferred tax liabilities:
Differing depreciable bases in premises and leased equipment	7,373	10,796
Right of use assets - leases	5,037	5,315
Differing bases in assets related to acquisitions	4,305	4,219
Tax advantaged partnerships	3,823	9,502
Other	245	713
Total deferred tax liabilities	20,783	30,545
Net deferred tax asset	$67,713	$15,026
No valuation allowance for deferred tax assets was recorded at December 31, 2022 and 2021 as the Company believes it is more likely than not that all of the deferred tax assets will be realized. Additionally, the tax credit carryforward generated in 2020 was fully utilized in 2021.
Tax years that remain open and subject to audit include the federal 2019-2022 years and the Indiana 2019-2022 years. The Company does not anticipate a significant change in the amount of uncertain tax positions within the next 12 months.
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
The Company’s liability for repurchases, included in Accrued Expenses and Other Liabilities on the Consolidated Statements of Financial Condition, was $0.17 million and $0.22 million as of December 31, 2022 and 2021, respectively. The mortgage repurchase liability represents the Company’s best estimate of the loss that it may incur. The estimate is based on specific loan repurchase requests and a historical loss ratio with respect to origination dollar volume. Because the level of mortgage loan repurchase losses are dependent on economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment.
Lease Commitments — The Company and its subsidiaries are obligated under operating leases for certain office premises and equipment.
The following table shows operating lease right of use assets and operating lease liabilities as of December 31.

(Dollars in thousands)	Statement of Financial Condition classification	2022	2021
Operating lease right of use assets	Accrued income and other assets	$20,916	$22,071
Operating lease liabilities	Accrued expenses and other liabilities	$19,634	$21,364

The following table shows the components of operating leases expense for the year ended December 31.

(Dollars in thousands)	Statement of Income classification	2022	2021	2020
Operating lease cost	Net occupancy expense	$3,527	$3,480	$3,472
Short-term lease cost	Net occupancy expense	18	20	8
Variable lease cost (recovery of cost)	Net occupancy expense	8	—	(30)
Total operating lease cost		$3,553	$3,500	$3,450
The following table shows future minimum rental commitments for all noncancellable operating leases with an initial term longer than 12 months for the next five years and thereafter.

(Dollars in thousands)
2023	$3,862
2024	3,281
2025	2,913
2026	2,620
2027	2,091
Thereafter	6,398
Total lease payments	21,165
Less: imputed interest	(1,531)
Present value of operating lease liabilities	$19,634
The following table shows the weighted average remaining operating lease term, the weighted average discount rate and supplemental Consolidated Statement of Cash Flows information for operating leases at December 31.

(Dollars in thousands)	2022	2021	2020
Weighted average remaining lease term	9.33 years	9.31 years	10.17 years
Weighted average discount rate	1.85%	1.75%	1.80%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,298	$4,006	$3,794
There were no new significant leases that had not yet commenced as of December 31, 2022.
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
Financial instruments, whose contract amounts represent credit risk as of December 31, were as follows:

(Dollars in thousands)	2022	2021
Amounts of commitments:
Loan commitments to extend credit	$1,234,866	$1,148,984
Standby letters of credit	$18,055	$24,657
Commercial and similar letters of credit	$2,368	$8,531
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
The following table shows the amounts of non-hedging derivative financial instruments at December 31, 2022 and 2021.

		Asset derivatives		Liability derivatives
(Dollars in thousands)	Notional or contractual amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
Interest rate swap contracts	$881,600	Other assets	$24,838	Other liabilities	$25,307
Loan commitments	2,638	Mortgages held for sale	67	N/A	—
Forward contracts - mortgage loan	3,750	Mortgages held for sale	24	N/A	—
Total - December 31, 2022	$887,988		$24,929		$25,307

Interest rate swap contracts	$1,064,721	Other assets	$20,735	Other liabilities	$21,172
Loan commitments	15,086	Mortgages held for sale	452	N/A	—
Forward contracts - mortgage loan	22,000	N/A	—	Mortgages held for sale	11
Total - December 31, 2021	$1,101,807		$21,187		$21,183
The following table shows the amounts included on the Consolidated Statements of Income for non-hedging derivative financial instruments at December 31, 2022, 2021 and 2020.

		Gain (loss)
(Dollars in thousands)	Statement of Income classification	2022	2021	2020
Interest rate swap contracts	Other expense	$(32)	$591	$(650)
Interest rate swap contracts	Other income	83	410	879
Loan commitments	Mortgage banking	(385)	(1,035)	1,302
Forward contracts - mortgage loan	Mortgage banking	35	279	(252)
Total		$(299)	$245	$1,279

The following table shows the offsetting of financial assets and derivative assets at December 31, 2022 and 2021.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2022
Interest rate swaps	$24,838	$—	$24,838	$—	$25,295	$(457)

December 31, 2021
Interest rate swaps	$24,436	$3,701	$20,735	$—	$—	$20,735
The following table shows the offsetting of financial liabilities and derivative liabilities at December 31, 2022 and 2021.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
December 31, 2022
Interest rate swaps	$25,307	$—	$25,307	$—	$—	$25,307
Repurchase agreements	141,432	—	141,432	141,432	—	—
Total	$166,739	$—	$166,739	$141,432	$—	$25,307

December 31, 2021
Interest rate swaps	$24,873	$3,701	$21,172	$20,498	$—	$674
Repurchase agreements	194,727	—	194,727	194,727	—	—
Total	$219,600	$3,701	$215,899	$215,225	$—	$674
If a default in performance of any obligation of a repurchase or derivative agreement occurs, each party will set-off property held, or loan indebtedness owing, in respect of transactions against obligations owing in respect of any other transactions. At December 31, 2022 and December 31, 2021, repurchase agreements had a remaining contractual maturity of $138.08 million and $191.47 million in overnight and $3.35 million and $3.26 million in up to 30 days, respectively and were collateralized by U.S. Treasury and Federal agencies securities.
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

As discussed in Note 12, the capital securities held by the Capital Trusts qualify as Tier 1 capital under Federal Reserve Board guidelines. The following table shows the actual and required capital amounts and ratios for 1st Source Corporation and 1st Source Bank as of December 31, 2022 and 2021.

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
2022
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$1,137,984	16.10%	$565,314	8.00%	$741,975	10.50%	$706,643	10.00%
1st Source Bank	1,060,292	15.01	565,119	8.00	741,718	10.50	706,398	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	1,048,955	14.84	423,986	6.00	600,647	8.50	565,314	8.00
1st Source Bank	971,294	13.75	423,839	6.00	600,439	8.50	565,119	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	932,257	13.19	317,989	4.50	494,650	7.00	459,318	6.50
1st Source Bank	911,596	12.90	317,879	4.50	494,479	7.00	459,159	6.50
Tier 1 Capital (to Average Assets):
1st Source Corporation	1,048,955	12.63	332,287	4.00	N/A	N/A	415,359	5.00
1st Source Bank	971,294	11.70	332,125	4.00	N/A	N/A	415,156	5.00
2021
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$1,034,605	16.76%	$493,751	8.00%	$648,048	10.50%	$617,189	10.00%
1st Source Bank	969,228	15.71	493,412	8.00	647,603	10.50	616,765	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	956,783	15.50	370,313	6.00	524,611	8.50	493,751	8.00
1st Source Bank	891,458	14.45	370,059	6.00	524,250	8.50	493,412	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	846,573	13.72	277,735	4.50	432,032	7.00	401,173	6.50
1st Source Bank	838,248	13.59	277,544	4.50	431,735	7.00	400,897	6.50
Tier 1 Capital (to Average Assets):
1st Source Corporation	956,783	11.89	321,925	4.00	N/A	N/A	402,407	5.00
1st Source Bank	891,458	11.08	321,821	4.00	N/A	N/A	402,277	5.00
The Bank was not required to maintain noninterest bearing cash balances with the Federal Reserve Bank as of December 31, 2022 and 2021.
Dividends that may be paid by a subsidiary bank to the parent company are subject to certain legal and regulatory limitations and also may be affected by capital needs, as well as other factors.
Due to the Company’s mortgage activities, 1st Source Bank is required to maintain minimum net worth capital requirements established by various governmental agencies. 1st Source Bank’s net worth requirements are governed by the Department of Housing and Urban Development and GNMA. As of December 31, 2022, 1st Source Bank met its minimum net worth capital requirements.
Note 21 — Fair Value Measurements
The Company determines the fair values of its financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of quoted prices and observable inputs and to minimize the use of unobservable inputs when measuring fair value. The Company elected fair value accounting for mortgages held for sale and for its best-efforts forward sales commitments. The Company economically hedges its mortgages held for sale at the time the interest rate locks are issued to the customers. The Company believes the election for mortgages held for sale will reduce certain timing differences and better match changes in the value of these assets with changes in the value of the derivatives or best-efforts forward sales commitments. At December 31, 2022 and 2021, all mortgages held for sale are carried at fair value.

The following table shows the differences between fair value carrying amount of mortgages held for sale measured at fair value and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity on December 31, 2022 and 2021.

(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Excess of fair value carrying amount over (under) unpaid principal
December 31, 2022
Mortgages held for sale reported at fair value:
Total Loans	$3,914	$3,766	$148	(1)
December 31, 2021
Mortgages held for sale reported at fair value:
Total Loans	$13,284	$12,456	$828	(1)

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
Mortgages held for sale and the related loan commitments and forward contracts (economic hedges) are valued by a third party pricing agent. Prices supplied by the independent pricing agent, as well as their pricing methodologies, are reviewed by the Company for reasonableness and to ensure such prices are aligned with market values. On a quarterly basis, prices supplied by the pricing agent are validated by comparison to the prices obtained from other third party sources.

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
The following table shows the balance of assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2022
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$573,679	$424,919	$—	$998,598
U.S. States and political subdivisions securities	—	121,298	1,464	122,762
Mortgage-backed securities - Federal agencies	—	637,058	—	637,058
Corporate debt securities	—	16,131	—	16,131
Foreign government and other securities	—	579	—	579
Total debt securities available-for-sale	573,679	1,199,985	1,464	1,775,128
Mortgages held for sale	—	3,914	—	3,914
Accrued income and other assets (interest rate swap agreements)	—	24,838	—	24,838
Total	$573,679	$1,228,737	$1,464	$1,803,880

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$25,307	$—	$25,307
Total	$—	$25,307	$—	$25,307

December 31, 2021
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$561,950	$522,056	$—	$1,084,006
U.S. States and political subdivisions securities	—	93,852	1,849	95,701
Mortgage-backed securities - Federal agencies	—	659,727	—	659,727
Corporate debt securities	—	23,009	—	23,009
Foreign government and other securities	—	598	—	598
Total debt securities available-for-sale	561,950	1,299,242	1,849	1,863,041
Mortgages held for sale	—	13,284	—	13,284
Accrued income and other assets (interest rate swap agreements)	—	20,735	—	20,735
Total	$561,950	$1,333,261	$1,849	$1,897,060

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$21,172	$—	$21,172
Total	$—	$21,172	$—	$21,172

The following table shows the changes in Level 3 assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	U.S. States and political subdivisions securities
Beginning balance January 1, 2022	$1,849
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	(135)
Purchases	3,000
Issuances	—
Sales	—
Settlements	—
Maturities	(3,250)
Transfers into Level 3	—
Transfers out of Level 3	—
Ending balance December 31, 2022	$1,464

Beginning balance January 1, 2021	$2,152
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	(15)
Purchases	—
Issuances	—
Sales	—
Settlements	—
Maturities	(288)
Transfers into Level 3	—
Transfers out of Level 3	—
Ending balance December 31, 2021	$1,849
There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at December 31, 2022 or 2021.
The following table shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Fair value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
December 31, 2022
Debt securities available-for-sale
Direct placement municipal securities	$1,464	Discounted cash flows	Credit spread assumption	0.22% - 4.09%	3.49%

December 31, 2021
Debt securities available-for-sale
Direct placement municipal securities	$1,849	Discounted cash flows	Credit spread assumption	0.04% - 2.31%	1.58%
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
For assets measured at fair value on a nonrecurring basis the following represents impairment charges (recoveries) recognized on these assets during the year ended December 31, 2022 and 2021, respectively: collateral-dependent impaired loans - $0.00 million and $2.76 million; MSRs - $0.00 million and $(0.81) million; repossessions - $0.00 million and $0.27 million, and other real estate - $0.00 million and $0.06 million.

The following table shows the carrying value of assets measured at fair value on a non-recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2022
Collateral-dependent impaired loans	$—	$—	$—	$—
Accrued income and other assets (mortgage servicing rights)	—	—	4,137	4,137
Accrued income and other assets (repossessions)	—	—	327	327
Accrued income and other assets (other real estate)	—	—	104	104
Total	$—	$—	$4,568	$4,568

December 31, 2021
Collateral-dependent impaired loans	$—	$—	$571	$571
Accrued income and other assets (mortgage servicing rights)	—	—	4,671	4,671
Accrued income and other assets (repossessions)	—	—	861	861
Accrued income and other assets (other real estate)	—	—	—	—
Total	$—	$—	$6,103	$6,103
The following table shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a non-recurring basis.

(Dollars in thousands)	Carrying Value	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
December 31, 2022
Collateral-dependent impaired loans	$—	$—	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	0% - 0%	0%

Mortgage servicing rights	4,137	8,007	Discounted cash flows	Constant prepayment rate (CPR)	7.6% - 9.6%	8.2%
				Discount rate	11.4% - 14.2%	11.5%

Repossessions	327	370	Appraisals, trade publications and auction values	Discount for lack of marketability	2% - 9%	7%

Other real estate	104	104	Appraisals	Discount for lack of marketability	0% - 0%	0%

December 31, 2021
Collateral-dependent impaired loans	$571	$571	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	20% - 90%	43.1%

Mortgage servicing rights	4,671	5,640	Discounted cash flows	Constant prepayment rate (CPR)	11.8% - 18.5%	16.4%
				Discount rate	8.6% - 11.5%	8.8%

Repossessions	861	942	Appraisals, trade publications and auction values	Discount for lack of marketability	0% - 21%	2%

Other real estate	—	—	Appraisals	Discount for lack of marketability	0% - 0%	0%
GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.

The following table shows the fair values of the Company’s financial instruments.

(Dollars in thousands)	Carrying or Contract Value	Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Assets:
Cash and due from banks	$84,703	$84,703	$84,703	$—	$—
Federal funds sold and interest bearing deposits with other banks	38,094	38,094	38,094	—	—
Investment securities, available-for-sale	1,775,128	1,775,128	573,679	1,199,985	1,464
Other investments	25,293	25,293	25,293	—	—
Mortgages held for sale	3,914	3,914	—	3,914	—
Loans and leases, net of allowance for loan and lease losses	5,871,894	5,712,972	—	—	5,712,972
Mortgage servicing rights	4,137	8,007	—	—	8,007
Accrued interest receivable	24,747	24,747	—	24,747	—
Interest rate swaps	24,838	24,838	—	24,838	—
Liabilities:
Deposits	$6,928,265	$6,909,392	$5,787,806	$1,121,586	$—
Short-term borrowings	215,529	215,529	139,079	76,450	—
Long-term debt and mandatorily redeemable securities	46,555	45,111	—	45,111	—
Subordinated notes	58,764	51,398	—	51,398	—
Accrued interest payable	5,999	5,999	—	5,999	—
Interest rate swaps	25,307	25,307	—	25,307	—
Off-balance-sheet instruments *	—	108	—	108	—

December 31, 2021
Assets:
Cash and due from banks	$54,420	$54,420	$54,420	$—	$—
Federal funds sold and interest bearing deposits with other banks	470,767	470,767	470,767	—	—
Investment securities, available-for-sale	1,863,041	1,863,041	561,950	1,299,242	1,849
Other investments	27,189	27,189	27,189	—	—
Mortgages held for sale	13,284	13,284	—	13,284	—
Loans and leases, net of allowance for loan and lease losses	5,218,722	5,269,551	—	—	5,269,551
Mortgage servicing rights	4,671	5,640	—	—	5,640
Accrued interest receivable	17,760	17,760	—	17,760	—
Interest rate swaps	20,735	20,735	—	20,735	—
Liabilities:
Deposits	$6,679,065	$6,680,163	$5,794,928	$885,235	$—
Short-term borrowings	200,027	200,027	192,801	7,226	—
Long-term debt and mandatorily redeemable securities	71,251	71,305	—	71,305	—
Subordinated notes	58,764	58,553	—	58,553	—
Accrued interest payable	1,885	1,885	—	1,885	—
Interest rate swaps	21,172	21,172	—	21,172	—
Off-balance-sheet instruments *	—	364	—	364	—

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
Note 22 — 1st Source Corporation (Parent Company Only) Financial Information
STATEMENTS OF FINANCIAL CONDITION

December 31 (Dollars in thousands)	2022	2021
ASSETS
Cash and cash equivalents	$104,678	$94,543
Short-term investments with bank subsidiary	500	500
Investments in:
Bank subsidiaries	842,707	907,238
Non-bank subsidiaries	1	1
Right of use assets	14,730	16,106
Other assets	6,234	6,877
Total assets	$968,850	$1,025,265

LIABILITIES AND SHAREHOLDERS’ EQUITY
Commercial paper	$3,096	$3,967
Long-term debt and mandatorily redeemable securities	25,240	27,102
Subordinated notes	58,764	58,764
Operating lease liability	13,509	15,463
Other liabilities	4,173	3,714
Total liabilities	104,782	109,010
Total shareholders’ equity	864,068	916,255
Total liabilities and shareholders’ equity	$968,850	$1,025,265
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Year Ended December 31 (Dollars in thousands)	2022	2021	2020
Income:
Dividends from bank subsidiary	$49,588	$46,207	$46,207
Rental income from (reimbursements to) subsidiaries	1,740	1,873	(908)
Other	148	146	293
Investment securities and other investment gains (losses)	353	342	(44)
Total income	51,829	48,568	45,548
Expenses:
Interest on subordinated notes	3,550	3,267	3,367
Interest on long-term debt and mandatorily redeemable securities	(341)	1,799	2,151
Interest on commercial paper and other short-term borrowings	1	3	11
Occupancy	1,625	1,722	1,816
Other	890	711	667
Total expenses	5,725	7,502	8,012
Income before income tax benefit and equity in undistributed income of subsidiaries	46,104	41,066	37,536
Income tax benefit	1,099	998	1,747
Income before equity in undistributed income of subsidiaries	47,203	42,064	39,283
Equity in undistributed income of subsidiaries:
Bank subsidiaries	73,329	76,493	42,178
Net income	$120,532	$118,557	$81,461
Comprehensive (loss) income	$(17,297)	$90,325	$94,660

STATEMENTS OF CASH FLOWS

Year Ended December 31 (Dollars in thousands)	2022	2021	2020
Operating activities:
Net income	$120,532	$118,557	$81,461
Adjustments to reconcile net income to net cash provided by operating activities:
Equity (undistributed) distributed in excess of income of subsidiaries	(73,329)	(76,493)	(42,178)
Depreciation of premises and equipment	—	1	2
Amortization of right of use assets	1,376	1,346	1,107
Stock-based compensation	120	102	94
Realized/unrealized investment securities and other investment (gains) losses	(353)	(342)	44
Other	(702)	1,556	(103)
Net change in operating activities	47,644	44,727	40,427
Investing activities:
Net change in partnership investments	102	(74)	(182)
Net change in investing activities	102	(74)	(182)
Financing activities:
Net change in commercial paper	(871)	(800)	774
Proceeds from issuance of long-term debt and mandatorily redeemable securities	1,862	1,738	1,640
Payments on long-term debt and mandatorily redeemable securities	(2,708)	(2,427)	(2,268)
Stock issued under stock purchase plans	252	90	39
Net proceeds from issuance of treasury stock	2,792	2,523	1,706
Acquisition of treasury stock	(6,836)	(33,136)	(6,415)
Cash dividends paid on common stock	(32,102)	(31,340)	(29,764)
Net change in financing activities	(37,611)	(63,352)	(34,288)
Net change in cash and cash equivalents	10,135	(18,699)	5,957
Cash and cash equivalents, beginning of year	94,543	113,242	107,285
Cash and cash equivalents, end of year	$104,678	$94,543	$113,242

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None
Item 9A. Controls and Procedures.
1st Source carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at December 31, 2022, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the fourth fiscal quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
1st Source’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013 framework). Based on management’s assessment, 1st Source believes that, as of December 31, 2022, 1st Source’s internal control over financial reporting is effective based on those criteria.
FORVIS LLP, independent registered public accounting firm, which also audited 1st Source’s consolidated financial statements for the year ended December 31, 2022, has issued an attestation report on management’s assessment of 1st Source’s internal control over financial reporting. This report appears on page 41.

By	/s/ CHRISTOPHER J. MURPHY III
Christopher J. Murphy III, Chief Executive Officer

By	/s/ BRETT A. BAUER
Brett A. Bauer, Treasurer and Chief Financial Officer
South Bend, Indiana
Item 9B. Other Information.
None
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance.
The information under the caption “Proposal Number 1: Election of Directors,” “Board Committees and Other Corporate Governance Matters,” and “Delinquent Section 16(a) Reports” of the 2023 Proxy Statement is incorporated herein by reference.
Item 11. Executive Compensation.
The information under the caption “Compensation Discussion & Analysis” of the 2023 Proxy Statement is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information under the caption “Voting Securities and Principal Holders Thereof” and “Proposal Number 1: Election of Directors” of the 2023 Proxy Statement is incorporated herein by reference.
The following table shows Equity Compensation Plan Information as of December 31, 2022.

	(A) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans [excluding securities reflected in column (A)]
Equity compensation plans approved by shareholders
2011 Stock Option Plan	—	$—	250,000
1997 Employee Stock Purchase Plan	7,457	48.07	108,012
1982 Executive Incentive Plan	—	—	258,824	(1)(2)(3)
1982 Restricted Stock Award Plan	—	—	122,722	(2)
Strategic Deployment Incentive Plan	—	—	98,645	(2)(3)
Total plans approved by shareholders	7,457	$—	838,203
Equity compensation plans not approved by shareholders
Director Retainer Stock Plan(4)	—	—	85,135
Total equity compensation plans	7,457	$—	923,338

(1)The Executive Compensation and Human Resources Committee of the 1st Source Corporation Board of Directors may issue under the 1982 Executive Incentive Plan not more than 0.60% in any one calendar year of our common stock outstanding at the beginning of such year.
(2)Amount is to be awarded by grants administered by the Executive Compensation and Human Resources Committee of the 1st Source Corporation Board of Directors.
(3)Amount includes market value stock only. Book value shares used for annual awards may only be sold to 1st Source.
(4)Under this plan an eligible director may elect to receive his or her annual retainer or annual fees in the form of shares of our common stock.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information under the caption “Proposal Number 1: Election of Directors”, “Board Committees and Other Corporate Governance Matters, “ and “Transactions with Related Persons” of the 2023 Proxy Statement is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information under the caption “Relationship with Independent Registered Public Accounting Firm” of the 2023 Proxy Statement is incorporated herein by reference.

Part IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Financial Statements and Schedules:
The following Financial Statements and Supplementary Data are filed as part of this annual report:
Financial statement schedules required by Article 9 of Regulation S-X are not required under the related instructions, or are inapplicable and, therefore, have been omitted.
(b) Exhibits (numbered in accordance with Item 601 of Regulation S-K):

3(a)	Articles of Incorporation of Registrant, amended April 30, 1996, filed as exhibit to Form 10-K, dated December 31, 2017, and incorporated herein by reference.

3(b)	By-Laws of Registrant, as amended February 16, 2023, filed herewith.

3(c)	Certificate of Designations for Series A Preferred Stock, dated January 23, 2009, filed as exhibit to Form 8-K, dated January 23, 2009, and incorporated herein by reference.

4(a)	Form of Common Stock Certificates of Registrant, filed as exhibit to Registration Statement 2-40481 and incorporated herein by reference.

4(b)	1st Source agrees to furnish to the Commission, upon request, a copy of each instrument defining the rights of holders of Senior and Subordinated debt of 1st Source.

4(c)	Description of the Company’s Securities, filed as an exhibit to Form 10-Q, dated September 30, 2022 and incorporated herein by reference.

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

10(f)	1st Source Corporation 2011 Stock Option Plan, amended November 9, 2016, filed as exhibit to Form 10-K, dated December 31, 2016, and incorporated herein by reference.

10(g)	1st Source Corporation Director Retainer Stock Plan, amended August 3, 2018, filed as exhibit to Form 10-Q, dated September 30, 2018, and incorporated herein by reference.

21	Subsidiaries of Registrant (unless otherwise indicated, each subsidiary does business under its own name):

Name	Jurisdiction
1st Source Bank	Indiana
SFG Aircraft, Inc. * (formerly known as SFG Equipment Leasing, Inc.)	Indiana
1st Source Insurance, Inc. *	Indiana
1st Source Specialty Finance, Inc. *	Indiana
1st Source Capital Corporation *	Indiana
Trustcorp Mortgage Company (Inactive)	Indiana
1st Source Master Trust	Delaware
Michigan Transportation Finance Corporation *	Michigan
1st Source Intermediate Holding, LLC	Delaware
1st Source Funding, LLC (Inactive)	Delaware
SFG Commercial Aircraft Leasing, Inc. *	Indiana
SFG Equipment Leasing Corporation I*	Indiana
1st Source Solar 1, LLC*	Delaware
1st Source Solar 2, LLC	Delaware
1st Source Solar 3, LLC	Delaware
1st Source Solar 4, LLC	Delaware
1st Source Solar 5, LLC	Delaware
1st Source Solar 6, LLC	Delaware
1st Source Solar 7, LLC	Delaware
1st Source Solar 8, LLC	Delaware
1st Portfolio Management, Inc. *	Nevada

*Wholly-owned subsidiaries of 1st Source Bank

23	Consent of FORVIS, LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Christopher J. Murphy III, Chief Executive Officer (Rule 13a-14(a)).

31.2	Certification of Brett A. Bauer, Chief Financial Officer (Rule 13a-14(a)).

32.1	Certification of Christopher J. Murphy III, Chief Executive Officer.

32.2	Certification of Brett A. Bauer, Chief Financial Officer.

101.INS	XBRL Instance Document — The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)
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
Date: February 16, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER J. MURPHY III	Chairman of the Board,	February 16, 2023
Christopher J. Murphy III	President and Chief Executive Officer

/s/ BRETT A. BAUER	Treasurer, Chief Financial Officer	February 16, 2023
Brett A. Bauer	and Principal Accounting Officer

/s/ JOHN B. GRIFFITH	Secretary	February 16, 2023
John B. Griffith	and General Counsel

/s/ JOHN F. AFFLECK-GRAVES	Director	February 16, 2023
John F. Affleck-Graves

/s/ MELODY BIRMINGHAM	Director	February 16, 2023
Melody Birmingham

/s/ DANIEL B. FITZPATRICK	Director	February 16, 2023
Daniel B. Fitzpatrick

/s/ TRACY D. GRAHAM	Director	February 16, 2023
Tracy D. Graham

/s/ VINOD M. KHILNANI	Director	February 16, 2023
Vinod M. Khilnani

/s/ CHRISTOPHER J. MURPHY IV	Director	February 16, 2023
Christopher J. Murphy IV

/s/ TIMOTHY K. OZARK	Director	February 16, 2023
Timothy K. Ozark

/s/ TODD F. SCHURZ	Director	February 16, 2023
Todd F. Schurz

/s/ MARK D. SCHWABERO	Director	February 16, 2023
Mark D. Schwabero

/s/ RONDA SHREWSBURY	Director	February 16, 2023
Ronda Shrewsbury
February 16, 2023
/s/ ISAAC P. TORRES	Director
Isaac P. Torres