Form 10-Q
period 2023-03-31
1ST SOURCE CORP
filed 2023-04-20
CIK 34782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Number of shares of common stock outstanding as of April 14, 2023 — 24,695,552 shares

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited - Dollars in thousands)

	March 31, 2023	December 31, 2022
ASSETS
Cash and due from banks	$66,866	$84,703
Federal funds sold and interest bearing deposits with other banks	27,171	38,094
Investment securities available-for-sale	1,713,480	1,775,128
Other investments	25,293	25,293
Mortgages held for sale	2,068	3,914
Loans and leases, net of unearned discount:
Commercial and agricultural	795,429	812,031
Solar	375,330	381,163
Auto and light truck	875,564	808,117
Medium and heavy duty truck	326,588	313,862
Aircraft	1,056,829	1,077,722
Construction equipment	991,412	938,503
Commercial real estate	954,221	943,745
Residential real estate and home equity	594,618	584,737
Consumer	146,725	151,282
Total loans and leases	6,116,716	6,011,162
Allowance for loan and lease losses	(142,511)	(139,268)
Net loans and leases	5,974,205	5,871,894
Equipment owned under operating leases, net	30,083	31,700
Net premises and equipment	44,034	44,773
Goodwill and intangible assets	83,901	83,907
Accrued income and other assets	362,702	380,010
Total assets	$8,329,803	$8,339,416
LIABILITIES
Deposits:
Noninterest-bearing demand	$1,815,123	$1,998,151
Interest-bearing deposits:
Interest-bearing demand	2,403,818	2,591,464
Savings	1,171,418	1,198,191
Time	1,411,105	1,140,459
Total interest-bearing deposits	4,986,341	4,930,114
Total deposits	6,801,464	6,928,265
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	73,396	141,432
Other short-term borrowings	229,640	74,097
Total short-term borrowings	303,036	215,529
Long-term debt and mandatorily redeemable securities	46,714	46,555
Subordinated notes	58,764	58,764
Accrued expenses and other liabilities	151,381	166,537
Total liabilities	7,361,359	7,415,650
SHAREHOLDERS’ EQUITY
Preferred stock; no par value
Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock; no par value
Authorized 40,000,000 shares; issued 28,205,674 at March 31, 2023 and December 31, 2022	436,538	436,538
Retained earnings	719,495	694,862
Cost of common stock in treasury (3,510,122 shares at March 31, 2023 and 3,543,388 shares at December 31, 2022)	(119,409)	(119,642)
Accumulated other comprehensive loss	(127,465)	(147,690)
Total shareholders’ equity	909,159	864,068
Noncontrolling interests	59,285	$59,698
Total equity	968,444	923,766
Total liabilities and equity	$8,329,803	$8,339,416
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Interest income:
Loans and leases	$86,689	$55,208
Investment securities, taxable	6,648	6,344
Investment securities, tax-exempt	482	134
Other	637	363
Total interest income	94,456	62,049
Interest expense:
Deposits	21,263	2,376
Short-term borrowings	1,393	24
Subordinated notes	1,020	823
Long-term debt and mandatorily redeemable securities	1,215	(792)
Total interest expense	24,891	2,431
Net interest income	69,565	59,618
Provision for credit losses	3,049	2,233
Net interest income after provision for credit losses	66,516	57,385
Noninterest income:
Trust and wealth advisory	5,679	5,914
Service charges on deposit accounts	3,003	2,792
Debit card	4,507	4,194
Mortgage banking	802	1,377
Insurance commissions	2,029	1,905
Equipment rental	2,503	3,662
Losses on investment securities available-for-sale	(44)	—
Other	4,844	3,301
Total noninterest income	23,323	23,145
Noninterest expense:
Salaries and employee benefits	28,597	25,467
Net occupancy	2,622	2,811
Furniture and equipment	1,307	1,295
Data processing	6,157	5,208
Depreciation – leased equipment	2,022	3,015
Professional fees	682	1,608
FDIC and other insurance	1,360	850
Business development and marketing	1,972	1,268
Other	4,702	3,814
Total noninterest expense	49,421	45,336
Income before income taxes	40,418	35,194
Income tax expense	9,287	7,793
Net income	31,131	27,401
Net (income) loss attributable to noncontrolling interests	(7)	(11)
Net income available to common shareholders	$31,124	$27,390
Per common share:
Basic net income per common share	$1.25	$1.10
Diluted net income per common share	$1.25	$1.10
Cash dividends	$0.32	$0.31
Basic weighted average common shares outstanding	24,687,087	24,743,790
Diluted weighted average common shares outstanding	24,687,087	24,743,790
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited - Dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Net income	$31,131	$27,401
Other comprehensive income (loss):
Unrealized appreciation (depreciation) of available-for-sale securities	26,476	(93,094)
Reclassification adjustment for realized losses included in net income	44	—
Income tax effect	(6,295)	22,418
Other comprehensive income (loss), net of tax	20,225	(70,676)
Comprehensive income (loss)	$51,356	$(43,275)
Comprehensive (income) loss attributable to noncontrolling interests	(7)	(11)
Comprehensive income (loss) available to common shareholders	$51,349	$(43,286)
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - Dollars in thousands, except per share amounts)

	Three Months Ended
	Preferred Stock	Common Stock	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss), Net	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2022	$—	$436,538	$603,787	$(114,209)	$(9,861)	$916,255	$53,209	$969,464
Net income	—	—	27,390	—	—	27,390	11	27,401
Other comprehensive loss	—	—	—	—	(70,676)	(70,676)	—	(70,676)
Issuance of 38,442 common shares under stock based compensation awards	—	—	1,024	730	—	1,754	—	1,754
Cost of 45,419 shares of common stock acquired for treasury	—	—	—	(2,175)	—	(2,175)	—	(2,175)
Common stock dividend ($0.31 per share)	—	—	(7,698)	—	—	(7,698)	—	(7,698)
Contributions from noncontrolling interests	—	—	—	—	—	—	1,627	1,627
Distributions to noncontrolling interests	—	—	—	—	—	—	(227)	(227)
Balance at March 31, 2022	$—	$436,538	$624,503	$(115,654)	$(80,537)	$864,850	$54,620	919,470

Balance at January 1, 2023	$—	$436,538	$694,862	$(119,642)	$(147,690)	$864,068	$59,698	$923,766
Net income	—	—	31,124	—	—	31,124	7	31,131
Other comprehensive income	—	—	—	—	20,225	20,225	—	20,225
Issuance of 49,625 common shares under stock based compensation awards	—	—	1,426	999	—	2,425	—	2,425
Cost of 16,359 shares of common stock acquired for treasury	—	—	—	(766)	—	(766)	—	(766)
Common stock dividend ($0.32 per share)	—	—	(7,917)	—	—	(7,917)	—	(7,917)
Distributions to noncontrolling interests	—	—	—	—	—	—	(420)	(420)
Balance at March 31, 2023	$—	$436,538	$719,495	$(119,409)	$(127,465)	$909,159	$59,285	$968,444
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net income	$31,131	$27,401
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,049	2,233
Depreciation of premises and equipment	1,146	1,177
Depreciation of equipment owned and leased to others	2,022	3,015
Stock-based compensation	1,121	732
Amortization of investment securities premiums and accretion of discounts, net	855	967
Amortization of mortgage servicing rights	221	381
Amortization of right of use assets	778	785
Deferred income taxes	(993)	80
Losses on investment securities available-for-sale	44	—
Originations of loans held for sale, net of principal collected	(8,862)	(32,314)
Proceeds from the sales of loans held for sale	10,934	41,456
Net gain on sale of loans held for sale	(226)	(615)
Net gain on sale of other real estate and repossessions	(39)	(47)
Change in interest receivable	(125)	(530)
Change in interest payable	7,599	199
Change in other assets	(5,422)	9,099
Change in other liabilities	3,987	(10,882)
Other	(367)	(1,334)
Net change in operating activities	46,853	41,803

Investing activities:
Proceeds from sales of investment securities available-for-sale	64,928	—
Proceeds from maturities and paydowns of investment securities available-for-sale	25,341	57,392
Purchases of investment securities available-for-sale	(3,000)	(145,843)
Net change in partnership investments	(5,274)	(2,128)
Net change in other investments	—	1,651
Loans sold or participated to others	16,026	7,987
Proceeds from principal payments on direct finance leases	13,043	9,377
Net change in loans and leases	(134,913)	(66,069)
Net change in equipment owned under operating leases	(405)	3,626
Purchases of premises and equipment	(408)	(113)
Proceeds from disposal of premises and equipment	2	14
Proceeds from sales of other real estate and repossessions	391	1,983
Net change in investing activities	(24,269)	(132,123)

Financing activities:
Net change in demand deposits and savings accounts	(397,447)	26,143
Net change in time deposits	270,646	(32,116)
Net change in short-term borrowings	87,507	(869)
Payments on long-term debt	(2,727)	(2,440)
Acquisition of treasury stock	(766)	(2,175)
Net (distributions to) contributions from noncontrolling interests	(420)	1,400
Cash dividends paid on common stock	(8,137)	(7,918)
Net change in financing activities	(51,344)	(17,975)

Net change in cash and cash equivalents	(28,760)	(108,295)
Cash and cash equivalents, beginning of year	122,797	525,187
Cash and cash equivalents, end of period	$94,037	$416,892
Supplemental Information:
Non-cash transactions:
Loans transferred to other real estate and repossessed assets	$484	$1,150
Common stock matching contribution to Employee Stock Ownership and Profit Sharing Plan	1,753	683
Right of use assets obtained in exchange for lease obligations	2,495	116
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
The Notes to the Consolidated Financial Statements appearing in 1st Source Corporation’s Annual Report on Form 10-K (2022 Annual Report), which include descriptions of significant accounting policies, should be read in conjunction with these interim financial statements. The Consolidated Statement of Financial Condition at December 31, 2022 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation.
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
Direct financing leases are carried at the aggregate of lease payments plus estimated residual value of the leased property, net of unamortized deferred lease origination fees and costs and unearned income. Only those costs incurred as a direct result of closing a lease transaction are capitalized and all other initial direct costs are expensed immediately. Interest income on direct financing leases is recognized over the term of the lease to achieve a constant periodic rate of return on the outstanding investment.
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
Occasionally, the Company modifies loans and leases to borrowers in financial distress (typically denoted by internal credit quality graded “substandard” or worse) by providing term extensions, other-than-insignificant payment delays, or interest rate reductions. In some cases, a combination of modifications are made to the same loan or lease. These modifications typically result from the Company’s loss mitigation activities. If the Company determines that the value of the modified loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance for loan and lease losses estimate or a charge-off to the allowance for loan and lease losses.

Note 2 — Recent Accounting Pronouncements
Investments-Equity Method and Joint Ventures: In March 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards (ASU) No. 2023-02 “Investments Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” These amendments allow reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. This guidance is effective for public business entities for fiscal years including interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted in any interim period. The Company is assessing ASU 2023-02 and its impact on its accounting and disclosures.
Fair Value Measurements: In June 2022, the FASB issued ASU No. 2022-03 “Fair Value Measurements (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” These amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. This guidance is effective for public business entities for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted. The Company has assessed ASU 2022-03 and does not expect it to have a material impact on its accounting and disclosures.
Reference Rate Reform: In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. In January 2021, the FASB issued ASU 2021-01 which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. In December of 2022, the FASB issued ASU No. 2022-06 which extended the period of time preparers can utilize the reference rate reform relief guidance in Topic 848. The guidance ensures the relief in Topic 848 covers the period of time during which a significant number of modifications may take place and the ASU defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The Company continues to implement its transition plan towards cessation of LIBOR and the modification of its loans and other financial instruments with attributes that are either directly or indirectly influenced by LIBOR. The Company expects to utilize the LIBOR transition relief allowed under ASU 2020-04, ASU 2021-01 and ASU 2022-06, as applicable, and does not expect such adoption to have a material impact on its accounting and disclosures.
Note 3 — Investment Securities Available-For-Sale
The following table shows investment securities available-for-sale.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2023
U.S. Treasury and Federal agencies securities	$1,052,191	$—	$(76,970)	$975,221
U.S. States and political subdivisions securities	114,237	412	(6,774)	107,875
Mortgage-backed securities — Federal agencies	702,499	35	(83,922)	618,612
Corporate debt securities	11,476	—	(281)	11,195
Foreign government and other securities	600	—	(23)	577
Total debt securities available-for-sale	$1,881,003	$447	$(167,970)	$1,713,480

December 31, 2022
U.S. Treasury and Federal agencies securities	$1,090,743	$—	$(92,145)	$998,598
U.S. States and political subdivisions securities	130,670	591	(8,499)	122,762
Mortgage-backed securities — Federal agencies	730,672	60	(93,674)	637,058
Corporate debt securities	16,486	—	(355)	16,131
Foreign government and other securities	600	—	(21)	579
Total debt securities available-for-sale	$1,969,171	$651	$(194,694)	$1,775,128
Amortized cost excludes accrued interest receivable which is included in Accrued Income and Other Assets on the Consolidated Statements of Financial Condition. At March 31, 2023 and December 31, 2022, accrued interest receivable on investment securities available-for-sale was $4.88 million and $5.98 million, respectively.
At March 31, 2023 and December 31, 2022, the residential mortgage-backed securities held by the Company consisted primarily of GNMA, FNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government (Government Sponsored Enterprise, GSEs).

The following table shows the contractual maturities of investments in debt securities available-for-sale at March 31, 2023. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$96,181	$94,493
Due after one year through five years	1,040,653	960,875
Due after five years through ten years	17,843	15,396
Due after ten years	23,827	24,104
Mortgage-backed securities	702,499	618,612
Total debt securities available-for-sale	$1,881,003	$1,713,480
The following table summarizes gross unrealized losses and fair value by investment category and age. At March 31, 2023, the Company’s available-for-sale securities portfolio consisted of 717 securities, 650 of which were in an unrealized loss position.

	Less than 12 Months		12 months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2023
U.S. Treasury and Federal agencies securities	$14,465	$(292)	$960,756	$(76,678)	$975,221	$(76,970)
U.S. States and political subdivisions securities	19,458	(331)	63,258	(6,443)	82,716	(6,774)
Mortgage-backed securities - Federal agencies	90,318	(2,945)	524,803	(80,977)	615,121	(83,922)
Corporate debt securities	3,317	(10)	7,878	(271)	11,195	(281)
Foreign government and other securities	—	—	577	(23)	577	(23)
Total debt securities available-for-sale	$127,558	$(3,578)	$1,557,272	$(164,392)	$1,684,830	$(167,970)

December 31, 2022
U.S. Treasury and Federal agencies securities	$164,481	$(6,299)	$834,117	$(85,846)	$998,598	$(92,145)
U.S. States and political subdivisions securities	57,592	(2,126)	38,834	(6,373)	96,426	(8,499)
Mortgage-backed securities - Federal agencies	198,469	(13,482)	426,989	(80,192)	625,458	(93,674)
Corporate debt securities	16,132	(355)	—	—	16,132	(355)
Foreign government and other securities	484	(16)	95	(5)	579	(21)
Total debt securities available-for-sale	$437,158	$(22,278)	$1,300,035	$(172,416)	$1,737,193	$(194,694)
The Company does not consider available-for-sale securities with unrealized losses at March 31, 2023 to be experiencing credit losses and recognized no resulting allowance for credit losses. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost basis, which may be the maturity dates of the securities. The unrealized losses occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase.
The following table shows the gross realized gains and losses from the available-for-sale debt securities portfolio. Realized gains and losses of all securities are computed using the specific identification cost basis.

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Gross realized gains	$1,286	$—
Gross realized losses	(1,330)	—
Net realized losses	$(44)	$—
At March 31, 2023 and December 31, 2022, investment securities available-for-sale with carrying values of $284.67 million and $282.87 million, respectively, were pledged as collateral for security repurchase agreements and for other purposes.

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
Auto and light truck – loans are secured by vehicles and borrowers are nationwide. The portfolio predominantly consists of loans to borrowers in the auto rental and commercial auto leasing industries. Borrowers in the auto rental segment are primarily independent auto rental entities with on-airport and off-airport locations, and some insurance replacement business. Loan amortizations are relatively short, generally eighteen months, but up to four years. Auto leasing customers lease to businesses and the Company takes assignment of the lease stream and places its lien on the vehicles. Terms are generally longer than the auto rental sector, three to seven years and match the underlying leases. Risks in both these segments include economic risks and collateral risks, principally used vehicle values.
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
Commercial real estate – loans are generally to entities within the local market communities served by the Company with advances generally within regulatory guidelines. Historically, the Company’s exposure to commercial real estate has been primarily to the less risky owner-occupied segment. The non-owner-occupied segment accounts for less than half of the commercial real estate portfolio and includes hotels, apartment complexes and warehousing facilities. There is limited exposure to construction loans. Many commercial real estate loans carry personal guarantees. Additional risks in the commercial real estate portfolio stem from geographical concentration in northern Indiana and southwest Michigan and general economic conditions.
Residential real estate and home equity – loans predominantly include one-to-four family mortgages to borrowers in the Company’s local market communities and are appropriately underwritten and secured by residential real estate.
Consumer – loans are to individuals in the Company’s local markets and auto loans are generally secured by personal vehicles and appropriately underwritten.

The following table shows the amortized cost of loans and leases, segregated by portfolio segment, credit quality rating and year of origination as of March 31, 2023 and gross charge-offs for the three months ended March 31, 2023.

	Term Loans and Leases by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and agricultural
Grades 1-6	$45,821	$149,606	$99,146	$62,310	$29,946	$27,265	$346,317	$—	$760,411
Grades 7-12	500	3,464	6,231	184	1,407	2,207	21,025	—	35,018
Total commercial and agricultural	46,321	153,070	105,377	62,494	31,353	29,472	367,342	—	795,429
Current period gross charge-offs	—	411	—	13	—	—	140	—	564
Solar
Grades 1-6	3,777	108,743	106,603	34,112	72,254	38,906	—	—	364,395
Grades 7-12	—	—	—	1,086	5,634	4,215	—	—	10,935
Total solar	3,777	108,743	106,603	35,198	77,888	43,121	—	—	375,330
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Auto and light truck
Grades 1-6	190,009	455,563	127,423	47,856	26,206	11,049	—	—	858,106
Grades 7-12	888	5,487	1,540	4,940	2,264	2,339	—	—	17,458
Total auto and light truck	190,897	461,050	128,963	52,796	28,470	13,388	—	—	875,564
Current period gross charge-offs	—	—	25	5	19	63	—	—	112
Medium and heavy duty truck
Grades 1-6	41,739	149,331	60,669	37,513	27,527	9,809	—	—	326,588
Grades 7-12	—	—	—	—	—	—	—	—	—
Total medium and heavy duty truck	41,739	149,331	60,669	37,513	27,527	9,809	—	—	326,588
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Aircraft
Grades 1-6	26,669	425,103	255,143	201,937	53,072	61,214	5,865	—	1,029,003
Grades 7-12	2,502	11,362	7,059	5,896	—	1,007	—	—	27,826
Total aircraft	29,171	436,465	262,202	207,833	53,072	62,221	5,865	—	1,056,829
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Construction equipment
Grades 1-6	142,305	442,999	188,726	95,472	51,591	15,529	18,496	2,912	958,030
Grades 7-12	—	19,676	4,986	1,514	1,618	84	136	5,368	33,382
Total construction equipment	142,305	462,675	193,712	96,986	53,209	15,613	18,632	8,280	991,412
Current period gross charge-offs	—	—	1	—	—	—	—	—	1
Commercial real estate
Grades 1-6	51,163	256,208	162,337	117,541	95,078	254,145	336	—	936,808
Grades 7-12	38	1,969	1,695	7,630	5,057	1,024	—	—	17,413
Total commercial real estate	51,201	258,177	164,032	125,171	100,135	255,169	336	—	954,221
Current period gross charge-offs	—	39	—	—	—	—	—	—	39
Residential real estate and home equity
Performing	20,510	113,006	99,425	95,591	32,888	83,659	144,185	3,946	593,210
Nonperforming	—	—	—	—	414	729	190	75	1,408
Total residential real estate and home equity	20,510	113,006	99,425	95,591	33,302	84,388	144,375	4,021	594,618
Current period gross charge-offs	—	—	—	—	—	—	1	—	1
Consumer
Performing	15,137	67,476	30,376	10,658	5,797	2,578	14,471	—	146,493
Nonperforming	—	75	43	46	51	17	—	—	232
Total consumer	15,137	67,551	30,419	10,704	5,848	2,595	14,471	—	146,725
Current period gross charge-offs	$112	$174	$30	$1	$4	$—	$3	$—	$324

The following table shows the amortized cost of loans and leases, segregated by portfolio segment, credit quality rating and year of origination as of December 31, 2022.

	Term Loans and Leases by Origination Year
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and agricultural
Grades 1-6	$159,317	$107,232	$71,365	$35,874	$17,192	$13,860	$370,553	$—	$775,393
Grades 7-12	4,491	5,934	60	2,094	1,644	1,040	21,375	—	36,638
Total commercial and agricultural	163,808	113,166	71,425	37,968	18,836	14,900	391,928	—	812,031
Solar
Grades 1-6	109,393	113,276	35,660	72,652	18,518	20,654	—	—	370,153
Grades 7-12	—	—	1,091	5,678	701	3,540	—	—	11,010
Total solar	109,393	113,276	36,751	78,330	19,219	24,194	—	—	381,163
Auto and light truck
Grades 1-6	521,399	155,508	62,063	32,975	10,946	3,476	—	—	786,367
Grades 7-12	5,972	3,366	5,836	2,836	1,792	1,948	—	—	21,750
Total auto and light truck	527,371	158,874	67,899	35,811	12,738	5,424	—	—	808,117
Medium and heavy duty truck
Grades 1-6	158,296	66,533	43,711	31,980	10,053	3,274	—	—	313,847
Grades 7-12	—	—	—	—	—	15	—	—	15
Total medium and heavy duty truck	158,296	66,533	43,711	31,980	10,053	3,289	—	—	313,862
Aircraft
Grades 1-6	438,481	273,726	213,661	57,379	31,085	35,012	3,687	—	1,053,031
Grades 7-12	12,962	4,253	6,190	—	—	1,286	—	—	24,691
Total aircraft	451,443	277,979	219,851	57,379	31,085	36,298	3,687	—	1,077,722
Construction equipment
Grades 1-6	475,854	213,349	106,409	59,204	17,834	4,593	23,310	2,754	903,307
Grades 7-12	20,709	7,757	2,483	1,878	313	32	583	1,441	35,196
Total construction equipment	496,563	221,106	108,892	61,082	18,147	4,625	23,893	4,195	938,503
Commercial real estate
Grades 1-6	271,526	164,173	121,685	97,470	102,271	168,391	251	—	925,767
Grades 7-12	1,532	1,716	7,824	5,789	47	1,070	—	—	17,978
Total commercial real estate	273,058	165,889	129,509	103,259	102,318	169,461	251	—	943,745
Residential real estate and home equity
Performing	115,154	100,690	97,205	34,498	6,864	81,653	142,724	4,115	582,903
Nonperforming	—	131	693	—	—	725	180	105	1,834
Total residential real estate and home equity	115,154	100,821	97,898	34,498	6,864	82,378	142,904	4,220	584,737
Consumer
Performing	74,258	34,619	12,924	7,375	2,977	692	18,098	—	150,943
Nonperforming	148	65	49	53	12	12	—	—	339
Total consumer	74,406	34,684	12,973	7,428	2,989	704	18,098	—	151,282

The following table shows the amortized cost of loans and leases, segregated by portfolio segment, with delinquency aging and nonaccrual status.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Total Accruing Loans	Nonaccrual	Total Financing Receivables
March 31, 2023
Commercial and agricultural	$793,509	$836	$—	$—	$794,345	$1,084	$795,429
Solar	375,330	—	—	—	375,330	—	375,330
Auto and light truck	865,316	32	—	—	865,348	10,216	875,564
Medium and heavy duty truck	326,588	—	—	—	326,588	—	326,588
Aircraft	1,055,282	—	1,007	—	1,056,289	540	1,056,829
Construction equipment	989,525	340	—	—	989,865	1,547	991,412
Commercial real estate	951,111	51	—	—	951,162	3,059	954,221
Residential real estate and home equity	592,464	623	123	24	593,234	1,384	594,618
Consumer	146,035	390	68	—	146,493	232	146,725
Total	$6,095,160	$2,272	$1,198	$24	$6,098,654	$18,062	$6,116,716

December 31, 2022
Commercial and agricultural	$810,223	$944	$—	$—	$811,167	$864	$812,031
Solar	381,163	—	—	—	381,163	—	381,163
Auto and light truck	793,610	353	1	—	793,964	14,153	808,117
Medium and heavy duty truck	313,845	—	2	—	313,847	15	313,862
Aircraft	1,075,865	223	1,063	—	1,077,151	571	1,077,722
Construction equipment	932,603	431	—	—	933,034	5,469	938,503
Commercial real estate	940,516	—	—	—	940,516	3,229	943,745
Residential real estate and home equity	582,053	562	288	49	582,952	1,785	584,737
Consumer	150,328	416	199	5	150,948	334	151,282
Total	$5,980,206	$2,929	$1,553	$54	$5,984,742	$26,420	$6,011,162
Accrued interest receivable on loans and leases at March 31, 2023 and December 31, 2022 was $19.82 million and $18.75 million, respectively.
Loan Modification Disclosures Pursuant to ASU 2022-02
The following table shows the amortized cost of loans and leases at March 31, 2023 that were both experiencing financial difficulty and modified during the three months ended March 31, 2023, segregated by portfolio segment and type of modification. The percentage of the amortized cost of loans and leases that were modified to borrowers in financial distress as compared to the amortized cost of each segment of financial receivable is also presented below.

(Dollars in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	% of Total Segment Financing Receivables
Commercial and agricultural	$—	$752	$—	$—	0.09%
Construction equipment	—	3,912	—	—	0.39
Commercial real estate	—	—	511	—	0.05
Total	$—	$4,664	$511	$—	0.08%
There were no commitments to lend additional amounts to the borrowers included in the previous table.

The Company closely monitors the performance of loans and leases that have been modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table shows the performance of such loans and leases that have been modified during the three months ended March 31, 2023.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due
Commercial and agricultural	$752	$—	$—	$—	$—
Construction equipment	3,912	—	—	—	—
Commercial real estate	511	—	—	—	—
Total	$5,175	$—	$—	$—	$—
The following table shows the financial effect of loan and lease modifications presented above to borrowers experiencing financial difficulty for the three months ended March 31, 2023.

	Weighted- Average Interest Rate Reduction	Weighted- Average Term Extension (in months)
Commercial and agricultural	—%	3
Construction equipment	—%	5
Commercial real estate	3.00%	—
Total	3.00%	4
There were no modified loans and leases that had a payment default during the three months ended March 31, 2023 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

Upon the Company’s determination that a modified loan or lease has subsequently been deemed uncollectible, the loan or lease is written off. Therefore, the amortized cost of the loan is reduced by the uncollectible amount and the allowance for loan and lease losses is adjusted by the same amount.
Troubled Debt Restructuring (TDR) Disclosures Prior to the Adoption of ASU 2022-02
There were no loan and lease modifications classified as a TDR during the three months ended March 31, 2022. The classification between nonperforming and performing is determined at the time of modification. Modification programs focus on extending maturity dates or modifying payment patterns with most TDRs experiencing a combination of concessions. Modifications do not result in the contractual forgiveness of principal or interest. There were no modifications during the three months ended March 31, 2022 that resulted in an interest rate below market rate.
There were no TDRs which had a payment default within the twelve months following modification during the three months ended March 31, 2022. Default occurs when a loan or lease is 90 days or more past due under the modified terms or transferred to nonaccrual.
The following table shows the recorded investment of loans and leases classified as troubled debt restructurings as of December 31, 2022.

(Dollars in thousands)	December 31, 2022
Performing TDRs	$—
Nonperforming TDRs	3,640
Total TDRs	$3,640

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

The following table shows the changes in the allowance for loan and lease losses, segregated by portfolio segment, for the three months ended March 31, 2023 and 2022.

(Dollars in thousands)	Commercial and agricultural	Solar	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer	Total
March 31, 2023
Balance, beginning of period	$14,635	$7,217	$18,634	$7,566	$41,093	$24,039	$17,431	$6,478	$2,175	$139,268
Charge-offs	564	—	112	—	—	1	39	1	324	1,041
Recoveries	172	—	541	—	226	—	3	233	60	1,235
Net charge-offs (recoveries)	392	—	(429)	—	(226)	1	36	(232)	264	(194)
Provision (recovery of provision)	1,844	(929)	(505)	263	(1,186)	1,541	1,905	(89)	205	3,049
Balance, end of period	$16,087	$6,288	$18,558	$7,829	$40,133	$25,579	$19,300	$6,621	$2,116	$142,511

March 31, 2022
Balance, beginning of period	$15,409	$6,585	$19,624	$6,015	$33,628	$19,673	$19,691	$5,084	$1,783	$127,492
Charge-offs	—	—	—	—	—	48	—	4	165	217
Recoveries	4	—	65	—	316	—	—	1	65	451
Net charge-offs (recoveries)	(4)	—	(65)	—	(316)	48	—	3	100	(234)
Provision (recovery of provision)	185	(168)	(168)	34	2,024	416	(445)	137	218	2,233
Balance, end of period	$15,598	$6,417	$19,521	$6,049	$35,968	$20,041	$19,246	$5,218	$1,901	$129,959
The allowance for credit losses increased during the quarter in response to loan growth along with an increase to the forecast adjustment. Broader market liquidity concerns and tightening credit conditions have added additional uncertainty and increased downside risks in the forecast period. Ongoing risks include a weakened domestic GDP outlook, persistent inflation, higher interest rates, and continued geopolitical uncertainty. Credit quality metrics remain relatively stable as evidenced by a modest decline in total special attention credit outstandings during the quarter and continued low delinquency rates. Charge-off activity during the quarter was offset with an uptick in recoveries leading to a net recovery position for the period. Total special attention balances were down slightly, but downgrades within the special attention pool during the quarter indicate some additional credit risk within the problem loan pool.
Commercial and agricultural – the increase in the allowance during the quarter was principally due to a change in mix within the commercial special attention pool towards higher risk rated loans which carry higher loss ratios along with the impact of the forecast adjustment.
Solar – the allowance decreased due to a decline in outstanding loan balances during the quarter. Credit quality is stable.
Auto and light truck – the allowance reported minimal change as continued growth in the auto rental and leasing sectors was offset by a decline in loan outstandings in higher risk sectors of the portfolio.
Medium and heavy duty truck – the allowance increased due to higher loan outstandings during the quarter. Credit quality metrics continue to be strong for this portfolio. Energy price volatility and driver availability remain a challenge.
Aircraft – the allowance decreased due to lower loan outstandings in both the domestic and foreign sectors. The portfolio is currently bolstered by strong collateral values somewhat offset by continuing economic concerns related primarily to Latin American-based foreign loans. The Company has historically carried a higher allowance in this portfolio due to risk volatility.

Construction equipment – the allowance increased primarily due to strong loan growth in the portfolio.
Commercial real estate – the allowance increased during the quarter due to loan growth along with the impact of the forecast adjustment.
Residential real estate and home equity – the allowance increased primarily due to loan growth.
Consumer – the allowance decreased slightly due to lower loan outstandings during the period.
Economic Outlook
As of March 31, 2023, the most significant economic factors impacting the Company’s loan portfolios are a weakened domestic growth outlook, exacerbated by persistent inflation, higher interest rates and the protracted war in Ukraine and resultant increased geopolitical uncertainty. Recent market liquidity events have added uncertainty and the Company is concerned about the impact of tighter credit conditions on the economy and the effect that may have on future economic growth. The forecast considers global and domestic economic impacts from these factors as well as other key economic factors such as change in gross domestic product and unemployment which may impact the Company’s clients. The Company’s assumption was that economic growth will slow markedly in 2023 and 2024 and inflation will remain well above the 2% Federal Reserve target rate resulting in an adverse impact on the loan and lease portfolio over the next two years.
As a result of geopolitical risks and economic uncertainty, the Company’s future loss estimates may vary considerably from the March 31, 2023 assumptions.
Liability for Credit Losses on Unfunded Loan Commitments
The liability for credit losses inherent in unfunded loan commitments is included in Accrued Expenses and Other Liabilities on the Consolidated Statements of Financial Condition. The following table shows the changes in the liability for credit losses on unfunded loan commitments.

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Balance, beginning of period	$5,616	$4,196
Provision	1,035	728
Balance, end of period	$6,651	$4,924
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

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Direct finance leases:
Interest income on lease receivable	$3,121	$1,781

Operating leases:
Income related to lease payments	$2,503	$3,662
Depreciation expense	2,022	3,015
Income related to reimbursements from lessees for personal property tax on operating leased equipment for the three months ended March 31, 2023 and 2022 was $0.22 million and $0.20 million, respectively. Expense related to personal property tax payments on operating leased equipment for the three months ended March 31, 2023 and 2022 was $0.22 million and $0.20 million, respectively.

Note 7 — Mortgage Servicing Rights
The Company recognizes the rights to service residential mortgage loans for others as separate assets, whether the servicing rights are acquired through a separate purchase or through the sale of originated loans with servicing rights retained. The Company allocates a portion of the total proceeds of a mortgage loan to servicing rights based on the relative fair value. The unpaid principal balance of residential mortgage loans serviced for third parties was $838.24 million and $848.96 million at March 31, 2023 and December 31, 2022, respectively.
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
The following table shows changes in the carrying value of MSRs and the associated valuation allowance.

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Mortgage servicing rights:
Balance at beginning of period	$4,137	$4,671
Additions	91	335
Amortization	(221)	(381)
Carrying value before valuation allowance at end of period	4,007	4,625
Valuation allowance:
Balance at beginning of period	—	—
Impairment recoveries	—	—
Balance at end of period	$—	$—
Net carrying value of mortgage servicing rights at end of period	$4,007	$4,625
Fair value of mortgage servicing rights at end of period	$8,053	$6,363
At March 31, 2023 and 2022, the fair value of MSRs exceeded the carrying value reported in the Consolidated Statements of Financial Condition by $4.05 million and $1.74 million, respectively. This difference represents increases in the fair value of certain MSRs that could not be recorded above cost basis.
Mortgage loan contractual servicing fees, including late fees and ancillary income, were $0.66 million and $0.72 million for the three months ended March 31, 2023 and 2022, respectively. Mortgage loan contractual servicing fees are included in Mortgage Banking on the Consolidated Statements of Income.
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
The following table shows financial instruments whose contract amounts represent credit risk.

(Dollars in thousands)	March 31, 2023	December 31, 2022
Amounts of commitments:
Loan commitments to extend credit	$1,303,869	$1,234,866
Standby letters of credit	$17,782	$18,055
Commercial and similar letters of credit	$1,960	$2,368
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
The following table shows the amounts of non-hedging derivative financial instruments.

		Asset derivatives		Liability derivatives
(Dollars in thousands)	Notional or contractual amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
March 31, 2023
Interest rate swap contracts	$866,390	Other assets	$19,724	Other liabilities	$20,094
Loan commitments	3,495	Mortgages held for sale	92	N/A	—
Forward contracts - mortgage loan	4,000	N/A	—	Mortgages held for sale	16
Total	$873,885		$19,816		$20,110

December 31, 2022
Interest rate swap contracts	$881,600	Other assets	$24,838	Other liabilities	$25,307
Loan commitments	2,638	Mortgages held for sale	67	N/A	—
Forward contracts - mortgage loan	3,750	Mortgages held for sale	24	N/A	—
Total	$887,988		$24,929		$25,307

The following table shows the amounts included in the Consolidated Statements of Income for non-hedging derivative financial instruments.

		Gain (loss)
		Three Months Ended March 31,
(Dollars in thousands)	Statement of Income classification	2023	2022
Interest rate swap contracts	Other expense	$99	$237
Interest rate swap contracts	Other income	195	—
Loan commitments	Mortgage banking	25	(165)
Forward contracts - mortgage loan	Mortgage banking	(40)	211
Total		$279	$283
The following table shows the offsetting of financial assets and derivative assets.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2023
Interest rate swaps	$19,724	$—	$19,724	$—	$20,155	$(431)

December 31, 2022
Interest rate swaps	$24,838	$—	$24,838	$—	$25,295	$(457)
The following table shows the offsetting of financial liabilities and derivative liabilities.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
March 31, 2023
Interest rate swaps	$20,094	$—	$20,094	$—	$—	$20,094
Repurchase agreements	73,396	—	73,396	73,396	—	—
Total	$93,490	$—	$93,490	$73,396	$—	$20,094

December 31, 2022
Interest rate swaps	$25,307	$—	$25,307	$—	$—	$25,307
Repurchase agreements	141,432	—	141,432	141,432	—	—
Total	$166,739	$—	$166,739	$141,432	$—	$25,307
If a default in performance of any obligation of a repurchase agreement occurs, each party will set-off property held in respect of transactions against obligations owing in respect of any other transactions. At March 31, 2023 and December 31, 2022, repurchase agreements had a remaining contractual maturity of $70.71 million and $138.08 million in overnight and $2.69 million and $3.35 million in up to 30 days, respectively and were collateralized by U.S. Treasury and Federal agencies securities.
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
The Company is involved in various entities that are considered to be VIEs. The Company’s investments in VIEs are primarily related to investments promoting affordable housing, community development and renewable energy sources. Some of these tax-advantaged investments support the Company’s regulatory compliance with the Community Reinvestment Act. The Company’s investments in these entities generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. Tax credits from affordable housing investments and community development investments are recognized as a reduction of tax expense. Investments in renewable energy sources qualify for investment tax credits which are recognized as a reduction to the related investment asset. The Company recognized federal income tax credits related to its affordable housing and community development tax-advantaged investments in tax expense of $0.66 million and $0.50 million for the three months ended March 31, 2023 and 2022, respectively. The Company also recognized $17.49 million and $0.00 million of investment tax credits for the three months ended March 31, 2023 and 2022, respectively.
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
The Company’s investments in these unconsolidated VIEs are carried in Other Assets on the Consolidated Statements of Financial Condition. The Company’s unfunded capital and other commitments related to these unconsolidated VIEs are generally carried in Other Liabilities on the Consolidated Statements of Financial Condition. The Company’s maximum exposure to loss from these unconsolidated VIEs includes the investment recorded on the Company’s Consolidated Statements of Financial Condition, net of unfunded capital commitments, and previously recorded tax credits which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level. While the Company believes potential losses from these investments are remote, the maximum exposure was determined by assuming a scenario where the community-based business, housing projects and renewable energy projects completely fail and do not meet certain taxing authority compliance requirements resulting in recapture of the related tax credits.
The following table provides a summary of investments in affordable housing, community development and renewable energy VIEs that the Company has not consolidated.

(Dollars in thousands)	March 31, 2023	December 31, 2022
Investment carrying amount	$53,691	$70,887
Unfunded capital and other commitments	62,097	64,520
Maximum exposure to loss	45,302	45,020
The Company is required to consolidate VIEs in which it has concluded it has significant involvement in and the ability to direct the activities that impact the entity’s economic performance. The Company is the managing general partner of entities to which it shares interest in tax-advantaged investments with third parties. At March 31, 2023 and December 31, 2022, approximately $65.79 million and $66.26 million, respectively, of the Company’s assets and $0.00 million and $0.00 million, respectively, of its liabilities included on the Consolidated Statements of Financial Condition were related to tax-advantaged investment VIEs which the Company has consolidated, respectively. The assets of the consolidated VIEs are reported in Other Assets, the liabilities are reported in Other Liabilities and the non-controlling interest is reported in Equity on the Consolidated Statements of Financial Condition. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIE do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIE is generally limited to the carrying value of its variable interest plus any related tax credits previously recognized.
Additionally, the Company sponsors one trust, 1st Source Master Trust (Capital Trust) of which 100% of the common equity is owned by the Company. The Capital Trust was formed in 2007 for the purpose of issuing corporation-obligated mandatorily redeemable capital securities (the capital securities) to third-party investors and investing the proceeds from the sale of the capital securities solely in junior subordinated debenture securities of the Company (the subordinated notes). The subordinated notes held by the Capital Trust are the sole assets of the Capital Trust. The Capital Trust qualifies as a variable interest entity for which the Company is not the primary beneficiary and is therefore reported in the financial statements as an unconsolidated subsidiary. The junior subordinated debentures are reflected as subordinated notes on the Consolidated Statements of Financial Condition with the corresponding interest distributions reflected as Interest Expense on the Consolidated Statements of Income. The common shares issued by the Capital Trust are included in Other Assets on the Consolidated Statements of Financial Condition.

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
The following table shows subordinated notes at March 31, 2023.

(Dollars in thousands)	Amount of Subordinated Notes	Interest Rate	Maturity Date
June 2007 issuance (1)	$41,238	7.22%	6/15/2037
August 2007 issuance (2)	17,526	6.35%	9/15/2037
Total	$58,764

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
Stock options, where the exercise price was greater than the average market price of the common shares, were excluded from the computation of diluted earnings per common share because the result would have been antidilutive. There were no stock options outstanding as of March 31, 2023 and 2022. The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended March 31,
(Dollars in thousands - except per share amounts)	2023	2022
Distributed earnings allocated to common stock	$7,892	$7,672
Undistributed earnings allocated to common stock	22,977	19,516
Net earnings allocated to common stock	30,869	27,188
Net earnings allocated to participating securities	255	202
Net income allocated to common stock and participating securities	$31,124	$27,390

Weighted average shares outstanding for basic earnings per common share	24,687,087	24,743,790
Dilutive effect of stock compensation	—	—
Weighted average shares outstanding for diluted earnings per common share	24,687,087	24,743,790

Basic earnings per common share	$1.25	$1.10
Diluted earnings per common share	$1.25	$1.10

Note 12 — Stock Based Compensation
As of March 31, 2023, the Company had four active stock-based employee compensation plans, which are more fully described in Note 16 of the Consolidated Financial Statements in 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2022. These plans include three executive stock award plans, the Executive Incentive Plan (EIP), the Restricted Stock Award Plan (RSAP), the Strategic Deployment Incentive Plan (SDP); and the Employee Stock Purchase Plan (ESPP). The 2011 Stock Option Plan was approved by the shareholders on April 21, 2011 but the Company had not made any grants through March 31, 2023.

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
Total fair value of options vested and expensed was zero for the three months ended March 31, 2023 and 2022. As of March 31, 2023 and 2022 there were no outstanding stock options. There were no stock options exercised during the three months ended March 31, 2023 and 2022. All shares issued in connection with stock option exercises are issued from available treasury stock.
As of March 31, 2023, there was $12.66 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 3.72 years.
Note 13 — Accumulated Other Comprehensive Loss
The following table presents reclassifications out of accumulated other comprehensive income (loss) related to unrealized gains and losses on available-for-sale securities.

	Three Months Ended March 31,		Affected Line Item in the Statements of Income
(Dollars in thousands)	2023	2022
Realized losses included in net income	$(44)	$—	Losses on investment securities available-for-sale
	(44)	—	Income before income taxes
Tax effect	10	—	Income tax expense
Net of tax	$(34)	$—	Net income

Note 14 — Income Taxes
The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized was zero at March 31, 2023 and December 31, 2022. Interest and penalties are recognized through the income tax provision. For the three months ended March 31, 2023 and 2022, the Company recognized no interest or penalties. There were no accrued interest and penalties at March 31, 2023 and December 31, 2022.
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
The Company elected fair value accounting for mortgages held for sale and for its best-efforts forward sales commitments. The Company economically hedges its mortgages held for sale at the time the interest rate locks are issued to the customers. The Company believes the election for mortgages held for sale will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives or best-best efforts forward sales commitments. At March 31, 2023 and December 31, 2022, all mortgages held for sale were carried at fair value.
The following table shows the differences between the fair value carrying amount of mortgages held for sale measured at fair value and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity.

(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Excess of fair value carrying amount over (under) unpaid principal
March 31, 2023
Mortgages held for sale reported at fair value	$2,068	$1,944	$124	(1)

December 31, 2022
Mortgages held for sale reported at fair value	$3,914	$3,766	$148	(1)

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
The following table shows the balance of assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2023
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$548,587	$426,634	$—	$975,221
U.S. States and political subdivisions securities	—	103,554	4,321	107,875
Mortgage-backed securities — Federal agencies	—	618,612	—	618,612
Corporate debt securities	—	11,195	—	11,195
Foreign government and other securities	—	577	—	577
Total debt securities available-for-sale	548,587	1,160,572	4,321	1,713,480
Mortgages held for sale	—	2,068	—	2,068
Accrued income and other assets (interest rate swap agreements)	—	19,724	—	19,724
Total	$548,587	$1,182,364	$4,321	$1,735,272

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$20,094	$—	$20,094
Total	$—	$20,094	$—	$20,094

December 31, 2022
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$573,679	$424,919	$—	$998,598
U.S. States and political subdivisions securities	—	121,298	1,464	122,762
Mortgage-backed securities — Federal agencies	—	637,058	—	637,058
Corporate debt securities	—	16,131	—	16,131
Foreign government and other securities	—	579	—	579
Total debt securities available-for-sale	573,679	1,199,985	1,464	1,775,128
Mortgages held for sale	—	3,914	—	3,914
Accrued income and other assets (interest rate swap agreements)	—	24,838	—	24,838
Total	$573,679	$1,228,737	$1,464	$1,803,880

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$25,307	$—	$25,307
Total	$—	$25,307	$—	$25,307

The following table shows changes in Level 3 assets measured at fair value on a recurring basis for the quarter ended March 31, 2023 and 2022.

(Dollars in thousands)	U.S. States and political subdivisions securities
Beginning balance January 1, 2023	$1,464
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income (loss)	32
Purchases	3,000
Issuances	—
Sales	—
Settlements	—
Maturities	(175)
Transfers into Level 3	—
Transfers out of Level 3	—
Ending balance March 31, 2023	$4,321

Beginning balance January 1, 2022	$1,849
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income (loss)	(155)
Purchases	3,000
Issuances	—
Sales	—
Settlements	—
Maturities	(165)
Transfers into Level 3	—
Transfers out of Level 3	—
Ending balance March 31, 2022	$4,529
There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2023 or 2022.
The following table shows the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a recurring basis.

(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
March 31, 2023
Debt securities available-for sale
Direct placement municipal securities	$4,321	Discounted cash flows	Credit spread assumption	3.49% - 4.59%	3.68%

December 31, 2022
Debt securities available-for sale
Direct placement municipal securities	$1,464	Discounted cash flows	Credit spread assumption	0.22% - 4.09%	3.49%
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
For assets measured at fair value on a nonrecurring basis the following represents impairment charges (recoveries) recognized on these assets during the quarter ended March 31, 2023: collateral-dependent impaired loans - $0.00 million; mortgage servicing rights - $0.00 million; repossessions - $0.00 million; and other real estate - $0.00 million.

The following table shows the carrying value of assets measured at fair value on a non-recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2023
Collateral-dependent impaired loans	$—	$—	$213	$213
Accrued income and other assets (mortgage servicing rights)	—	—	4,007	4,007
Accrued income and other assets (repossessions)	—	—	445	445
Accrued income and other assets (other real estate)	—	—	117	117
Total	$—	$—	$4,782	$4,782

December 31, 2022
Collateral-dependent impaired loans	$—	$—	$—	$—
Accrued income and other assets (mortgage servicing rights)	—	—	4,137	4,137
Accrued income and other assets (repossessions)	—	—	327	327
Accrued income and other assets (other real estate)	—	—	104	104
Total	$—	$—	$4,568	$4,568
The following table below shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a non-recurring basis.

(Dollars in thousands)	Carrying Value	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
March 31, 2023
Collateral-dependent impaired loans	$213	$213	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	10% - 30%	27.6%

Mortgage servicing rights	4,007	8,053	Discounted cash flows	Constant prepayment rate (CPR)	7.3% - 12.7%	7.9%
				Discount rate	11.4% - 14.2%	11.5%

Repossessions	445	487	Appraisals, trade publications and auction values	Discount for lack of marketability	2% - 9%	5%

Other real estate	117	117	Appraisals	Discount for lack of marketability	0% - 0%	0%

December 31, 2022
Collateral-dependent impaired loans	$—	$—	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	0% - 0%	0.0%

Mortgage servicing rights	4,137	8,007	Discounted cash flows	Constant prepayment rate (CPR)	7.6% - 9.6%	8.2%
				Discount rate	11.4% - 14.2%	11.5%

Repossessions	327	370	Appraisals, trade publications and auction values	Discount for lack of marketability	2% - 9%	7%

Other real estate	104	104	Appraisals	Discount for lack of marketability	0% - 0%	0%
GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.

The following table shows the fair values of the Company’s financial instruments.

(Dollars in thousands)	Carrying or Contract Value	Fair Value	Level 1	Level 2	Level 3
March 31, 2023
Assets:
Cash and due from banks	$66,866	$66,866	$66,866	$—	$—
Federal funds sold and interest bearing deposits with other banks	27,171	27,171	27,171	—	—
Investment securities, available-for-sale	1,713,480	1,713,480	548,587	1,160,572	4,321
Other investments	25,293	25,293	25,293	—	—
Mortgages held for sale	2,068	2,068	—	2,068	—
Loans and leases, net of allowance for loan and lease losses	5,974,205	5,839,491	—	—	5,839,491
Mortgage servicing rights	4,007	8,053	—	—	8,053
Accrued interest receivable	24,872	24,872	—	24,872	—
Interest rate swaps	19,724	19,724	—	19,724	—
Liabilities:
Deposits	$6,801,464	$6,787,043	$5,390,359	$1,396,684	$—
Short-term borrowings	303,036	303,036	71,856	231,180	—
Long-term debt and mandatorily redeemable securities	46,714	45,471	—	45,471	—
Subordinated notes	58,764	53,297	—	53,297	—
Accrued interest payable	13,598	13,598	—	13,598	—
Interest rate swaps	20,094	20,094	—	20,094	—
Off-balance-sheet instruments *	—	99	—	99	—

December 31, 2022
Assets:
Cash and due from banks	$84,703	$84,703	$84,703	$—	$—
Federal funds sold and interest bearing deposits with other banks	38,094	38,094	38,094	—	—
Investment securities, available-for-sale	1,775,128	1,775,128	573,679	1,199,985	1,464
Other investments	25,293	25,293	25,293	—	—
Mortgages held for sale	3,914	3,914	—	3,914	—
Loans and leases, net of allowance for loan and lease losses	5,871,894	5,712,972	—	—	5,712,972
Mortgage servicing rights	4,137	8,007	—	—	8,007
Accrued interest receivable	24,747	24,747	—	24,747	—
Interest rate swaps	24,838	24,838	—	24,838	—
Liabilities:
Deposits	$6,928,265	$6,909,392	$5,787,806	$1,121,586	$—
Short-term borrowings	215,529	215,529	139,079	76,450	—
Long-term debt and mandatorily redeemable securities	46,555	45,111	—	45,111	—
Subordinated notes	58,764	51,398	—	51,398	—
Accrued interest payable	5,999	5,999	—	5,999	—
Interest rate swaps	25,307	25,307	—	25,307	—
Off-balance-sheet instruments *	—	108	—	108	—

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
ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis is presented to provide information concerning 1st Source Corporation and its subsidiaries’ (collectively referred to as “the Company”, “we”, and “our”) financial condition as of March 31, 2023, as compared to December 31, 2022, and the results of operations for the three months ended March 31, 2023 and 2022. This discussion and analysis should be read in conjunction with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2022 Annual Report.
Except for historical information contained herein, the matters discussed in this document express “forward-looking statements.” Generally, the words “believe,” “contemplate,” “seek,” “plan,” “possible,” “assume,” “hope,” “expect,” “intend,” “targeted,” “continue,” “remain,” “estimate,” “anticipate,” “project,” “will,” “should,” “indicate,” “would,” “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Those statements, including statements, projections, estimates or assumptions concerning future events or performance, and other statements that are other than statements of historical fact, are subject to material risks and uncertainties. We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. We may make other written or oral forward-looking statements from time to time. Readers are advised that various important factors could cause our actual results or circumstances for future periods to differ materially from those anticipated or projected in such forward-looking statements. Such factors include, but are not limited to, changes in law, regulations or GAAP; our competitive position within the markets we serve; increasing consolidation within the banking industry; unforeseen changes in interest rates; unforeseen changes in loan prepayment assumptions; unforeseen downturns in or major events affecting the local, regional or national economies or the industries in which we have credit concentrations; potential impacts of the COVID-19 pandemic; and other matters discussed in our filings with the SEC, including our Annual Report on Form 10-K  for 2022, which filings are available from the SEC. We undertake no obligation to publicly update or revise any forward-looking statements.
FINANCIAL CONDITION
Our total assets at March 31, 2023 were $8.33 billion, a decrease of $9.61 million or 0.12% from December 31, 2022. Total investment securities available-for-sale were $1.71 billion, a decrease of $61.65 million or 3.47% from December 31, 2022. The largest contributor to the decrease in investment securities available-for-sale was securities sales during the first quarter to support liquidity and fund loan growth. Federal funds sold and interest bearing deposits with other banks were $27.17 million, a decrease of $10.92 million or 28.67% from December 31, 2022. The decrease in federal funds sold and interest bearing deposits with other banks was due to lower interest bearing deposits at other banks which were used to fund loan growth.
Total loans and leases were $6.12 billion, an increase of $105.55 million or 1.76% from December 31, 2022. The largest contributors to the increase in loans and leases was growth in the auto and light truck and construction equipment portfolios. Our foreign loan and lease balances, all denominated in U.S. dollars were $294.76 million and $297.46 million as of March 31, 2023 and December 31, 2022, respectively. Foreign loans and leases are in aircraft financing. Loan and lease balances to borrowers in Brazil and Mexico were $131.13 million and $135.23 million as of March 31, 2023, respectively, compared to $129.98 million and $136.68 million as of December 31, 2022, respectively. As of March 31, 2023 and December 31, 2022 there was not a significant concentration in any other country.
Equipment owned under operating leases was $30.08 million, a decrease of $1.62 million, or 5.10% compared to December 31, 2022. The largest contributor to the decrease in equipment owned under operating leases was reduced leasing volume primarily due to a change in customer preferences and competitive pricing pressure for new business.
Total deposits were $6.80 billion, a decrease of $126.80 million or 1.83% from the end of 2022. Balances were modestly lower primarily due to expected first quarter seasonal outflows which aligned with movements experienced in pre-pandemic years, greater utilization of excess funds by our business customers, drawdown of stimulus monies in consumer accounts, and a heightened rate sensitivity in our entire customer base given the overall level of market yields. Rate competition for deposits increased during the quarter from various areas including traditional bank and credit union competitors, money market funds, bond markets, and other non-bank alternatives.

Our deposits are well-diversified with a stable profile which is largely representative of the local communities we serve in Northern Indiana and Southwestern Michigan. Our specialty finance niche, which operates among diverse industries nationally, only accounted for 3.46% of total deposits at March 31, 2023. For the full bank, we had approximately 225,500 total accounts with an average balance of $30,150. Uninsured deposits net of public fund deposits represented 29.14% of total deposits at March 31, 2023 compared to 30.07% at December 31, 2022. Uninsured deposits as a percentage of total deposits, including public funds, was 45.95% at March 31, 2023, compared to 47.67% at December 31, 2022.
Short-term borrowings were $303.04 million, an increase of $87.51 million or 40.60% from December 31, 2022 due primarily to increased short-term FHLB borrowings largely to support strong loan growth. Long-term debt and mandatorily redeemable securities were $46.71 million, an increase of $0.16 million or 0.34% from December 31, 2022 due primarily to an increase in mandatorily redeemable securities. Accrued expenses and other liabilities were $151.38 million, a decrease of $15.16 million or 9.10% from December 31, 2022 primarily due to annual incentive related payments to employees and the fair value of interest rate swap contracts with customers.
The following table shows accrued income and other assets.

(Dollars in thousands)	March 31, 2023	December 31, 2022
Accrued income and other assets:
Bank owned life insurance cash surrender value	$83,016	$83,046
Operating lease right of use assets	22,633	20,916
Accrued interest receivable	24,872	24,747
Mortgage servicing rights	4,007	4,137
Other real estate	117	104
Repossessions	445	327
Partnership investments carrying amount	119,485	137,149
All other assets	108,127	109,584
Total accrued income and other assets	$362,702	$380,010
The largest contributor to the decrease in accrued income and other assets from December 31, 2022 was lower partnership investments carrying amounts due to tax equity credit reductions on renewable energy tax equity investments during the period.
CAPITAL
As of March 31, 2023, total shareholders’ equity was $909.16 million, up $45.09 million, or 5.22% from the $864.07 million at December 31, 2022. In addition to net income of $31.12 million, other significant changes in shareholders’ equity during the first three months of 2023 included $7.92 million of dividends paid and $0.77 million in common stock repurchased. The accumulated other comprehensive loss component of shareholders’ equity decreased to $127.47 million at March 31, 2023, compared to $147.69 million at December 31, 2022 due to changes in market conditions on our available-for-sale investment portfolio. Our shareholders’ equity-to-assets ratio was 10.91% as of March 31, 2023, compared to 10.36% at December 31, 2022. Book value per common share increased to $36.81 at March 31, 2023, from $35.04 at December 31, 2022 primarily due to a decrease in accumulated other comprehensive losses.
We declared and paid cash dividends per common share of $0.32 during the first quarter of 2023. The trailing four quarters dividend payout ratio, representing cash dividends per common share divided by diluted earnings per common share, was 25.40%. The dividend payout is continually reviewed by management and the Board of Directors subject to the Company’s capital and dividend policy.
The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations.

The actual capital amounts and ratios of 1st Source Corporation and 1st Source Bank as of March 31, 2023 remained at their historically strong and conservative levels and are presented in the table below.

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$1,162,713	16.41%	$566,710	8.00%	$743,807	10.50%	$708,387	10.00%
1st Source Bank	1,080,913	15.26	566,491	8.00	743,520	10.50	708,114	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	1,073,416	15.15	425,032	6.00	602,129	8.50	566,710	8.00
1st Source Bank	991,650	14.00	424,869	6.00	601,897	8.50	566,491	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	957,131	13.51	318,774	4.50	495,871	7.00	460,452	6.50
1st Source Bank	932,365	13.17	318,651	4.50	495,680	7.00	460,274	6.50
Tier 1 Capital (to Average Assets):
1st Source Corporation	1,073,416	12.72	337,626	4.00	N/A	N/A	422,033	5.00
1st Source Bank	991,650	11.75	337,501	4.00	N/A	N/A	421,876	5.00
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
We maintain prudent strategies to support a strong liquidity position. The following table represents our expanded sources of liquidity as of March 31, 2023.

(Dollars in thousands)	Total Available	Utilized	Net Available
Internal Sources
Free securities	$1,713,480	$284,671	$1,428,809
External Sources
FHLB advances(1)	631,811	245,896	385,915
FRB borrowings(2)	401,312	—	401,312
Fed funds purchased(3)	245,000	—	245,000
Brokered deposits(4)	833,491	468,956	364,535
Listing services deposits(4)	416,745	24,197	392,548
Total liquidity	$4,241,839	$1,023,720	$3,218,119
% of Total deposits net brokered and listing services certificates of deposit			51.01%
(1) Availability contingent on the FHLB activity-based stock ownership requirement
(2) Includes access to discount window and Bank Term Funding Program
(3) Availability contingent on correspondent bank approvals at time of borrowing
(4) Availability contingent on internal borrowing guidelines
External sources as listed in the table above are managed to approved guidelines by our Board of Directors. FHLB and FRB capacities were secured borrowings backed by pledged collateral primarily from our loan and lease portfolios. Total net available liquidity was $3.22 billion at March 31, 2023, which accounted for 51.01% of total deposits net of brokered and listing services certificates of deposit.
Our loan to asset ratio was 73.43% at March 31, 2023 compared to 72.08% at December 31, 2022 and 67.32% at March 31, 2022. Cash and cash equivalents totaled $94.04 million at March 31, 2023 compared to $122.80 million at December 31, 2022 and $416.89 million at March 31, 2022. The decrease in cash and cash equivalents was primarily due to funding loan growth. At March 31, 2023, the Consolidated Statements of Financial Condition was rate sensitive by $359.30 million more liabilities than assets scheduled to reprice within one year, or approximately 0.90%. Management believes that the present funding sources provide adequate liquidity to meet our cash flow needs.

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
RESULTS OF OPERATIONS
Net income available to common shareholders for the three month period ended March 31, 2023 was $31.12 million compared to $27.39 million for the same period in 2022. Diluted net income per common share was $1.25 for the three month period ended March 31, 2023, compared to $1.10 earned for the same period in 2022. Return on average common shareholders’ equity was 14.18% for the three months ended March 31, 2023, compared to 12.20% in 2022. The return on total average assets was 1.52% for the three months ended March 31, 2023, compared to 1.39% in 2022.
Net income increased for the three months ended March 31, 2023 compared to the first three months of 2022. Net interest income and noninterest income increased offset by increases to the provision for credit losses and noninterest expense. Details of the changes in the various components of net income are discussed further below.

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
DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL

				Three Months Ended
	March 31, 2023			December 31, 2022			March 31, 2022
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
ASSETS
Investment securities available-for-sale:
Taxable	$1,711,177	$6,648	1.58%	$1,742,567	$6,970	1.59%	$1,857,557	$6,344	1.39%
Tax exempt(1)	57,444	605	4.27%	52,633	525	3.96%	29,498	165	2.27%
Mortgages held for sale	2,410	32	5.38%	2,834	40	5.60%	8,791	67	3.09%
Loans and leases, net of unearned discount(1)	6,036,203	86,760	5.83%	5,840,593	79,313	5.39%	5,324,344	55,218	4.21%
Other investments	57,361	637	4.50%	69,142	627	3.60%	400,058	363	0.37%
Total earning assets(1)	7,864,595	94,682	4.88%	7,707,769	87,475	4.50%	7,620,248	62,157	3.31%
Cash and due from banks	71,921			76,843			77,063
Allowance for loan and lease losses	(141,054)			(137,350)			(128,647)
Other assets	527,969			523,833			440,074
Total assets	$8,323,431			$8,171,095			$8,008,738

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$4,988,093	$21,263	1.73%	$4,718,303	$12,746	1.07%	$4,587,242	$2,376	0.21%
Short-term borrowings:
Securities sold under agreements to repurchase	134,501	40	0.12%	137,248	18	0.05%	192,108	23	0.05%
Other short-term borrowings	118,760	1,353	4.62%	125,078	1,052	3.34%	5,372	1	0.08%
Subordinated notes	58,764	1,020	7.04%	58,764	972	6.56%	58,764	823	5.68%
Long-term debt and mandatorily redeemable securities	45,380	1,215	10.86%	47,053	1,017	8.58%	69,967	(792)	(4.59)%
Total interest-bearing liabilities	5,345,498	24,891	1.89%	5,086,446	15,805	1.23%	4,913,453	2,431	0.20%
Noninterest-bearing deposits	1,880,913			2,040,162			2,029,627
Other liabilities	147,141			137,874			101,502
Shareholders’ equity	890,294			846,449			910,793
Noncontrolling interests	59,585			60,164			53,363
Total liabilities and equity	$8,323,431			$8,171,095			$8,008,738
Less: Fully tax-equivalent adjustments		(226)			(215)			(108)
Net interest income/margin (GAAP-derived)(1)		$69,565	3.59%		$71,455	3.68%		$59,618	3.17%
Fully tax-equivalent adjustments		226			215			108
Net interest income/margin - FTE(1)		$69,791	3.60%		$71,670	3.69%		$59,726	3.18%

(1) See “Reconciliation of Non-GAAP Financial Measures” at the end of this section for additional information on this performance measure/ratio.
Quarter Ended March 31, 2023 compared to the Quarter Ended March 31, 2022
The taxable-equivalent net interest income for the three months ended March 31, 2023 was $69.79 million, an increase of 16.85% over the same period in 2022. The net interest margin on a fully taxable-equivalent basis was 3.60% for the three months ended March 31, 2023, compared to 3.18% for the three months ended March 31, 2022.
During the three month period ended March 31, 2023, average earning assets increased $244.35 million, up 3.21% over the comparable period in 2022. Average interest-bearing liabilities increased $432.05 million or 8.79%. The yield on average earning assets increased 157 basis points to 4.88% from 3.31% primarily due to higher rates on loans and leases, investment securities and other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank (FHLB) stock and commercial paper. Total cost of average interest-bearing liabilities increased 169 basis points to 1.89% from 0.20% as a result of higher rates on interest-bearing deposits, short-term FHLB borrowings and mandatorily redeemable securities. The result to the net interest margin, or the ratio of net interest income to average earning assets, was an increase of 42 basis points.

The largest contributors to the improved yield on average earning assets for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was an increase in yields on net loans and leases and taxable investment securities. The yield on net loans and leases grew 162 basis points primarily from rising interest rates. Average net loans and leases increased $711.86 million or 13.37% primarily in the auto and light truck, construction equipment, and aircraft portfolios. Average investment securities decreased $118.43 million or 6.28% which was the result of elevated fair value unrealized losses and securities sales in the first quarter of 2023 to fund loan growth. Average other investments, primarily held at the Federal Reserve Bank, decreased $342.70 million or 85.66% largely to fund loan growth.
Average interest-bearing deposits increased $400.85 million or 8.74% for the first quarter of 2023 over the same period in 2022 primarily due to public fund deposits, time deposits and brokered deposits. The effective rate paid on average interest-bearing deposits increased 152 basis points to 1.73% from 0.21% in line with the general rising rate environment. Average noninterest-bearing deposits declined $148.71 million or 7.33% for the first quarter of 2023 over the same period in 2022 primarily due to greater utilization of excess funds by our business customers, and a heightened rate sensitivity in our customer base given the overall level of market yields.
Average short-term borrowings increased $55.78 million or 28.25% for the first quarter of 2023 compared to the same period in 2022 primarily to support loan growth and liquidity during the quarter. Interest paid on short-term borrowings increased 213 basis points due to higher short-term FHLB borrowings. Interest paid on subordinated notes increased 136 basis points during the first quarter of 2023 from the same period a year ago due to a variable rate increase on one tranche. Average long-term debt and mandatorily redeemable securities balances decreased $24.59 million or 35.14%. Interest paid on long-term debt and mandatorily redeemable securities increased 1,545 basis points during the first quarter of 2023 from the same period in 2022 primarily due to higher rates on mandatorily redeemable securities from an increase in book value per share during the quarter. Mandatorily redeemable shares are issued under the terms of one of our executive incentive compensation plans and are settled based on book value per share with changes from the previous reporting date recorded as interest expense.

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

		Three Months Ended
		March 31,	December 31,	March 31,
(Dollars in thousands)		2023	2022	2022
Calculation of Net Interest Margin
(A)	Interest income (GAAP)	$94,456	$87,260	$62,049
	Fully tax-equivalent adjustments:
(B)	- Loans and leases	103	109	77
(C)	- Tax-exempt investment securities	123	106	31
(D)	Interest income - FTE (A+B+C)	94,682	87,475	62,157
(E)	Interest expense (GAAP)	24,891	15,805	2,431
(F)	Net interest income (GAAP) (A–E)	69,565	71,455	59,618
(G)	Net interest income - FTE (D–E)	69,791	71,670	59,726
(H)	Annualization factor	4.056	3.967	4.056
(I)	Total earning assets	$7,864,595	$7,707,769	$7,620,248
	Net interest margin (GAAP-derived) (F*H)/I	3.59%	3.68%	3.17%
	Net interest margin - FTE (G*H)/I	3.60%	3.69%	3.18%

PROVISION AND ALLOWANCE FOR CREDIT LOSSES
The provision for credit losses for the three months ended March 31, 2023 was $3.05 million compared to $2.23 million during the three months ended March 31, 2022. Net recoveries of $0.19 million or 0.01% of average loans and leases were recorded for the first quarter 2023, compared to net recoveries of $0.23 million or 0.02% of average loans and leases for the same quarter a year ago. Net recoveries in 2023 were principally in the aircraft, auto and light truck, and residential real estate and home equity portfolios.
The provision for credit losses for the three months ended March 31, 2023 was principally driven by loan growth during the quarter along with an upward revision to the forecast adjustment as broader market liquidity concerns and tightening credit conditions have added uncertainty and increased downside risks in the forecast period. Ongoing risks include a weakened domestic GDP outlook, persistent inflation, higher interest rates, and geopolitical uncertainty. We remain concerned about the potential risks in our small business portfolio as liquidity provided by government programs afforded to our lending clients dissipates and economic growth slows. Impairment reserves for assets individually evaluated increased slightly this quarter, but continue to be a small component of our overall allowance.
We continue to evaluate risks which may impact our loan portfolios. Most notably, the weakened economic outlook and increased uncertainty characterized by persistent inflation, ongoing hostilities in Ukraine, and the Federal Reserve’s challenge of taming inflation while maintaining overall stability and liquidity in the financial sector. The direct impacts of the pandemic and related economic disruptions which previously dominated our risk analysis, have lessened, however, economic disruption remains a concern, particularly the availability of raw materials, components, and price volatility across the supply chain. We remain concerned that geopolitical events and persistently high inflation with weakened growth prospects raises the potential for adverse impacts in the domestic and global economies. Increasing interest rates could impact valuations of assets which collateralize our loans and the persistently inverted yield curve may lead to tightening credit market conditions. Weakened growth projections in the U.S. and abroad along with the potential for raw material shortages and prolonged trade disruption caused by the war in Ukraine increases overall uncertainty. Congressional spending initiatives face multiple challenges and uncompromising partisanship. Political discord continues in Latin America, with governments facing increased pressures from social tensions, continued high unemployment, and elevated inflation. Corruption scandals persist, fueling U.S. border concerns. Globally, concerns continue to be heightened due to the ongoing threat of terrorism.
Another area of concern continues to be our aircraft portfolio where we have a collateral concentration and $295 million of foreign exposure, the majority of which is in Mexico and Brazil. We review political and economic data for these countries on a regular basis to assess the impact the environment may have on our customers. Historically, we have experienced volatile and unanticipated losses in both the foreign and domestic segments of our aircraft portfolios. Losses have been primarily attributable to unexpected declines in the value of specific aircraft collateral at a time when the borrower is experiencing financial difficulties. We review and assess aircraft values on an ongoing basis and use a tiered approach to establish advance rates and amortization schedules to limit collateral exposure. We continue to monitor individual customer performance and assess risks in the overall portfolio.
On March 31, 2023, 30 day and over loan and lease delinquency as a percentage of loan and lease balances was 0.06%, compared to 0.19% on March 31, 2022. The allowance for loan and lease losses as a percentage of loans and leases outstanding at the end of the period was 2.33% compared to 2.41% one year ago. A summary of loan and lease loss experience during the three months ended March 31, 2023 and 2022 is located in Note 5 of the Consolidated Financial Statements.

NONPERFORMING ASSETS
The following table shows nonperforming assets.

(Dollars in thousands)	March 31, 2023	December 31, 2022	March 31, 2022
Loans and leases past due 90 days or more	$24	$54	$274
Nonaccrual loans and leases	18,062	26,420	35,435
Other real estate	117	104	—
Repossessions	445	327	73
Equipment owned under operating leases	—	22	343
Total nonperforming assets	$18,648	$26,927	$36,125
Nonperforming assets as a percentage of loans and leases were 0.30% at March 31, 2023, 0.45% at December 31, 2022, and 0.66% at March 31, 2022. Nonperforming assets totaled $18.65 million at March 31, 2023, a decrease of 30.75% from the $26.93 million reported at December 31, 2022, and a 48.38% decrease from the $36.13 million reported at March 31, 2022. The decrease in nonperforming assets during the first three months of 2023 was related to lower nonaccrual loans and leases. The decrease in nonperforming assets at March 31, 2023 from March 31, 2022 was related to a decrease in nonaccrual loans and leases and decreased equipment owned under operating leases.
The decrease in nonaccrual loans and leases at March 31, 2023 from December 31, 2022 and March 31, 2022 occurred primarily due to multiple pay-downs in the construction equipment portfolio along with balance reduction from fleet sales and scheduled payments in the auto and light truck portfolio and a pay-off in the residential mortgage portfolio. A summary of nonaccrual loans and leases and past due aging for the period ended March 31, 2023 and December 31, 2022 is located in Note 4 of the Consolidated Financial Statements.
Other real estate is the result of foreclosing on real estate in the local market for which we have a current appraisal and are well secured. We currently have one property held in other real estate assets.
Repossessions consisted of a few loans in the consumer portfolio and the auto and light truck portfolio at March 31, 2023. At the time of repossession, the recorded amount of the loan or lease is written down to the fair value of the equipment or vehicle by a charge to the allowance for loan and lease losses or other income, if a positive adjustment, unless the equipment is in the process of immediate sale. Any subsequent fair value write-downs or write-ups, to the extent of previous write-downs, are included in noninterest expense. The increase in repossession balances at March 31, 2023 compared to March 31, 2022 was primarily the result of repossession activity in the auto and light truck portfolio.
The following table shows a summary of other real estate and repossessions.

(Dollars in thousands)	March 31, 2023	December 31, 2022	March 31, 2022
Commercial and agricultural	$—	$—	$—
Solar	—	—	—
Auto and light truck	367	311	26
Medium and heavy duty truck	—	—	—
Aircraft	—	—	—
Construction equipment	—	—	47
Commercial real estate	—	—	—
Residential real estate and home equity	117	104	—
Consumer	78	16	—
Total	$562	$431	$73
For financial statement purposes, nonaccrual loans and leases are included in loan and lease outstandings, whereas repossessions and other real estate are included in other assets.

NONINTEREST INCOME
The following table shows the details of noninterest income.

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022	$ Change	% Change
Noninterest income:
Trust and wealth advisory	$5,679	$5,914	(235)	(3.97)%
Service charges on deposit accounts	3,003	2,792	211	7.56%
Debit card	4,507	4,194	313	7.46%
Mortgage banking	802	1,377	(575)	(41.76)%
Insurance commissions	2,029	1,905	124	6.51%
Equipment rental	2,503	3,662	(1,159)	(31.65)%
Losses on investment securities available-for-sale	(44)	—	(44)	NM
Other	4,844	3,301	1,543	46.74%
Total noninterest income	$23,323	$23,145	178	0.77%
NM = Not Meaningful
Trust and wealth advisory fees (which include investment management fees, estate administration fees, mutual fund fees, annuity fees, and fiduciary fees) decreased during the three months ended March 31, 2023 compared with the same period a year ago. Trust and wealth advisory fees are largely based on the number and size of client relationships and the market value of assets under management. The market value of trust assets under management at March 31, 2023, December 31, 2022, and March 31, 2022 was $4.91 billion, $4.84 billion, and $5.09 billion, respectively. The stock and bond market made steady trends upward during the first three months of 2023 and resulted in an increase in the market value of trust assets under management compared to December 31, 2022, however revenue decreased due to the loss of two large employee benefit accounts as our clients were acquired and the acquiring companies merged the plan management into their current plans.
Service charges on deposit accounts increased for the three months ended March 31, 2023 over the comparable period in 2022. The increase primarily reflects a higher volume of consumer nonsufficient fund transactions.
Debit card income increased during the first three months ended March 31, 2023 compared to the same period a year ago due to an increased volume of debit card transactions.
Mortgage banking income decreased in the three months ended March 31, 2023 as compared to the same period in 2022. The reduction is mainly from lower mortgage origination volumes resulting in lower income from loans sold in the secondary market. Demand for mortgages has continued to decline as higher rates have negatively impacted refinancing volumes, affordability and market activity.
Insurance commissions grew during the three months ended March 31, 2023 compared to the same period a year ago. The increase during 2023 was mainly due to increased contingent commissions received.
Equipment rental income decreased for the three months ended March 31, 2023 over the comparable period in 2022. The decline was the result of a reduction in the construction equipment and medium and heavy duty truck portfolios resulting in the average equipment rental portfolio decreasing by 32.3% over the same period a year ago due to changing customer preferences and competitive pricing pressures for new business.
Losses on available-for-sale investment securities sold during the three months ended March 31, 2023 were immaterial. The sales proceeds were used to support liquidity and fund loan growth during the quarter.
Other income increased for the quarter compared to the comparable period in 2022. The increase is primarily due to partnership investment gains on sale of renewable energy tax equity investments of $1.11 million, increased customer interest rate swap fees, and higher bank owned life insurance policy income.

NONINTEREST EXPENSE
The following table shows the details of noninterest expense.

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$28,597	$25,467	3,130	12.29%
Net occupancy	2,622	2,811	(189)	(6.72)%
Furniture and equipment	1,307	1,295	12	0.93%
Data processing	6,157	5,208	949	18.22%
Depreciation – leased equipment	2,022	3,015	(993)	(32.94)%
Professional fees	682	1,608	(926)	(57.59)%
FDIC and other insurance	1,360	850	510	60.00%
Business development and marketing	1,972	1,268	704	55.52%
Other	4,702	3,814	888	23.28%
Total noninterest expense	$49,421	$45,336	4,085	9.01%
Salaries and employee benefits increased during the three months ended March 31, 2023 compared to the same period in 2022. Higher base salaries were a result of normal merit increases, wage inflation as well as a higher headcount. Group insurance claims were elevated.
Net occupancy expense decreased during the three months ended March 31, 2023 compared to the same period in 2022. The quarterly decrease was primarily due to higher snow removal costs due to seasonal weather conditions in the first quarter of 2022.
Furniture and equipment expense, including depreciation, was flat during the three months ended March 31, 2023 compared to the same period a year ago.
Data processing expense grew during the first quarter of 2023 compared to the same period a year ago due primarily to higher computer processing charges and software maintenance expense on technology projects.
Depreciation on leased equipment decreased for the three months ended March 31, 2023 compared to the same period in 2022. Depreciation on leased equipment correlates with the decrease in equipment rental income.
Professional fees were lower during the first quarter of 2023 compared to the same period a year ago. The decline was mostly due to a $1.08 million reversal of accrued legal fees offset by increased board of directors fees.
FDIC and other insurance was higher during the three months ended March 31, 2023 compared to the same period in 2022. The increase was mainly due to higher FDIC insurance premiums due to a two basis-point increase in assessment rates during the first quarter 2023.
Business development and marketing expense was higher during the first quarter of 2023 compared to the same period a year ago. The increase was due to marketing promotions during the first quarter of 2023 as well as increased business meals, entertainment, and travel opportunities compared to the same period a year ago due to lingering COVID-19 restrictions in the first quarter of 2022.
Other expenses were higher during the three months ended March 31, 2023 compared to the same period in 2022. The increase was primarily the result of a rise in the loan loss provision for unfunded loan commitments, an increase in the interest rate swap valuation provision, increased postage costs, and travel for employee training.
INCOME TAXES
The provision for income taxes for the three month period ended March 31, 2023 was $9.29 million compared to $7.79 million for the same period in 2022. The effective tax rate was 22.98% and 22.14% for the quarter ended March 31, 2023 and 2022, respectively. The increase in the quarterly effective tax rate was due to higher permanent book and tax differences in relationship to pretax income in 2023 compared to 2022.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risks faced by 1st Source since December 31, 2022. For information regarding our market risk, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2022.
ITEM 4.
CONTROLS AND PROCEDURES
As of the end of the period covered by this report an evaluation was carried out, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2023, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the first fiscal quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION
ITEM 1.        Legal Proceedings.
1st Source and its subsidiaries are involved in various legal proceedings that are inherent risks of, or incidental to, the conduct of our businesses. Management does not expect the outcome of any such proceedings will have a material adverse effect on our consolidated financial position or results of operations.
ITEM 1A.    Risk Factors.
The Company is attentive to various risks and continuously evaluates the potential impact of such risks. Except as set forth below, where an already disclosed risk factor has been updated for the current period, there have been no material updates or changes in risks faced by 1st Source since December 31, 2022. For information regarding our risk factors, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2022.
We could experience an unexpected inability to obtain needed liquidity which could adversely affect our business, profitability, and viability as a going concern— Liquidity measures the ability to meet current and future cash flow needs as they become due. The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of interest rate market opportunities and is essential to a financial institution’s business. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets, and its access to alternative sources of funds. The bank failures in March 2023 exemplify the potential serious results of the unexpected inability of insured depository institutions to obtain needed liquidity to satisfy deposit withdrawal requests, including how quickly such requests can accelerate once uninsured depositors lose confidence in an institutions ability to satisfy its obligations to depositors. We seek to ensure our funding needs are met by maintaining a level of liquidity through asset and liability management. If we become unable to obtain funds when needed, it could have a material adverse effect on our business, financial condition, and results of operations. Additionally, under Indiana law governing the collateralization of public fund deposits, the Indiana Board for Depositories determines which financial institutions are required to pledge collateral based on the strength of their financial ratings. We have been informed that no collateral is required for our public fund deposits. However, the Board of Depositories could alter this requirement in the future, which could adversely affect our liquidity depending on the amount of collateral we may be required to pledge.

ITEM 2.        Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs
January 01 - 31, 2023	—	$—	—	1,576,265
February 01 - 28, 2023	—	—	—	1,576,265
March 01 - 31, 2023	16,359	46.79	16,359	1,559,906

* 1st Source maintains a stock repurchase plan that was authorized by the Board of Directors on July 22, 2021. Under the terms of the plan, 1st Source may repurchase up to 2,000,000 shares of its common stock from time to time to mitigate the potential dilutive effects of stock-based incentive plans and other potential uses of common stock for corporate purposes. Since the inception of the plan, 1st Source has repurchased a total of 440,094 shares.
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

1st Source Corporation

DATE	April 20, 2023	/s/ CHRISTOPHER J. MURPHY III
Christopher J. Murphy III Chairman of the Board, President and CEO

DATE	April 20, 2023	/s/ BRETT A. BAUER
Brett A. Bauer Treasurer and Chief Financial Officer Principal Accounting Officer