Form 10-Q
period 2023-06-30
1ST SOURCE CORP
filed 2023-07-20
CIK 34782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Number of shares of common stock outstanding as of July 14, 2023 — 24,687,881 shares

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited - Dollars in thousands)

	June 30, 2023	December 31, 2022
ASSETS
Cash and due from banks	$86,742	$84,703
Federal funds sold and interest bearing deposits with other banks	25,933	38,094
Investment securities available-for-sale	1,661,405	1,775,128
Other investments	25,320	25,293
Mortgages held for sale	2,321	3,914
Loans and leases, net of unearned discount:
Commercial and agricultural	797,188	812,031
Solar	376,905	381,163
Auto and light truck	901,054	808,117
Medium and heavy duty truck	319,634	313,862
Aircraft	1,060,340	1,077,722
Construction equipment	1,012,969	938,503
Commercial real estate	985,323	943,745
Residential real estate and home equity	617,495	584,737
Consumer	144,435	151,282
Total loans and leases	6,215,343	6,011,162
Allowance for loan and lease losses	(143,542)	(139,268)
Net loans and leases	6,071,801	5,871,894
Equipment owned under operating leases, net	26,582	31,700
Net premises and equipment	44,089	44,773
Goodwill and intangible assets	83,897	83,907
Accrued income and other assets	386,728	380,010
Total assets	$8,414,818	$8,339,416
LIABILITIES
Deposits:
Noninterest-bearing demand	$1,721,947	$1,998,151
Interest-bearing deposits:
Interest-bearing demand	2,528,231	2,591,464
Savings	1,163,166	1,198,191
Time	1,563,174	1,140,459
Total interest-bearing deposits	5,254,571	4,930,114
Total deposits	6,976,518	6,928,265
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	69,308	141,432
Other short-term borrowings	118,377	74,097
Total short-term borrowings	187,685	215,529
Long-term debt and mandatorily redeemable securities	46,649	46,555
Subordinated notes	58,764	58,764
Accrued expenses and other liabilities	165,115	166,537
Total liabilities	7,434,731	7,415,650
SHAREHOLDERS’ EQUITY
Preferred stock; no par value
Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock; no par value
Authorized 40,000,000 shares; issued 28,205,674 at June 30, 2023 and December 31, 2022	436,538	436,538
Retained earnings	744,442	694,862
Cost of common stock in treasury (3,523,113 shares at June 30, 2023 and 3,543,388 shares at December 31, 2022)	(120,410)	(119,642)
Accumulated other comprehensive loss	(139,550)	(147,690)
Total shareholders’ equity	921,020	864,068
Noncontrolling interests	59,067	$59,698
Total equity	980,087	923,766
Total liabilities and equity	$8,414,818	$8,339,416
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest income:
Loans and leases	$93,300	$60,415	$179,989	$115,623
Investment securities, taxable	5,946	6,289	12,594	12,633
Investment securities, tax-exempt	330	157	812	291
Other	978	1,168	1,615	1,531
Total interest income	100,554	68,029	195,010	130,078
Interest expense:
Deposits	28,870	3,553	50,133	5,929
Short-term borrowings	1,625	23	3,018	47
Subordinated notes	1,028	851	2,048	1,674
Long-term debt and mandatorily redeemable securities	515	140	1,730	(652)
Total interest expense	32,038	4,567	56,929	6,998
Net interest income	68,516	63,462	138,081	123,080
Provision for credit losses	47	2,503	3,096	4,736
Net interest income after provision for credit losses	68,469	60,959	134,985	118,344
Noninterest income:
Trust and wealth advisory	6,467	6,087	12,146	12,001
Service charges on deposit accounts	3,118	2,942	6,121	5,734
Debit card	4,701	4,561	9,208	8,755
Mortgage banking	926	1,062	1,728	2,439
Insurance commissions	1,641	1,568	3,670	3,473
Equipment rental	2,326	3,295	4,829	6,957
Losses on investment securities available-for-sale	—	—	(44)	—
Other	3,590	3,315	8,434	6,616
Total noninterest income	22,769	22,830	46,092	45,975
Noninterest expense:
Salaries and employee benefits	28,236	25,562	56,833	51,029
Net occupancy	2,676	2,524	5,298	5,335
Furniture and equipment	1,414	1,384	2,721	2,679
Data processing	6,268	5,402	12,425	10,610
Depreciation – leased equipment	1,876	2,664	3,898	5,679
Professional fees	1,704	2,094	2,386	3,702
FDIC and other insurance	1,344	893	2,704	1,743
Business development and marketing	1,649	1,669	3,621	2,937
Other	3,998	3,463	8,700	7,277
Total noninterest expense	49,165	45,655	98,586	90,991
Income before income taxes	42,073	38,134	82,491	73,328
Income tax expense	9,626	8,804	18,913	16,597
Net income	32,447	29,330	63,578	56,731
Net (income) loss attributable to noncontrolling interests	(12)	(16)	(19)	(27)
Net income available to common shareholders	$32,435	$29,314	$63,559	$56,704
Per common share:
Basic net income per common share	$1.30	$1.18	$2.55	$2.28
Diluted net income per common share	$1.30	$1.18	$2.55	$2.28
Cash dividends	$0.32	$0.31	$0.64	$0.62
Basic weighted average common shares outstanding	24,686,435	24,691,747	24,686,760	24,717,625
Diluted weighted average common shares outstanding	24,686,435	24,691,747	24,686,760	24,717,625
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited - Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$32,447	$29,330	$63,578	$56,731
Other comprehensive income (loss):
Unrealized (depreciation) appreciation of available-for-sale securities	(15,813)	(34,692)	10,663	(127,786)
Reclassification adjustment for realized losses included in net income	—	—	44	—
Income tax effect	3,728	8,218	(2,567)	30,636
Other comprehensive (loss) income, net of tax	(12,085)	(26,474)	8,140	(97,150)
Comprehensive income (loss)	20,362	2,856	$71,718	$(40,419)
Comprehensive (income) loss attributable to noncontrolling interests	(12)	(16)	(19)	(27)
Comprehensive income (loss) available to common shareholders	$20,350	$2,840	$71,699	$(40,446)
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - Dollars in thousands, except per share amounts)

	Three Months Ended
	Preferred Stock	Common Stock	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss), Net	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at April 1, 2022	$—	$436,538	$624,503	$(115,654)	$(80,537)	$864,850	$54,620	$919,470
Net income	—	—	29,314	—	—	29,314	16	29,330
Other comprehensive loss	—	—	—	—	(26,474)	(26,474)	—	(26,474)
Issuance of 22,272 common shares under stock based compensation awards	—	—	474	439	—	913	—	913
Cost of 104,400 shares of common stock acquired for treasury	—	—	—	(4,661)	—	(4,661)	—	(4,661)
Common stock dividend ($0.31 per share)	—	—	(7,691)	—	—	(7,691)	—	(7,691)
Distributions to noncontrolling interests	—	—	—	—	—	—	(220)	(220)
Balance at June 30, 2022	$—	$436,538	$646,600	$(119,876)	$(107,011)	$856,251	$54,416	$910,667

Balance at April 1, 2023	$—	$436,538	$719,495	$(119,409)	$(127,465)	$909,159	$59,285	$968,444
Net income	—	—	32,435	—	—	32,435	12	32,447
Other comprehensive loss	—	—	—	—	(12,085)	(12,085)	—	(12,085)
Issuance of 20,285 common shares under stock based compensation awards	—	—	448	410	—	858	—	858
Cost of 33,276 shares of common stock acquired for treasury	—	—	—	(1,411)	—	(1,411)	—	(1,411)
Common stock dividend ($0.32 per share)	—	—	(7,936)	—	—	(7,936)	—	(7,936)
Distributions to noncontrolling interests	—	—	—	—	—	—	(230)	(230)
Balance at June 30, 2023	$—	$436,538	$744,442	$(120,410)	$(139,550)	$921,020	$59,067	$980,087

	Six Months Ended
	Preferred Stock	Common Stock	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss), Net	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2022	$—	$436,538	$603,787	$(114,209)	$(9,861)	$916,255	$53,209	$969,464
Net income	—	—	56,704	—	—	56,704	27	56,731
Other comprehensive loss	—	—	—	—	(97,150)	(97,150)	—	(97,150)
Issuance of 60,714 common shares under stock based compensation awards	—	—	1,498	1,169	—	2,667	—	2,667
Cost of 149,819 shares of common stock acquired for treasury	—	—	—	(6,836)	—	(6,836)	—	(6,836)
Common stock dividend ($0.62 per share)	—	—	(15,389)	—	—	(15,389)	—	(15,389)
Contributions from noncontrolling interests	—	—	—	—	—	—	1,627	1,627
Distributions to noncontrolling interests	—	—	—	—	—	—	(447)	(447)
Balance at June 30, 2022	$—	$436,538	$646,600	$(119,876)	$(107,011)	$856,251	$54,416	910,667

Balance at January 1, 2023	$—	$436,538	$694,862	$(119,642)	$(147,690)	$864,068	$59,698	$923,766
Net income	—	—	63,559	—	—	63,559	19	63,578
Other comprehensive income	—	—	—	—	8,140	8,140	—	8,140
Issuance of 69,910 common shares under stock based compensation awards	—	—	1,874	1,409	—	3,283	—	3,283
Cost of 49,635 shares of common stock acquired for treasury	—	—	—	(2,177)	—	(2,177)	—	(2,177)
Common stock dividend ($0.64 per share)	—	—	(15,853)	—	—	(15,853)	—	(15,853)
Distributions to noncontrolling interests	—	—	—	—	—	—	(650)	(650)
Balance at June 30, 2023	$—	$436,538	$744,442	$(120,410)	$(139,550)	$921,020	$59,067	$980,087
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Dollars in thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net income	$63,578	$56,731
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,096	4,736
Depreciation of premises and equipment	2,307	2,322
Depreciation of equipment owned and leased to others	3,898	5,679
Stock-based compensation	2,240	1,619
Amortization of investment securities premiums and accretion of discounts, net	2,062	2,110
Amortization of mortgage servicing rights	435	736
Amortization of right of use assets	1,554	1,577
Deferred income taxes	(4,100)	(3,259)
Losses on investment securities available-for-sale	44	—
Originations of loans held for sale, net of principal collected	(19,345)	(55,752)
Proceeds from the sales of loans held for sale	21,571	64,533
Net gain on sale of loans held for sale	(633)	(1,022)
Net gain on sale of other real estate and repossessions	(103)	(269)
Change in interest receivable	(397)	(377)
Change in interest payable	14,216	409
Change in other assets	(1,078)	(729)
Change in other liabilities	2,899	9,788
Other	(617)	(1,879)
Net change in operating activities	91,627	86,953

Investing activities:
Proceeds from sales of investment securities available-for-sale	64,928	—
Proceeds from maturities and paydowns of investment securities available-for-sale	60,396	102,979
Purchases of investment securities available-for-sale	(3,000)	(206,223)
Net change in partnership investments	(18,770)	(10,081)
Net change in other investments	(27)	1,651
Loans sold or participated to others	36,385	10,223
Proceeds from principal payments on direct finance leases	28,659	21,358
Net change in loans and leases	(269,172)	(237,225)
Net change in equipment owned under operating leases	1,220	6,175
Purchases of premises and equipment	(1,625)	(552)
Proceeds from disposal of premises and equipment	3	18
Purchases of bank owned life insurance policies	—	(10,000)
Proceeds from sales of other real estate and repossessions	963	2,305
Net change in investing activities	(100,040)	(319,372)

Financing activities:
Net change in demand deposits and savings accounts	(374,462)	165,019
Net change in time deposits	422,715	(99,188)
Net change in short-term borrowings	(27,844)	(32,188)
Payments on long-term debt	(3,055)	(23,414)
Stock issued under stock purchase plans	77	252
Acquisition of treasury stock	(2,177)	(6,836)
Net (distributions to) contributions from noncontrolling interests	(650)	1,180
Cash dividends paid on common stock	(16,313)	(15,830)
Net change in financing activities	(1,709)	(11,005)

Net change in cash and cash equivalents	(10,122)	(243,424)
Cash and cash equivalents, beginning of year	122,797	525,187
Cash and cash equivalents, end of period	$112,675	$281,763
Supplemental Information:
Non-cash transactions:
Loans transferred to other real estate and repossessed assets	$668	$1,279
Common stock matching contribution to Employee Stock Ownership and Profit Sharing Plan	1,753	683
Right of use assets obtained in exchange for lease obligations	2,710	561
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
Reference Rate Reform: In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. In January 2021, the FASB issued ASU 2021-01 which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. In December of 2022, the FASB issued ASU No. 2022-06 which extended the period of time preparers can utilize the reference rate reform relief guidance in Topic 848. The guidance ensures the relief in Topic 848 covers the period of time during which a significant number of modifications may take place and the ASU defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The Company implemented its transition plan away from LIBOR as of June 30, 2023. The adoption of these ASUs did not have a material impact on its accounting and disclosures.
Note 3 — Investment Securities Available-For-Sale
The following table shows investment securities available-for-sale.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2023
U.S. Treasury and Federal agencies securities	$1,043,977	$—	$(84,699)	$959,278
U.S. States and political subdivisions securities	110,145	141	(7,375)	102,911
Mortgage-backed securities — Federal agencies	681,552	3	(91,120)	590,435
Corporate debt securities	8,467	—	(266)	8,201
Foreign government and other securities	600	—	(20)	580
Total debt securities available-for-sale	$1,844,741	$144	$(183,480)	$1,661,405

December 31, 2022
U.S. Treasury and Federal agencies securities	$1,090,743	$—	$(92,145)	$998,598
U.S. States and political subdivisions securities	130,670	591	(8,499)	122,762
Mortgage-backed securities — Federal agencies	730,672	60	(93,674)	637,058
Corporate debt securities	16,486	—	(355)	16,131
Foreign government and other securities	600	—	(21)	579
Total debt securities available-for-sale	$1,969,171	$651	$(194,694)	$1,775,128
Amortized cost excludes accrued interest receivable which is included in Accrued Income and Other Assets on the Consolidated Statements of Financial Condition. At June 30, 2023 and December 31, 2022, accrued interest receivable on investment securities available-for-sale was $4.96 million and $5.98 million, respectively.
At June 30, 2023 and December 31, 2022, the residential mortgage-backed securities held by the Company consisted primarily of GNMA, FNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government (Government Sponsored Enterprise, GSEs).

The following table shows the contractual maturities of investments in debt securities available-for-sale at June 30, 2023. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$123,846	$121,030
Due after one year through five years	1,001,283	914,043
Due after five years through ten years	15,333	13,272
Due after ten years	22,727	22,625
Mortgage-backed securities	681,552	590,435
Total debt securities available-for-sale	$1,844,741	$1,661,405
The following table summarizes gross unrealized losses and fair value by investment category and age. At June 30, 2023, the Company’s available-for-sale securities portfolio consisted of 709 securities, 666 of which were in an unrealized loss position.

	Less than 12 Months		12 months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2023
U.S. Treasury and Federal agencies securities	$14,317	$(474)	$944,961	$(84,225)	$959,278	$(84,699)
U.S. States and political subdivisions securities	21,967	(277)	63,862	(7,098)	85,829	(7,375)
Mortgage-backed securities - Federal agencies	82,096	(3,993)	506,019	(87,127)	588,115	(91,120)
Corporate debt securities	—	—	8,201	(266)	8,201	(266)
Foreign government and other securities	—	—	580	(20)	580	(20)
Total debt securities available-for-sale	$118,380	$(4,744)	$1,523,623	$(178,736)	$1,642,003	$(183,480)

December 31, 2022
U.S. Treasury and Federal agencies securities	$164,481	$(6,299)	$834,117	$(85,846)	$998,598	$(92,145)
U.S. States and political subdivisions securities	57,592	(2,126)	38,834	(6,373)	96,426	(8,499)
Mortgage-backed securities - Federal agencies	198,469	(13,482)	426,989	(80,192)	625,458	(93,674)
Corporate debt securities	16,132	(355)	—	—	16,132	(355)
Foreign government and other securities	484	(16)	95	(5)	579	(21)
Total debt securities available-for-sale	$437,158	$(22,278)	$1,300,035	$(172,416)	$1,737,193	$(194,694)
The Company does not consider available-for-sale securities with unrealized losses at June 30, 2023 to be experiencing credit losses and recognized no resulting allowance for credit losses. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost basis, which may be the maturity dates of the securities. The unrealized losses occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase.
The following table shows the gross realized gains and losses from the available-for-sale debt securities portfolio. Realized gains and losses of all securities are computed using the specific identification cost basis.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Gross realized gains	$—	$—	$1,286	$—
Gross realized losses	—	—	(1,330)	—
Net realized losses	$—	$—	$(44)	$—
At June 30, 2023 and December 31, 2022, investment securities available-for-sale with carrying values of $455.25 million and $282.87 million, respectively, were pledged as collateral for security repurchase agreements and for other purposes.

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

Construction equipment – loans are to borrowers throughout the country secured by specific equipment. The borrowers include highway and road builders, asphalt producers and pavers, suppliers of aggregate products, site developers, frac sand operations, general construction equipment dealers and operators, and crane rental entities. Generally, loans include personal guarantees. The construction equipment industry is heavily dependent on both the U.S. and global economy. Market growth is reliant on investments from public and private sectors into urbanization and infrastructure projects.
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

The following table shows the amortized cost of loans and leases, segregated by portfolio segment, credit quality rating and year of origination as of June 30, 2023 and gross charge-offs for the six months ended June 30, 2023.

	Term Loans and Leases by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and agricultural
Grades 1-6	$92,693	$136,814	$85,344	$49,138	$26,652	$20,633	$355,974	$—	$767,248
Grades 7-12	3,794	2,647	6,149	125	1,383	964	14,878	—	29,940
Total commercial and agricultural	96,487	139,461	91,493	49,263	28,035	21,597	370,852	—	797,188
Current period gross charge-offs	—	410	—	17	4	—	141	—	572
Solar
Grades 1-6	60,419	62,735	100,991	32,520	71,288	38,212	—	—	366,165
Grades 7-12	—	—	—	1,063	5,559	4,118	—	—	10,740
Total solar	60,419	62,735	100,991	33,583	76,847	42,330	—	—	376,905
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Auto and light truck
Grades 1-6	339,177	381,682	103,261	38,051	21,822	9,331	—	—	893,324
Grades 7-12	6	1,365	384	3,636	1,008	1,331	—	—	7,730
Total auto and light truck	339,183	383,047	103,645	41,687	22,830	10,662	—	—	901,054
Current period gross charge-offs	—	—	25	5	19	63	—	—	112
Medium and heavy duty truck
Grades 1-6	60,076	140,322	55,507	32,536	23,782	7,411	—	—	319,634
Grades 7-12	—	—	—	—	—	—	—	—	—
Total medium and heavy duty truck	60,076	140,322	55,507	32,536	23,782	7,411	—	—	319,634
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Aircraft
Grades 1-6	83,575	403,096	237,935	193,455	51,102	50,186	7,423	—	1,026,772
Grades 7-12	2,305	9,861	8,689	5,356	—	7,357	—	—	33,568
Total aircraft	85,880	412,957	246,624	198,811	51,102	57,543	7,423	—	1,060,340
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Construction equipment
Grades 1-6	239,170	408,000	169,531	85,502	43,478	12,753	18,499	2,659	979,592
Grades 7-12	4,955	19,125	2,696	1,221	1,259	73	136	3,912	33,377
Total construction equipment	244,125	427,125	172,227	86,723	44,737	12,826	18,635	6,571	1,012,969
Current period gross charge-offs	—	44	1	—	—	—	—	—	45
Commercial real estate
Grades 1-6	125,722	250,685	159,142	109,824	92,997	229,221	321	—	967,912
Grades 7-12	37	1,656	1,602	7,920	4,827	1,369	—	—	17,411
Total commercial real estate	125,759	252,341	160,744	117,744	97,824	230,590	321	—	985,323
Current period gross charge-offs	—	39	—	—	179	—	—	—	218
Residential real estate and home equity
Performing	51,492	113,812	95,910	93,079	31,885	79,994	145,455	4,462	616,089
Nonperforming	—	—	—	—	414	690	221	81	1,406
Total residential real estate and home equity	51,492	113,812	95,910	93,079	32,299	80,684	145,676	4,543	617,495
Current period gross charge-offs	—	—	—	—	—	9	1	—	10
Consumer
Performing	29,929	60,766	26,343	8,996	4,571	1,883	11,644	—	144,132
Nonperforming	—	144	34	61	51	13	—	—	303
Total consumer	29,929	60,910	26,377	9,057	4,622	1,896	11,644	—	144,435
Current period gross charge-offs	$211	$274	$81	$9	$5	$—	$16	$—	$596

The following table shows the amortized cost of loans and leases, segregated by portfolio segment, credit quality rating and year of origination as of December 31, 2022.

	Term Loans and Leases by Origination Year
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and agricultural
Grades 1-6	$159,317	$107,232	$71,365	$35,874	$17,192	$13,860	$370,553	$—	$775,393
Grades 7-12	4,491	5,934	60	2,094	1,644	1,040	21,375	—	36,638
Total commercial and agricultural	163,808	113,166	71,425	37,968	18,836	14,900	391,928	—	812,031
Solar
Grades 1-6	109,393	113,276	35,660	72,652	18,518	20,654	—	—	370,153
Grades 7-12	—	—	1,091	5,678	701	3,540	—	—	11,010
Total solar	109,393	113,276	36,751	78,330	19,219	24,194	—	—	381,163
Auto and light truck
Grades 1-6	521,399	155,508	62,063	32,975	10,946	3,476	—	—	786,367
Grades 7-12	5,972	3,366	5,836	2,836	1,792	1,948	—	—	21,750
Total auto and light truck	527,371	158,874	67,899	35,811	12,738	5,424	—	—	808,117
Medium and heavy duty truck
Grades 1-6	158,296	66,533	43,711	31,980	10,053	3,274	—	—	313,847
Grades 7-12	—	—	—	—	—	15	—	—	15
Total medium and heavy duty truck	158,296	66,533	43,711	31,980	10,053	3,289	—	—	313,862
Aircraft
Grades 1-6	438,481	273,726	213,661	57,379	31,085	35,012	3,687	—	1,053,031
Grades 7-12	12,962	4,253	6,190	—	—	1,286	—	—	24,691
Total aircraft	451,443	277,979	219,851	57,379	31,085	36,298	3,687	—	1,077,722
Construction equipment
Grades 1-6	475,854	213,349	106,409	59,204	17,834	4,593	23,310	2,754	903,307
Grades 7-12	20,709	7,757	2,483	1,878	313	32	583	1,441	35,196
Total construction equipment	496,563	221,106	108,892	61,082	18,147	4,625	23,893	4,195	938,503
Commercial real estate
Grades 1-6	271,526	164,173	121,685	97,470	102,271	168,391	251	—	925,767
Grades 7-12	1,532	1,716	7,824	5,789	47	1,070	—	—	17,978
Total commercial real estate	273,058	165,889	129,509	103,259	102,318	169,461	251	—	943,745
Residential real estate and home equity
Performing	115,154	100,690	97,205	34,498	6,864	81,653	142,724	4,115	582,903
Nonperforming	—	131	693	—	—	725	180	105	1,834
Total residential real estate and home equity	115,154	100,821	97,898	34,498	6,864	82,378	142,904	4,220	584,737
Consumer
Performing	74,258	34,619	12,924	7,375	2,977	692	18,098	—	150,943
Nonperforming	148	65	49	53	12	12	—	—	339
Total consumer	74,406	34,684	12,973	7,428	2,989	704	18,098	—	151,282

The following table shows the amortized cost of loans and leases, segregated by portfolio segment, with delinquency aging and nonaccrual status.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Total Accruing Loans	Nonaccrual	Total Financing Receivables
June 30, 2023
Commercial and agricultural	$788,349	$158	$—	$—	$788,507	$8,681	$797,188
Solar	376,905	—	—	—	376,905	—	376,905
Auto and light truck	894,576	812	—	—	895,388	5,666	901,054
Medium and heavy duty truck	319,634	—	—	—	319,634	—	319,634
Aircraft	1,059,386	—	688	—	1,060,074	266	1,060,340
Construction equipment	1,011,305	357	—	—	1,011,662	1,307	1,012,969
Commercial real estate	982,344	71	—	—	982,415	2,908	985,323
Residential real estate and home equity	615,430	534	125	52	616,141	1,354	617,495
Consumer	143,365	590	177	4	144,136	299	144,435
Total	$6,191,294	$2,522	$990	$56	$6,194,862	$20,481	$6,215,343

December 31, 2022
Commercial and agricultural	$810,223	$944	$—	$—	$811,167	$864	$812,031
Solar	381,163	—	—	—	381,163	—	381,163
Auto and light truck	793,610	353	1	—	793,964	14,153	808,117
Medium and heavy duty truck	313,845	—	2	—	313,847	15	313,862
Aircraft	1,075,865	223	1,063	—	1,077,151	571	1,077,722
Construction equipment	932,603	431	—	—	933,034	5,469	938,503
Commercial real estate	940,516	—	—	—	940,516	3,229	943,745
Residential real estate and home equity	582,053	562	288	49	582,952	1,785	584,737
Consumer	150,328	416	199	5	150,948	334	151,282
Total	$5,980,206	$2,929	$1,553	$54	$5,984,742	$26,420	$6,011,162
Accrued interest receivable on loans and leases at June 30, 2023 and December 31, 2022 was $20.16 million and $18.75 million, respectively.
Loan Modification Disclosures Pursuant to ASU 2022-02
The following table shows the amortized cost of loans and leases at June 30, 2023 that were both experiencing financial difficulty and modified during the three months ended June 30, 2023, segregated by portfolio segment and type of modification. The percentage of the amortized cost of loans and leases that were modified to borrowers in financial distress as compared to the amortized cost of each segment of financial receivable is also presented below.

(Dollars in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	% of Total Segment Financing Receivables
Commercial and agricultural	$3,985	$—	$—	$—	0.50%
Construction equipment	—	2,126	—	—	0.21
Commercial real estate	318	—	—	—	0.03
Total	$4,303	$2,126	$—	$—	0.10%

The following table shows the amortized cost of loans and leases at June 30, 2023 that were both experiencing financial difficulty and modified during the six months ended June 30, 2023, segregated by portfolio segment and type of modification. The percentage of the amortized cost of loans and leases that were modified to borrowers in financial distress as compared to the amortized cost of each segment of financial receivable is also presented below.

(Dollars in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	% of Total Segment Financing Receivables
Commercial and agricultural	$3,985	$543	$—	$—	0.57%
Construction equipment	—	6,038	—	—	0.60
Commercial real estate	318	—	479	—	0.08
Total	$4,303	$6,581	$479	$—	0.18%
There were no commitments to lend additional amounts to the borrowers included in the previous tables at June 30, 2023.
The Company closely monitors the performance of loans and leases that have been modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table shows the performance of such loans and leases that have been modified during the three months ended June 30, 2023.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due
Commercial and agricultural	$3,985	$—	$—	$—	$—
Construction equipment	2,126	—	—	—	—
Commercial real estate	—	—	—	318	318
Total	$6,111	$—	$—	$318	$318
The following table shows the performance of such loans and leases that have been modified during the six months ended June 30, 2023.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due
Commercial and agricultural	$3,985	$120	$423	$—	$543
Construction equipment	6,038	—	—	—	—
Commercial real estate	479	—	—	318	318
Total	$10,502	$120	$423	$318	$861
The following table shows the financial effect of loan and lease modifications presented above to borrowers experiencing financial difficulty for the three months ended June 30, 2023.

	Weighted- Average Term Extension (in months)	Weighted- Average Payment Delay (in months)
Commercial and agricultural	61	6
Construction equipment	5	0
Total	21	6
The following table shows the financial effect of loan and lease modifications presented above to borrowers experiencing financial difficulty for the six months ended June 30, 2023.

	Weighted- Average Interest Rate Reduction	Weighted- Average Term Extension (in months)	Weighted- Average Payment Delay (in months)
Commercial and agricultural	—%	33	6
Construction equipment	—%	5	0
Commercial real estate	3.00%	0	0
Total	3.00%	11	6

There were no modified loans and leases that had a payment default during the six months ended June 30, 2023 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

Upon the Company’s determination that a modified loan or lease has subsequently been deemed uncollectible, the loan or lease is written off. Therefore, the amortized cost of the loan is reduced by the uncollectible amount and the allowance for loan and lease losses is adjusted by the same amount.
Troubled Debt Restructuring (TDR) Disclosures Prior to the Adoption of ASU 2022-02
There were no loan and lease modifications classified as a TDR during the three and six months ended June 30, 2022. The classification between nonperforming and performing is determined at the time of modification. Modification programs focus on extending maturity dates or modifying payment patterns with most TDRs experiencing a combination of concessions. Modifications do not result in the contractual forgiveness of principal or interest. There were no modifications during the three and six months ended June 30, 2022 that resulted in an interest rate below market rate.
There was one TDR which had a payment default within the twelve months following modification during the three and six months ended June 30, 2022. Default occurs when a loan or lease is 90 days or more past due under the modified terms or transferred to nonaccrual.
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

The following table shows the changes in the allowance for loan and lease losses, segregated by portfolio segment, for the three months ended June 30, 2023 and 2022.

(Dollars in thousands)	Commercial and agricultural	Solar	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer	Total
June 30, 2023
Balance, beginning of period	$16,087	$6,288	$18,558	$7,829	$40,133	$25,579	$19,300	$6,621	$2,116	$142,511
Charge-offs	8	—	—	—	—	44	179	9	272	512
Recoveries	17	—	1,048	—	277	7	3	93	51	1,496
Net charge-offs (recoveries)	(9)	—	(1,048)	—	(277)	37	176	(84)	221	(984)
Provision (recovery of provision)	541	20	(2,433)	(273)	161	563	1,232	62	174	47
Balance, end of period	$16,637	$6,308	$17,173	$7,556	$40,571	$26,105	$20,356	$6,767	$2,069	$143,542

June 30, 2022
Balance, beginning of period	$15,598	$6,417	$19,521	$6,049	$35,968	$20,041	$19,246	$5,218	$1,901	$129,959
Charge-offs	39	—	32	—	—	—	—	6	157	234
Recoveries	3	—	56	—	161	—	26	127	264	637
Net charge-offs (recoveries)	36	—	(24)	—	(161)	—	(26)	(121)	(107)	(403)
Provision (recovery of provision)	548	235	(488)	660	858	1,130	(856)	440	(24)	2,503
Balance, end of period	$16,110	$6,652	$19,057	$6,709	$36,987	$21,171	$18,416	$5,779	$1,984	$132,865
The following table shows the changes in the allowance for loan and lease losses, segregated by portfolio segment, for the six months ended June 30, 2023 and 2022.

(Dollars in thousands)	Commercial and agricultural	Solar	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer	Total
June 30, 2023
Balance, beginning of period	$14,635	$7,217	$18,634	$7,566	$41,093	$24,039	$17,431	$6,478	$2,175	$139,268
Charge-offs	572	—	112	—	—	45	218	10	596	1,553
Recoveries	189	—	1,589	—	503	7	6	326	111	2,731
Net charge-offs (recoveries)	383	—	(1,477)	—	(503)	38	212	(316)	485	(1,178)
Provision (recovery of provision)	2,385	(909)	(2,938)	(10)	(1,025)	2,104	3,137	(27)	379	3,096
Balance, end of period	$16,637	$6,308	$17,173	$7,556	$40,571	$26,105	$20,356	$6,767	$2,069	$143,542

June 30, 2022
Balance, beginning of period	$15,409	$6,585	$19,624	$6,015	$33,628	$19,673	$19,691	$5,084	$1,783	$127,492
Charge-offs	39	—	32	—	—	48	—	10	322	451
Recoveries	7	—	121	—	477	—	26	128	329	1,088
Net charge-offs (recoveries)	32	—	(89)	—	(477)	48	(26)	(118)	(7)	(637)
Provision (recovery of provision)	733	67	(656)	694	2,882	1,546	(1,301)	577	194	4,736
Balance, end of period	$16,110	$6,652	$19,057	$6,709	$36,987	$21,171	$18,416	$5,779	$1,984	$132,865
The allowance for credit losses increased during the quarter in response to loan growth. The previous quarter’s forecast adjustment was maintained as it continues to be applicable to economic conditions expected during the forecast period. Broader market liquidity concerns and tightening credit conditions persist, leading to uncertainty and downside risks in the forecast period. Ongoing risks include a weakened domestic GDP outlook, tightening credit conditions, persistent inflation, higher interest rates, and continued geopolitical uncertainty. Credit quality metrics remain stable as evidenced by a decline in total special attention credit outstandings during the quarter and continued low delinquency rates. Charge-off activity during the quarter was minimal, offset by ongoing recoveries leading to a net recovery position for the period.
Commercial and agricultural – the increase in the allowance was principally due to a modest upward adjustment to qualitative factors in the portfolio due to higher risks in the manufacturing sector, and an increase in specific impairment on one account.
Solar – the allowance was relatively flat during the quarter, and was lower year-to-date due to a decrease in loan balances during the six month period. Credit quality was stable.
Auto and light truck – the allowance was lower during the quarter and year-to-date as a decline in loan outstandings in higher risk segments of the portfolio and a net downward adjustment in qualitative factors in the auto leasing segment was offset by continued loan growth in the auto rental and leasing sectors.
Medium and heavy duty truck – the allowance decreased during the quarter and was flat year-to-date as a slight downward adjustment in qualitative factors in the truck leasing segment in the current period was offset by modest loan growth since year-end. Credit quality metrics continue to be strong for this portfolio. Energy price volatility and driver availability remain a challenge. Freight tonnage and volumes have softened.

Aircraft – the allowance increased during the quarter due to loan growth in the higher reserved foreign segment of the portfolio. The allowance decreased year-to-date due to overall lower loan outstandings. The portfolio is currently bolstered by strong collateral values somewhat offset by continuing economic concerns related primarily to Latin American-based foreign loans. The Company has historically carried a higher allowance in this portfolio due to risk volatility.
Construction equipment – the allowance increased primarily due to continued loan growth in the portfolio.
Commercial real estate – the allowance increased due to loan growth along with an upward adjustment to qualitative factors in the owner-occupied segment due to increased manufacturing risk. Higher interest rates and shifting demand dynamics have impacted commercial real estate. The Company’s exposure to non-owner occupied office property is minimal.
Residential real estate and home equity – the allowance increased due to loan growth and net recoveries.
Consumer – the allowance decreased slightly due to lower loan outstandings during the periods presented.
Economic Outlook
As of June 30, 2023, the most significant economic factors impacting the Company’s loan portfolios are a weak domestic growth outlook, exacerbated by persistent inflation, higher interest rates and the war in Ukraine and resultant elevated geopolitical uncertainty. The Company remains concerned about the impact of tighter credit conditions on the economy and the effect that may have on future economic growth. The forecast considers global and domestic economic impacts from these factors as well as other key economic factors such as change in gross domestic product and unemployment which may impact the Company’s clients. The Company’s assumption was that economic growth will slow markedly in the second half of 2023 and through 2024 and inflation will remain above the 2% Federal Reserve target rate resulting in an adverse impact on the loan and lease portfolio over the next two years.
As a result of geopolitical risks and economic uncertainty, the Company’s future loss estimates may vary considerably from the June 30, 2023 assumptions.
Liability for Credit Losses on Unfunded Loan Commitments
The liability for credit losses inherent in unfunded loan commitments is included in Accrued Expenses and Other Liabilities on the Consolidated Statements of Financial Condition. The following table shows the changes in the liability for credit losses on unfunded loan commitments.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Balance, beginning of period	$6,651	$4,924	$5,616	$4,196
Provision	719	573	1,754	1,301
Balance, end of period	$7,370	$5,497	$7,370	$5,497
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Direct finance leases:
Interest income on lease receivable	$3,234	$1,929	$6,355	$3,710

Operating leases:
Income related to lease payments	$2,326	$3,295	$4,829	$6,957
Depreciation expense	1,876	2,664	3,898	5,679

Income related to reimbursements from lessees for personal property tax on operating leased equipment for the three months ended June 30, 2023 and 2022 was $0.00 million and $0.03 million, respectively and for the six months ended June 30, 2023 and 2022 was $0.22 million and $0.23 million, respectively. Expense related to personal property tax payments on operating leased equipment for the three months ended June 30, 2023 and 2022 was $0.00 million and $0.03 million, respectively and for the six months ended June 30, 2023 and 2022 was $0.22 million and $0.23 million.
Note 7 — Mortgage Servicing Rights
The Company recognizes the rights to service residential mortgage loans for others as separate assets, whether the servicing rights are acquired through a separate purchase or through the sale of originated loans with servicing rights retained. The Company allocates a portion of the total proceeds of a mortgage loan to servicing rights based on the relative fair value. The unpaid principal balance of residential mortgage loans serviced for third parties was $824.07 million and $848.96 million at June 30, 2023 and December 31, 2022, respectively.
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
The following table shows changes in the carrying value of MSRs and the associated valuation allowance.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Mortgage servicing rights:
Balance at beginning of period	$4,007	$4,625	$4,137	$4,671
Additions	81	173	172	508
Amortization	(214)	(355)	(435)	(736)
Carrying value before valuation allowance at end of period	3,874	4,443	3,874	4,443
Valuation allowance:
Balance at beginning of period	—	—	—	—
Impairment recoveries	—	—	—	—
Balance at end of period	$—	$—	$—	$—
Net carrying value of mortgage servicing rights at end of period	$3,874	$4,443	$3,874	$4,443
Fair value of mortgage servicing rights at end of period	$8,217	$6,784	$8,217	$6,784
At June 30, 2023 and 2022, the fair value of MSRs exceeded the carrying value reported in the Consolidated Statements of Financial Condition by $4.34 million and $2.34 million, respectively. This difference represents increases in the fair value of certain MSRs that could not be recorded above cost basis.
Mortgage loan contractual servicing fees, including late fees and ancillary income, were $0.63 million and $0.72 million for the three months ended June 30, 2023 and 2022, respectively. Mortgage loan contractual servicing fees, including late fees and ancillary income, were $1.29 million and $1.44 million for the six months ended June 30, 2023 and 2022, respectively. Mortgage loan contractual servicing fees are included in Mortgage Banking on the Consolidated Statements of Income.
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
The following table shows financial instruments whose contract amounts represent credit risk.

(Dollars in thousands)	June 30, 2023	December 31, 2022
Amounts of commitments:
Loan commitments to extend credit	$1,355,306	$1,234,866
Standby letters of credit	$16,555	$18,055
Commercial and similar letters of credit	$3,201	$2,368

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
The following table shows the amounts of non-hedging derivative financial instruments.

		Asset derivatives		Liability derivatives
(Dollars in thousands)	Notional or contractual amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
June 30, 2023
Interest rate swap contracts	$916,334	Other assets	$24,843	Other liabilities	$25,311
Loan commitments	5,342	Mortgages held for sale	157	N/A	—
Forward contracts - mortgage loan	5,250	Mortgages held for sale	28	N/A	—
Total	$926,926		$25,028		$25,311

December 31, 2022
Interest rate swap contracts	$881,600	Other assets	$24,838	Other liabilities	$25,307
Loan commitments	2,638	Mortgages held for sale	67	N/A	—
Forward contracts - mortgage loan	3,750	Mortgages held for sale	24	N/A	—
Total	$887,988		$24,929		$25,307

The following table shows the amounts included in the Consolidated Statements of Income for non-hedging derivative financial instruments.

		Gain (loss)
		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	Statement of Income classification	2023	2022	2023	2022
Interest rate swap contracts	Other expense	$(98)	$(54)	$1	$183
Interest rate swap contracts	Other income	96	—	291	—
Loan commitments	Mortgage banking	65	(62)	90	(227)
Forward contracts - mortgage loan	Mortgage banking	44	(201)	4	10
Total		$107	$(317)	$386	$(34)
The following table shows the offsetting of financial assets and derivative assets.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2023
Interest rate swaps	$24,843	$—	$24,843	$—	$23,345	$1,498

December 31, 2022
Interest rate swaps	$24,838	$—	$24,838	$—	$25,295	$(457)
The following table shows the offsetting of financial liabilities and derivative liabilities.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
June 30, 2023
Interest rate swaps	$25,311	$—	$25,311	$—	$—	$25,311
Repurchase agreements	69,308	—	69,308	69,308	—	—
Total	$94,619	$—	$94,619	$69,308	$—	$25,311

December 31, 2022
Interest rate swaps	$25,307	$—	$25,307	$—	$—	$25,307
Repurchase agreements	141,432	—	141,432	141,432	—	—
Total	$166,739	$—	$166,739	$141,432	$—	$25,307
If a default in performance of any obligation of a repurchase agreement occurs, each party will set-off property held in respect of transactions against obligations owing in respect of any other transactions. At June 30, 2023 and December 31, 2022, repurchase agreements had a remaining contractual maturity of $66.87 million and $138.08 million in overnight and $2.44 million and $3.35 million in up to 30 days, respectively and were collateralized by U.S. Treasury and Federal agencies securities.
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
The Company is involved in various entities that are considered to be VIEs. The Company’s investments in VIEs are primarily related to investments promoting affordable housing, community development and renewable energy sources. Some of these tax-advantaged investments support the Company’s regulatory compliance with the Community Reinvestment Act. The Company’s investments in these entities generate a return primarily through the realization of federal and state income tax credits and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. Tax credits from affordable housing investments and community development investments are recognized as a reduction of tax expense. Investments in renewable energy sources qualify for investment tax credits which are recognized as a reduction to the related investment asset. The Company recognized federal income tax credits related to its affordable housing and community development tax-advantaged investments in tax expense of $0.67 million and $0.53 million for the three months ended June 30, 2023 and 2022, respectively, and $1.33 million and $1.03 million for the six months ended June 30, 2023 and 2022, respectively. The Company also recognized $6.96 million and $9.48 million of investment tax credits for the three months ended June 30, 2023 and 2022, respectively, and $24.45 million and $9.48 million for the six months ended June 30, 2023 and 2022, respectively.
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
The Company’s investments in these unconsolidated VIEs are carried in Other Assets on the Consolidated Statements of Financial Condition. The Company’s unfunded capital and other commitments related to these unconsolidated VIEs are generally carried in Other Liabilities on the Consolidated Statements of Financial Condition. The Company’s maximum exposure to loss from these unconsolidated VIEs includes the investment recorded on the Company’s Consolidated Statements of Financial Condition, net of unfunded capital commitments, and previously recorded tax credits which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level. While the Company believes potential losses from these investments are remote, the maximum exposure was determined by assuming a scenario where the community-based business projects, housing projects, and renewable energy projects completely fail and do not meet certain taxing authority compliance requirements, resulting in recapture of the related tax credits.
The following table provides a summary of investments in affordable housing, community development, and renewable energy VIEs that the Company has not consolidated.

(Dollars in thousands)	June 30, 2023	December 31, 2022
Investment carrying amount	$59,130	$70,887
Unfunded capital and other commitments	61,761	64,520
Maximum exposure to loss	54,632	45,020
The Company is required to consolidate VIEs in which it has concluded it has significant involvement in and the ability to direct the activities that impact the entity’s economic performance. The Company is the managing general partner of entities to which it shares interest in tax-advantaged investments with third parties. At June 30, 2023 and December 31, 2022, approximately $65.54 million and $66.26 million, respectively, of the Company’s assets and $0.00 million and $0.00 million, respectively, of its liabilities included on the Consolidated Statements of Financial Condition were related to tax-advantaged investment VIEs which the Company has consolidated, respectively. The assets of the consolidated VIEs are reported in Other Assets, the liabilities are reported in Other Liabilities, and the non-controlling interest is reported in Equity on the Consolidated Statements of Financial Condition. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIE do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIE is generally limited to the carrying value of its variable interest plus any related tax credits previously recognized.

Additionally, the Company sponsors one trust, 1st Source Master Trust (Capital Trust), of which 100% of the common equity is owned by the Company. The Capital Trust was formed in 2007 for the purpose of issuing corporation-obligated mandatorily redeemable capital securities (the capital securities) to third-party investors and investing the proceeds from the sale of the capital securities solely in junior subordinated debenture securities of the Company (the subordinated notes). The subordinated notes held by the Capital Trust are the sole assets of the Capital Trust. The Capital Trust qualifies as a variable interest entity for which the Company is not the primary beneficiary and is therefore reported in the financial statements as an unconsolidated subsidiary. The junior subordinated debentures are reflected as subordinated notes on the Consolidated Statements of Financial Condition with the corresponding interest distributions reflected as Interest Expense on the Consolidated Statements of Income. The common shares issued by the Capital Trust are included in Other Assets on the Consolidated Statements of Financial Condition.
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
The following table shows subordinated notes at June 30, 2023.

(Dollars in thousands)	Amount of Subordinated Notes	Interest Rate	Maturity Date
June 2007 issuance (1)	$41,238	7.22%	6/15/2037
August 2007 issuance (2)	17,526	7.03%	9/15/2037
Total	$58,764

(1) Fixed rate through life of debt.
(2) 3-Month LIBOR +1.48% through next rate reset when LIBOR will be replaced by alternative rate through remaining life of debt.

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
Stock options, where the exercise price was greater than the average market price of the common shares, were excluded from the computation of diluted earnings per common share because the result would have been antidilutive. There were no stock options outstanding as of June 30, 2023 and 2022. The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands - except per share amounts)	2023	2022	2023	2022
Distributed earnings allocated to common stock	$7,902	$7,668	$15,794	$15,340
Undistributed earnings allocated to common stock	24,210	21,402	47,187	40,918
Net earnings allocated to common stock	32,112	29,070	62,981	56,258
Net earnings allocated to participating securities	323	244	578	446
Net income allocated to common stock and participating securities	$32,435	$29,314	$63,559	$56,704

Weighted average shares outstanding for basic earnings per common share	24,686,435	24,691,747	24,686,760	24,717,625
Dilutive effect of stock compensation	—	—	—	—
Weighted average shares outstanding for diluted earnings per common share	24,686,435	24,691,747	24,686,760	24,717,625

Basic earnings per common share	$1.30	$1.18	$2.55	$2.28
Diluted earnings per common share	$1.30	$1.18	$2.55	$2.28

Note 12 — Stock Based Compensation
As of June 30, 2023, the Company had four active stock-based employee compensation plans, which are more fully described in Note 16 of the Consolidated Financial Statements in 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2022. These plans include three executive stock award plans, the Executive Incentive Plan (EIP), the Restricted Stock Award Plan (RSAP), the Strategic Deployment Incentive Plan (SDP); and the Employee Stock Purchase Plan (ESPP). The 2011 Stock Option Plan was approved by the shareholders on April 21, 2011 but the Company had not made any grants through June 30, 2023.
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
Total fair value of options vested and expensed was zero for the six months ended June 30, 2023 and 2022. As of June 30, 2023 and 2022 there were no outstanding stock options. There were no stock options exercised during the six months ended June 30, 2023 and 2022. All shares issued in connection with stock option exercises are issued from available treasury stock.
As of June 30, 2023, there was $11.64 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 3.52 years.
Note 13 — Accumulated Other Comprehensive Loss
The following table presents reclassifications out of accumulated other comprehensive income (loss) related to unrealized gains and losses on available-for-sale securities.

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Statements of Income
(Dollars in thousands)	2023	2022	2023	2022
Realized losses included in net income	$—	$—	$(44)	$—	Losses on investment securities available-for-sale
	—	—	(44)	—	Income before income taxes
Tax effect	—	—	10	—	Income tax expense
Net of tax	$—	$—	$(34)	$—	Net income

Note 14 — Income Taxes
The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized was zero at June 30, 2023 and December 31, 2022. Interest and penalties are recognized through the income tax provision. For the three and six months ended June 30, 2023 and 2022, the Company recognized no interest or penalties. There were no accrued interest and penalties at June 30, 2023 and December 31, 2022.
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
The Company elected fair value accounting for mortgages held for sale and for its best-efforts forward sales commitments. The Company economically hedges its mortgages held for sale at the time the interest rate locks are issued to the customers. The Company believes the election for mortgages held for sale will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives or best-best efforts forward sales commitments. At June 30, 2023 and December 31, 2022, all mortgages held for sale were carried at fair value.
The following table shows the differences between the fair value carrying amount of mortgages held for sale measured at fair value and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity.

(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Excess of fair value carrying amount over (under) unpaid principal
June 30, 2023
Mortgages held for sale reported at fair value	$2,321	$2,080	$241	(1)

December 31, 2022
Mortgages held for sale reported at fair value	$3,914	$3,766	$148	(1)

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

The following table shows the balance of assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2023
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$543,221	$416,057	$—	$959,278
U.S. States and political subdivisions securities	—	98,662	4,249	102,911
Mortgage-backed securities — Federal agencies	—	590,435	—	590,435
Corporate debt securities	—	8,201	—	8,201
Foreign government and other securities	—	580	—	580
Total debt securities available-for-sale	543,221	1,113,935	4,249	1,661,405
Mortgages held for sale	—	2,321	—	2,321
Accrued income and other assets (interest rate swap agreements)	—	24,843	—	24,843
Total	$543,221	$1,141,099	$4,249	$1,688,569

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$25,311	$—	$25,311
Total	$—	$25,311	$—	$25,311

December 31, 2022
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$573,679	$424,919	$—	$998,598
U.S. States and political subdivisions securities	—	121,298	1,464	122,762
Mortgage-backed securities — Federal agencies	—	637,058	—	637,058
Corporate debt securities	—	16,131	—	16,131
Foreign government and other securities	—	579	—	579
Total debt securities available-for-sale	573,679	1,199,985	1,464	1,775,128
Mortgages held for sale	—	3,914	—	3,914
Accrued income and other assets (interest rate swap agreements)	—	24,838	—	24,838
Total	$573,679	$1,228,737	$1,464	$1,803,880

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$25,307	$—	$25,307
Total	$—	$25,307	$—	$25,307

The following table shows changes in Level 3 assets measured at fair value on a recurring basis for the quarter ended June 30, 2023 and 2022.

(Dollars in thousands)	U.S. States and political subdivisions securities
Beginning balance April 1, 2023	$4,321
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income (loss)	(72)
Purchases	—
Issuances	—
Sales	—
Settlements	—
Maturities	—
Transfers into Level 3	—
Transfers out of Level 3	—
Ending balance June 30, 2023	$4,249

Beginning balance April 1, 2022	$4,529
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income (loss)	(14)
Purchases	—
Issuances	—
Sales	—
Settlements	—
Maturities	—
Transfers into Level 3	—
Transfers out of Level 3	—
Ending balance June 30, 2022	$4,515
There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2023 or 2022.
The following table shows the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a recurring basis.

(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
June 30, 2023
Debt securities available-for sale
Direct placement municipal securities	$4,249	Discounted cash flows	Credit spread assumption	0.20% - 4.93%	4.75%

December 31, 2022
Debt securities available-for sale
Direct placement municipal securities	$1,464	Discounted cash flows	Credit spread assumption	0.22% - 4.09%	3.49%
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
For assets measured at fair value on a nonrecurring basis the following represents impairment charges (recoveries) recognized on these assets during the quarter ended June 30, 2023: collateral-dependent impaired loans - $0.00 million; mortgage servicing rights - $0.00 million; repossessions - $0.00 million; and other real estate - $0.00 million.

The following table shows the carrying value of assets measured at fair value on a non-recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2023
Collateral-dependent impaired loans	$—	$—	$6,440	$6,440
Accrued income and other assets (mortgage servicing rights)	—	—	3,874	3,874
Accrued income and other assets (repossessions)	—	—	47	47
Accrued income and other assets (other real estate)	—	—	193	193
Total	$—	$—	$10,554	$10,554

December 31, 2022
Collateral-dependent impaired loans	$—	$—	$—	$—
Accrued income and other assets (mortgage servicing rights)	—	—	4,137	4,137
Accrued income and other assets (repossessions)	—	—	327	327
Accrued income and other assets (other real estate)	—	—	104	104
Total	$—	$—	$4,568	$4,568
The following table below shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a non-recurring basis.

(Dollars in thousands)	Carrying Value	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
June 30, 2023
Collateral-dependent impaired loans	$6,440	$6,440	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	20% - 63%	45.7%

Mortgage servicing rights	3,874	8,217	Discounted cash flows	Constant prepayment rate (CPR)	5.5% - 29.0%	7.7%
				Discount rate	11.6% - 14.4%	11.8%

Repossessions	47	49	Appraisals, trade publications and auction values	Discount for lack of marketability	0% - 11%	4%

Other real estate	193	202	Appraisals	Discount for lack of marketability	0% - 11%	5%

December 31, 2022
Collateral-dependent impaired loans	$—	$—	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	0% - 0%	0.0%

Mortgage servicing rights	4,137	8,007	Discounted cash flows	Constant prepayment rate (CPR)	7.6% - 9.6%	8.2%
				Discount rate	11.4% - 14.2%	11.5%

Repossessions	327	370	Appraisals, trade publications and auction values	Discount for lack of marketability	2% - 9%	7%

Other real estate	104	104	Appraisals	Discount for lack of marketability	0% - 0%	0%
GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.

The following table shows the fair values of the Company’s financial instruments.

(Dollars in thousands)	Carrying or Contract Value	Fair Value	Level 1	Level 2	Level 3
June 30, 2023
Assets:
Cash and due from banks	$86,742	$86,742	$86,742	$—	$—
Federal funds sold and interest bearing deposits with other banks	25,933	25,933	25,933	—	—
Investment securities, available-for-sale	1,661,405	1,661,405	543,221	1,113,935	4,249
Other investments	25,320	25,320	25,320	—	—
Mortgages held for sale	2,321	2,321	—	2,321	—
Loans and leases, net of allowance for loan and lease losses	6,071,801	5,854,883	—	—	5,854,883
Mortgage servicing rights	3,874	8,217	—	—	8,217
Accrued interest receivable	25,144	25,144	—	25,144	—
Interest rate swaps	24,843	24,843	—	24,843	—
Liabilities:
Deposits	$6,976,518	$6,960,416	$5,413,344	$1,547,072	$—
Short-term borrowings	187,685	187,685	68,004	119,681	—
Long-term debt and mandatorily redeemable securities	46,649	45,381	—	45,381	—
Subordinated notes	58,764	50,327	—	50,327	—
Accrued interest payable	20,215	20,215	—	20,215	—
Interest rate swaps	25,311	25,311	—	25,311	—
Off-balance-sheet instruments *	—	94	—	94	—

December 31, 2022
Assets:
Cash and due from banks	$84,703	$84,703	$84,703	$—	$—
Federal funds sold and interest bearing deposits with other banks	38,094	38,094	38,094	—	—
Investment securities, available-for-sale	1,775,128	1,775,128	573,679	1,199,985	1,464
Other investments	25,293	25,293	25,293	—	—
Mortgages held for sale	3,914	3,914	—	3,914	—
Loans and leases, net of allowance for loan and lease losses	5,871,894	5,712,972	—	—	5,712,972
Mortgage servicing rights	4,137	8,007	—	—	8,007
Accrued interest receivable	24,747	24,747	—	24,747	—
Interest rate swaps	24,838	24,838	—	24,838	—
Liabilities:
Deposits	$6,928,265	$6,909,392	$5,787,806	$1,121,586	$—
Short-term borrowings	215,529	215,529	139,079	76,450	—
Long-term debt and mandatorily redeemable securities	46,555	45,111	—	45,111	—
Subordinated notes	58,764	51,398	—	51,398	—
Accrued interest payable	5,999	5,999	—	5,999	—
Interest rate swaps	25,307	25,307	—	25,307	—
Off-balance-sheet instruments *	—	108	—	108	—

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
ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis is presented to provide information concerning 1st Source Corporation and its subsidiaries’ (collectively referred to as “the Company”, “we”, and “our”) financial condition as of June 30, 2023, as compared to December 31, 2022, and the results of operations for the three and six months ended June 30, 2023 and 2022. This discussion and analysis should be read in conjunction with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2022 Annual Report.
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
FINANCIAL CONDITION
Our total assets at June 30, 2023 were $8.41 billion, an increase of $75.40 million or 0.90% from December 31, 2022. Total investment securities available-for-sale were $1.66 billion, a decrease of $113.72 million or 6.41% from December 31, 2022. The largest contributor to the decrease in investment securities available-for-sale was securities sales and maturities to support liquidity and fund loan growth. Federal funds sold and interest bearing deposits with other banks were $25.93 million, a decrease of $12.16 million or 31.92% from December 31, 2022. The decrease in federal funds sold and interest bearing deposits with other banks was due to lower interest bearing deposits at other banks which were used to fund loan growth.
Total loans and leases were $6.22 billion, an increase of $204.18 million or 3.40% from December 31, 2022. The largest contributors to the increase in loans and leases was growth in the auto and light truck and construction equipment portfolios. Our foreign loan and lease balances, all denominated in U.S. dollars were $313.97 million and $297.46 million as of June 30, 2023 and December 31, 2022, respectively. Foreign loans and leases are in aircraft financing. Loan and lease balances to borrowers in Brazil and Mexico were $128.19 million and $154.61 million as of June 30, 2023, respectively, compared to $129.98 million and $136.68 million as of December 31, 2022, respectively. As of June 30, 2023 and December 31, 2022 there was not a significant concentration in any other country.
Equipment owned under operating leases was $26.58 million, a decrease of $5.12 million, or 16.15% compared to December 31, 2022. The largest contributor to the decrease in equipment owned under operating leases was reduced leasing volume primarily due to a change in customer preferences and competitive pricing pressure for new business.
Total deposits were $6.98 billion, an increase of $48.25 million or 0.70% from the end of 2022. The largest contributors to the increase in total deposits was a rise in public fund, time and brokered deposits offset by a decrease in noninterest-bearing deposits and a slight decrease in savings account deposits. Rate competition for deposits persisted during the second quarter across our footprint from various sources including traditional bank and credit union competitors, money market funds, bond markets, and other non-bank alternatives.
Short-term borrowings were $187.69 million, a decrease of $27.84 million or 12.92% from December 31, 2022 due primarily to decreased repurchase agreements offset by an increase in short-term FHLB borrowings. Long-term debt and mandatorily redeemable securities were $46.65 million and relatively flat from December 31, 2022. Accrued expenses and other liabilities were $165.12 million, a decrease of $1.42 million or 0.85% from December 31, 2022.

The following table shows accrued income and other assets.

(Dollars in thousands)	June 30, 2023	December 31, 2022
Accrued income and other assets:
Bank owned life insurance cash surrender value	$83,658	$83,046
Operating lease right of use assets	22,072	20,916
Accrued interest receivable	25,144	24,747
Mortgage servicing rights	3,874	4,137
Other real estate	193	104
Repossessions	47	327
Partnership investments carrying amount	124,670	137,149
All other assets	127,070	109,584
Total accrued income and other assets	$386,728	$380,010
The largest contributor to the slight increase in accrued income and other assets from December 31, 2022 was an increase to accounts receivable offset by a decrease in partnership investments, lower mortgage servicing rights, and fewer repossessions during the period.
CAPITAL
As of June 30, 2023, total shareholders’ equity was $921.02 million, up $56.95 million, or 6.59% from the $864.07 million at December 31, 2022. In addition to net income of $63.56 million, other significant changes in shareholders’ equity during the first six months of 2023 included $15.85 million of dividends paid and $2.18 million in common stock repurchased. The accumulated other comprehensive loss component of shareholders’ equity decreased to $139.55 million at June 30, 2023, compared to $147.69 million at December 31, 2022 due to changes in market conditions on our available-for-sale investment portfolio. Our shareholders’ equity-to-assets ratio was 10.95% as of June 30, 2023, compared to 10.36% at December 31, 2022. Book value per common share increased to $37.31 at June 30, 2023, from $35.04 at December 31, 2022 primarily due to increased retained earnings and a decrease in accumulated other comprehensive losses.
We declared and paid cash dividends per common share of $0.32 during the second quarter of 2023. The trailing four quarters dividend payout ratio, representing cash dividends per common share divided by diluted earnings per common share, was 25.00%. The dividend payout is continually reviewed by management and the Board of Directors subject to the Company’s capital and dividend policy.
The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations.
The actual capital amounts and ratios of 1st Source Corporation and 1st Source Bank as of June 30, 2023 remained at their historically strong and conservative levels and are presented in the table below.

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$1,188,132	16.46%	$577,491	8.00%	$757,957	10.50%	$721,864	10.00%
1st Source Bank	1,103,731	15.29	577,474	8.00	757,934	10.50	721,842	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	1,097,150	15.20	433,119	6.00	613,585	8.50	577,491	8.00
1st Source Bank	1,012,752	14.03	433,105	6.00	613,566	8.50	577,474	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	981,083	13.59	324,839	4.50	505,305	7.00	469,212	6.50
1st Source Bank	953,685	13.21	324,829	4.50	505,289	7.00	469,197	6.50
Tier 1 Capital (to Average Assets):
1st Source Corporation	1,097,150	12.95	338,871	4.00	N/A	N/A	423,589	5.00
1st Source Bank	1,012,752	11.96	338,751	4.00	N/A	N/A	423,439	5.00

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
We maintain prudent strategies to support a strong liquidity position. The following table represents our sources of liquidity as of June 30, 2023.

(Dollars in thousands)	Available
Internal Sources
Unencumbered securities	$1,206,157
External Sources
FHLB advances(1)	506,523
FRB borrowings(2)	601,703
Fed funds purchased(3)	220,000
Brokered deposits(4)	300,621
Listing services deposits(4)	399,479
Total liquidity	$3,234,483
% of Total deposits net brokered and listing services certificates of deposit	50.42%
(1) Availability is shown net of required stock purchases under the FHLB activity-based stock ownership requirement, which is currently 4.50%, and may vary
(2) Includes access to discount window and Bank Term Funding Program
(3) Availability contingent on correspondent bank approvals at time of borrowing
(4) Availability contingent on internal borrowing guidelines
External sources as listed in the table above are managed to approved guidelines by our Board of Directors. Total net available liquidity was $3.23 billion at June 30, 2023, which accounted for approximately 50% of total deposits net of brokered and listing services certificates of deposit.
Our loan to asset ratio was 73.86% at June 30, 2023 compared to 72.08% at December 31, 2022 and 69.14% at June 30, 2022. Cash and cash equivalents totaled $112.68 million at June 30, 2023 compared to $122.80 million at December 31, 2022 and $281.76 million at June 30, 2022. The decrease in cash and cash equivalents was primarily due to funding loan growth. At June 30, 2023, the Consolidated Statements of Financial Condition was rate sensitive by $472.77 million more liabilities than assets scheduled to reprice within one year, or approximately 0.87%. Management believes that the present funding sources provide adequate liquidity to meet our cash flow needs.
Under Indiana law governing the collateralization of public fund deposits, the Indiana Board of Depositories determines which financial institutions are required to pledge collateral based on the strength of their financial ratings. We have been informed that no collateral is required for our public fund deposits. However, the Board of Depositories could alter this requirement in the future and adversely impact our liquidity. Our potential liquidity exposure if we must pledge collateral is approximately $1.27 billion.
RESULTS OF OPERATIONS
Net income available to common shareholders for the three and six month periods ended June 30, 2023 was $32.44 million and $63.56 million compared to $29.31 million and $56.70 million for the same periods in 2022. Diluted net income per common share was $1.30 and $2.55 for the three and six month periods ended June 30, 2023, compared to $1.18 and $2.28 earned for the same periods in 2022. Return on average common shareholders’ equity was 14.11% for the six months ended June 30, 2023, compared to 12.91% in 2022. The return on total average assets was 1.54% for the six months ended June 30, 2023, compared to 1.42% in 2022.
Net income increased for the six months ended June 30, 2023 compared to the first six months of 2022. Net interest income increased and the provision for credit losses decreased offset by an increase to noninterest expense. Details of the changes in the various components of net income are discussed further below.

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
DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL

				Three Months Ended
	June 30, 2023			March 31, 2023			June 30, 2022
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
ASSETS
Investment securities available-for-sale:
Taxable	$1,655,790	$5,946	1.44%	$1,711,177	$6,648	1.58%	$1,805,044	$6,289	1.40%
Tax exempt(1)	41,909	411	3.93%	57,444	605	4.27%	30,930	195	2.53%
Mortgages held for sale	1,879	28	5.98%	2,410	32	5.38%	4,889	52	4.27%
Loans and leases, net of unearned discount(1)	6,141,157	93,370	6.10%	6,036,203	86,760	5.83%	5,467,808	60,448	4.43%
Other investments	80,793	978	4.86%	57,361	637	4.50%	376,960	1,168	1.24%
Total earning assets(1)	7,921,528	100,733	5.10%	7,864,595	94,682	4.88%	7,685,631	68,152	3.56%
Cash and due from banks	72,880			71,921			90,101
Allowance for loan and lease losses	(144,337)			(141,054)			(132,020)
Other assets	512,237			527,969			448,604
Total assets	$8,362,308			$8,323,431			$8,092,316

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$5,192,206	$28,870	2.23%	$4,988,093	$21,263	1.73%	$4,753,331	$3,553	0.30%
Short-term borrowings:
Securities sold under agreements to repurchase	69,301	32	0.19%	134,501	40	0.12%	176,994	23	0.05%
Other short-term borrowings	129,230	1,593	4.94%	118,760	1,353	4.62%	5,394	—	—%
Subordinated notes	58,764	1,028	7.02%	58,764	1,020	7.04%	58,764	851	5.81%
Long-term debt and mandatorily redeemable securities	46,611	515	4.43%	45,380	1,215	10.86%	54,662	140	1.03%
Total interest-bearing liabilities	5,496,112	32,038	2.34%	5,345,498	24,891	1.89%	5,049,145	4,567	0.36%
Noninterest-bearing deposits	1,746,876			1,880,913			2,042,462
Other liabilities	133,914			147,141			84,995
Shareholders’ equity	926,157			890,294			861,134
Noncontrolling interests	59,249			59,585			54,580
Total liabilities and equity	$8,362,308			$8,323,431			$8,092,316
Less: Fully tax-equivalent adjustments		(179)			(226)			(123)
Net interest income/margin (GAAP-derived)(1)		$68,516	3.47%		$69,565	3.59%		$63,462	3.31%
Fully tax-equivalent adjustments		179			226			123
Net interest income/margin - FTE(1)		$68,695	3.48%		$69,791	3.60%		$63,585	3.32%

(1) See “Reconciliation of Non-GAAP Financial Measures” at the end of this section for additional information on this performance measure/ratio.
Quarter Ended June 30, 2023 compared to the Quarter Ended June 30, 2022
The taxable-equivalent net interest income for the three months ended June 30, 2023 was $68.70 million, an increase of 8.04% over the same period in 2022. The net interest margin on a fully taxable-equivalent basis was 3.48% for the three months ended June 30, 2023, compared to 3.32% for the three months ended June 30, 2022.
During the three month period ended June 30, 2023, average earning assets increased $235.90 million, up 3.07% over the comparable period in 2022. Average interest-bearing liabilities increased $446.97 million or 8.85%. The yield on average earning assets increased 154 basis points to 5.10% from 3.56% primarily due to higher rates on loans and leases, tax exempt investment securities and other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank (FHLB) stock and commercial paper. Total cost of average interest-bearing liabilities increased 198 basis points to 2.34% from 0.36% as a result of higher rates on interest-bearing deposits, short-term borrowings and mandatorily redeemable securities. The result to the net interest margin, or the ratio of net interest income to average earning assets, was an increase of 16 basis points.

The largest contributors to the improved yield on average earning assets for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was an increase in yields on net loans and leases and other investments, primarily excess reserves held at the Federal Reserve Bank. The yield on net loans and leases grew 167 basis points primarily from rising interest rates. Average net loans and leases increased $673.35 million or 12.31% primarily in the auto and light truck, aircraft, and construction equipment portfolios. Average investment securities decreased $138.28 million or 7.53% primarily due to leveraging matured securities to support liquidity and fund loan growth. Average other investments, primarily held at the Federal Reserve Bank, decreased $296.17 million or 78.57% largely to fund loan growth.
Average interest-bearing deposits increased $438.88 million or 9.23% for the second quarter of 2023 over the same period in 2022 primarily due to public fund deposits, time deposits, and brokered deposits. The effective rate paid on average interest-bearing deposits increased 193 basis points to 2.23% from 0.30% in line with the competitive, rising rate environment. Average noninterest-bearing deposits declined $295.59 million or 14.47% for the second quarter of 2023 over the same period in 2022 primarily due to greater utilization of excess funds by our business customers, and a heightened rate sensitivity in our customer base given the overall level of market yields.
Average short-term borrowings increased $16.14 million or 8.85% for the second quarter of 2023 compared to the same period in 2022 primarily to support loan growth and liquidity during the quarter. Interest paid on short-term borrowings increased 323 basis points due to higher borrowing rates. Interest paid on subordinated notes increased 121 basis points during the second quarter of 2023 from the same period a year ago due to a variable rate increase on one tranche. Average long-term debt and mandatorily redeemable securities balances decreased $8.05 million or 14.73%. Interest paid on long-term debt and mandatorily redeemable securities increased 340 basis points during the second quarter of 2023 from the same period in 2022 primarily due to higher imputed interest on mandatorily redeemable securities from an increase in book value per share during the quarter. Mandatorily redeemable shares are issued under the terms of one of our executive incentive compensation plans and are settled based on book value per share with changes from the previous reporting date recorded as interest expense.

	Six Months Ended
	June 30, 2023			June 30, 2022
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
ASSETS
Investment securities available-for-sale:
Taxable	$1,683,330	$12,594	1.51%	$1,831,156	$12,633	1.39%
Tax exempt(1)	49,634	1,016	4.13%	30,218	360	2.40%
Mortgages held for sale	2,143	60	5.65%	6,829	119	3.51%
Loans and leases, net of unearned discount(1)	6,088,970	180,130	5.97%	5,396,472	115,666	4.32%
Other investments	69,141	1,615	4.71%	388,445	1,531	0.79%
Total earning assets(1)	7,893,218	195,415	4.99%	7,653,120	130,309	3.43%
Cash and due from banks	72,403			83,618
Allowance for loan and lease losses	(142,705)			(130,343)
Other assets	520,061			444,363
Total assets	$8,342,977			$8,050,758

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$5,090,713	$50,133	1.99%	$4,670,746	$5,929	0.26%
Short-term borrowings:
Securities sold under agreements to repurchase	101,721	72	0.14%	184,509	46	0.05%
Other short-term borrowings	124,024	2,946	4.79%	5,383	1	0.04%
Subordinated notes	58,764	2,048	7.03%	58,764	1,674	5.74%
Long-term debt and mandatorily redeemable securities	45,999	1,730	7.58%	62,273	(652)	(2.11)%
Total interest-bearing liabilities	5,421,221	56,929	2.12%	4,981,675	6,998	0.28%
Noninterest-bearing deposits	1,813,524			2,036,080
Other liabilities	140,490			93,202
Shareholders’ equity	908,325			885,826
Noncontrolling interests	59,417			53,975
Total liabilities and equity	$8,342,977			$8,050,758
Less: Fully tax-equivalent adjustments		(405)			(231)
Net interest income/margin (GAAP-derived)(1)		$138,081	3.53%		$123,080	3.24%
Fully tax-equivalent adjustments		405			231
Net interest income/margin - FTE(1)		$138,486	3.54%		$123,311	3.25%

(1) See “Reconciliation of Non-GAAP Financial Measures” at the end of this section for additional information on this performance measure/ratio.

Six Months Ended June 30, 2023 compared to the Six Months Ended June 30, 2022
The taxable-equivalent net interest income for the six months ended June 30, 2023 was $138.49 million, an increase of 12.31% over the same period in 2022. The net interest margin on a fully taxable-equivalent basis was 3.54% for the six months ended June 30, 2023, compared to 3.25% for the same period in 2022.
During the six month period ended June 30, 2023, average earning assets increased $240.10 million, up 3.14% over the comparable period in 2022. Average interest-bearing liabilities increased $439.55 million or 8.82%. The yield on average earning assets increased 156 basis points to 4.99% from 3.43% primarily due to higher rates on loans and leases, tax exempt investment securities and other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank (FHLB) stock and commercial paper. Total cost of average interest-bearing liabilities increased 184 basis points to 2.12% from 0.28% as a result of repricing of time deposits and higher interest expense on other short-term borrowings and mandatorily redeemable securities. The result to the net interest margin, or the ratio of net interest income to average earning assets, was a net 29 basis point improvement.
The largest contributor to the improved yield on average earning assets for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, was an increase in yields on net loans and leases of 165 basis points primarily due to market conditions as a result of Federal Reserve interest rate increases. Average loans and leases increased $692.50 million, up 12.83%. Average mortgages held for sale decreased $4.69 million or 68.62%. Average investment securities decreased $128.41 million or 6.90% which represents both the sale and maturity of securities used to support liquidity and fund loan growth. Average other investments, primarily held at the Federal Reserve Bank, decreased $319.30 million or 82.20% largely to fund loan growth.
Average interest-bearing deposits increased $419.97 million or 8.99% for the first six months of 2023 over the same period in 2022 primarily due to the increased public fund deposits and brokered deposit balances. The effective rate paid on average interest-bearing deposits increased 173 basis points to 1.99% from 0.26% mainly from rate competition in the market. Average noninterest-bearing deposits declined $222.56 million or 10.93% for the first six months of 2023 over the same period in 2022 primarily due to persistent rate competition for deposits and greater utilization of excess funds by our business customers.
Average short-term borrowings increased $35.85 million or 18.88% for the first six months of 2023 compared to the same period in 2022. Interest paid on short-term borrowings increased 265 basis points due to higher borrowing rates. Interest paid on subordinated notes increased 129 basis points due to a variable rate on one tranche. Average long-term debt and mandatorily redeemable securities balances decreased $16.27 million or 26.13%. Interest paid on long-term debt and mandatorily redeemable securities increased 969 basis points due to higher imputed interest on mandatorily redeemable securities from an increase in book value per share during 2023. Mandatorily redeemable shares are issued under the terms of one of our executive incentive compensation plans and are settled based on book value per share with changes from the previous reporting date recorded as interest expense.
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

		Three Months Ended			Six Months Ended
		June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars in thousands)		2023	2023	2022	2023	2022
Calculation of Net Interest Margin
(A)	Interest income (GAAP)	$100,554	$94,456	$68,029	$195,010	$130,078
	Fully tax-equivalent adjustments:
(B)	- Loans and leases	98	103	85	201	162
(C)	- Tax-exempt investment securities	81	123	38	204	69
(D)	Interest income - FTE (A+B+C)	100,733	94,682	68,152	195,415	130,309
(E)	Interest expense (GAAP)	32,038	24,891	4,567	56,929	6,998
(F)	Net interest income (GAAP) (A–E)	68,516	69,565	63,462	138,081	123,080
(G)	Net interest income - FTE (D–E)	68,695	69,791	63,585	138,486	123,311
(H)	Annualization factor	4.011	4.056	4.011	2.017	2.017
(I)	Total earning assets	$7,921,528	$7,864,595	$7,685,631	$7,893,218	$7,653,120
	Net interest margin (GAAP-derived) (F*H)/I	3.47%	3.59%	3.31%	3.53%	3.24%
	Net interest margin - FTE (G*H)/I	3.48%	3.60%	3.32%	3.54%	3.25%

PROVISION AND ALLOWANCE FOR CREDIT LOSSES
The provision for credit losses for the three and six months ended June 30, 2023 was $0.05 million and $3.10 million compared to $2.50 million and $4.74 million during the three and six months ended June 30, 2022. Net recoveries of $0.98 million or 0.06% of average loans and leases were recorded for the second quarter 2023, compared to net recoveries of $0.40 million or 0.03% of average loans and leases for the same quarter a year ago. Year-to-date net recoveries of $1.18 million or 0.04% of average loans and leases have been recorded in 2023, compared to net recoveries of $0.64 million or 0.02% of average loans and leases through June 30, 2022. Net recoveries in 2023 were principally in the auto and light truck, aircraft, and residential real estate and home equity portfolios.
The provision for credit losses for the three months ended June 30, 2023 was principally driven by overall loan growth during the quarter, offset by a modest decline in loss rates due to ongoing recoveries in multiple portfolios, and an upgrade from special attention and decrease in loan balances in a higher risk segment of the loan portfolio. Risks include a weakened domestic GDP outlook, tightening credit conditions, persistent inflation, higher interest rates, and geopolitical uncertainty. We remain concerned about the potential risks in our small business portfolio as liquidity provided by government programs afforded to our lending clients dissipates and economic growth slows. Impairment reserves for assets individually evaluated increased slightly this quarter, but continue to be a small component of our overall allowance.
We continue to evaluate risks which may impact our loan portfolios. Most notably, the weakened economic outlook and increased uncertainty characterized by persistent inflation, ongoing hostilities in Ukraine, and the Federal Reserve’s challenge of taming inflation while maintaining overall economic stability and liquidity in the financial sector. The possibility for economic disruption remains a concern, as geopolitical events and persistently high inflation with weak growth prospects raise the potential for adverse impacts in the domestic and global economies. Increasing interest rates could impact valuations of assets which collateralize our loans, and the persistently inverted yield curve may lead to tightening credit market conditions. The generally weak growth outlook in the U.S. and abroad along with the potential for raw material shortages and prolonged trade disruption caused by the war in Ukraine increase overall uncertainty. Congressional spending initiatives face multiple challenges and uncompromising partisanship. Political discord is an ever-present threat in our Latin American markets. Corruption scandals persist, fueling U.S. border concerns. Globally, concerns continue to be heightened due to the ongoing threat of terrorism.
Another area of concern continues to be our aircraft portfolio where we have a collateral concentration and $314 million of foreign exposure, the majority of which is in Mexico and Brazil. We review political and economic data for these countries on a regular basis to assess the impact the environment may have on our customers. Historically, we have experienced volatile and unanticipated losses in both the foreign and domestic segments of our aircraft portfolios. Losses have been primarily attributable to unexpected declines in the value of specific aircraft collateral at a time when the borrower is experiencing financial difficulties. We review and assess aircraft values on an ongoing basis and use a tiered approach to establish advance rates and amortization schedules to limit collateral exposure. We continue to monitor individual customer performance and assess risks in the overall portfolio.
On June 30, 2023, 30 day and over loan and lease delinquency as a percentage of loan and lease balances was 0.06%, compared to 0.08% on June 30, 2022. The allowance for loan and lease losses as a percentage of loans and leases outstanding at the end of the period was 2.31% compared to 2.39% one year ago. A summary of loan and lease loss experience during the three and six months ended June 30, 2023 and 2022 is located in Note 5 of the Consolidated Financial Statements.

NONPERFORMING ASSETS
The following table shows nonperforming assets.

(Dollars in thousands)	June 30, 2023	December 31, 2022	June 30, 2022
Loans and leases past due 90 days or more	$56	$54	$50
Nonaccrual loans and leases	20,481	26,420	33,490
Other real estate	193	104	—
Repossessions	47	327	102
Equipment owned under operating leases	—	22	43
Total nonperforming assets	$20,777	$26,927	$33,685
Nonperforming assets as a percentage of loans and leases were 0.33% at June 30, 2023, 0.45% at December 31, 2022, and 0.60% at June 30, 2022. Nonperforming assets totaled $20.78 million at June 30, 2023, a decrease of 22.84% from the $26.93 million reported at December 31, 2022, and a 38.32% decrease from the $33.69 million reported at June 30, 2022. The decrease in nonperforming assets during the first six months of 2023 was related to lower nonaccrual loans and leases and repossessions. The decrease in nonperforming assets at June 30, 2023 from June 30, 2022 was related to a decrease in nonaccrual loans and leases.
The decrease in nonaccrual loans and leases at June 30, 2023 from December 31, 2022 and June 30, 2022 occurred primarily due to balance reductions from fleet sales and scheduled payments in the auto and light truck portfolio and pay-downs in the construction equipment portfolio, offset by an increase in nonaccrual loans in our commercial and agricultural portfolio. A summary of nonaccrual loans and leases and past due aging for the period ended June 30, 2023 and December 31, 2022 is located in Note 4 of the Consolidated Financial Statements.
Other real estate is the result of foreclosing on real estate in the local market for which we have a current appraisal and are well secured. We currently have two properties held in other real estate assets.
Repossessions consisted of a few loans in the commercial and agricultural portfolio, consumer portfolio, and the auto and light truck portfolio at June 30, 2023. At the time of repossession, the recorded amount of the loan or lease is written down to the fair value of the equipment or vehicle by a charge to the allowance for loan and lease losses or other income, if a positive adjustment, unless the equipment is in the process of immediate sale. Any subsequent fair value write-downs or write-ups, to the extent of previous write-downs, are included in noninterest expense.
The following table shows a summary of other real estate and repossessions.

(Dollars in thousands)	June 30, 2023	December 31, 2022	June 30, 2022
Commercial and agricultural	$8	$—	$—
Solar	—	—	—
Auto and light truck	22	311	26
Medium and heavy duty truck	—	—	—
Aircraft	—	—	—
Construction equipment	—	—	—
Commercial real estate	—	—	—
Residential real estate and home equity	193	104	—
Consumer	17	16	76
Total	$240	$431	$102
For financial statement purposes, nonaccrual loans and leases are included in loan and lease outstandings, whereas repossessions and other real estate are included in other assets.

NONINTEREST INCOME
The following table shows the details of noninterest income.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Noninterest income:
Trust and wealth advisory	$6,467	$6,087	380	6.24%	$12,146	$12,001	145	1.21%
Service charges on deposit accounts	3,118	2,942	176	5.98%	6,121	5,734	387	6.75%
Debit card	4,701	4,561	140	3.07%	9,208	8,755	453	5.17%
Mortgage banking	926	1,062	(136)	(12.81)%	1,728	2,439	(711)	(29.15)%
Insurance commissions	1,641	1,568	73	4.66%	3,670	3,473	197	5.67%
Equipment rental	2,326	3,295	(969)	(29.41)%	4,829	6,957	(2,128)	(30.59)%
Losses on investment securities available-for-sale	—	—	—	NM	(44)	—	(44)	NM
Other	3,590	3,315	275	8.30%	8,434	6,616	1,818	27.48%
Total noninterest income	$22,769	$22,830	(61)	(0.27)%	$46,092	$45,975	117	0.25%
NM = Not Meaningful
Trust and wealth advisory fees (which include investment management fees, estate administration fees, mutual fund fees, annuity fees, and fiduciary fees) increased during the three and six months ended June 30, 2023 compared with the same periods a year ago. Trust and wealth advisory fees are largely based on the number and size of client relationships and the market value of assets under management. The market value of trust assets under management at June 30, 2023, December 31, 2022, and June 30, 2022 was $5.01 billion, $4.84 billion, and $4.65 billion, respectively. The stock and bond market made steady trends upward during the first six months of 2023 which resulted in an increase in the market value of trust assets under management compared to December 31, 2022.
Service charges on deposit accounts increased for the three and six months ended June 30, 2023 over the comparable periods in 2022. The increase primarily reflects a higher volume of consumer nonsufficient fund transactions.
Debit card income increased during the first three and six months ended June 30, 2023 compared to the same periods a year ago due to an increased volume of debit card transactions.
Mortgage banking income decreased in the three and six months ended June 30, 2023 as compared to the same periods in 2022. The reduction is mainly from lower mortgage origination volumes resulting in lower income from loans sold in the secondary market. Demand for mortgages has continued to decline as higher rates have adversely impacted refinancing volumes, affordability and market activity.
Insurance commissions grew during the three and six months ended June 30, 2023 compared to the same periods a year ago. The increase during 2023 was mainly due to increased contingent commissions received and new business.
Equipment rental income decreased for the three and six months ended June 30, 2023 over the comparable periods in 2022. The decline was the result of a reduction in the construction equipment and medium and heavy duty truck portfolios resulting in the average equipment rental portfolio decreasing by 31.6% over the same periods a year ago due to changing customer preferences and competitive pricing pressures for new business.
Losses on available-for-sale investment securities sold during the six months ended June 30, 2023 were immaterial. The sales proceeds were used to support liquidity and fund loan growth during the first quarter of 2023.
Other income increased for the three and six months ended June 30, 2023 compared to the comparable periods in 2022. The increase is primarily due to partnership investment gains on sale of renewable energy tax equity investments of $1.11 million during the first quarter, increased customer interest rate swap fees, and higher bank owned life insurance policy income.

NONINTEREST EXPENSE
The following table shows the details of noninterest expense.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$28,236	$25,562	2,674	10.46%	$56,833	$51,029	5,804	11.37%
Net occupancy	2,676	2,524	152	6.02%	5,298	5,335	(37)	(0.69)%
Furniture and equipment	1,414	1,384	30	2.17%	2,721	2,679	42	1.57%
Data processing	6,268	5,402	866	16.03%	12,425	10,610	1,815	17.11%
Depreciation – leased equipment	1,876	2,664	(788)	(29.58)%	3,898	5,679	(1,781)	(31.36)%
Professional fees	1,704	2,094	(390)	(18.62)%	2,386	3,702	(1,316)	(35.55)%
FDIC and other insurance	1,344	893	451	50.50%	2,704	1,743	961	55.13%
Business development and marketing	1,649	1,669	(20)	(1.20)%	3,621	2,937	684	23.29%
Other	3,998	3,463	535	15.45%	8,700	7,277	1,423	19.55%
Total noninterest expense	$49,165	$45,655	3,510	7.69%	$98,586	$90,991	7,595	8.35%
Salaries and employee benefits increased during the three and six months ended June 30, 2023 compared to the same periods in 2022. Higher base salaries were a result of normal merit increases, wage inflation as well as a higher headcount due to fewer open positions compared to the previous year. Additionally, group insurance claims were elevated during the first quarter.
Net occupancy expense increased during the three months ended June 30, 2023 compared to the same period in 2022 and slightly declined during the six months ended June 30, 2023 compared to the same period a year ago. The quarterly increase was primarily due to increased premises repairs and cleaning offset by reduced real estate taxes.
Furniture and equipment expense, including depreciation, increased during the three and six months ended June 30, 2023 compared to the same periods a year ago mainly due to equipment and furniture expense and automobile mileage offset by reduced equipment rent expense.
Data processing expense grew during the three and six months ended June 30, 2023 compared to the same periods a year ago due primarily to higher computer processing charges and software maintenance expense on technology projects.
Depreciation on leased equipment decreased for the three and six months ended June 30, 2023 compared to the same periods in 2022. Depreciation on leased equipment correlates with the decrease in equipment rental income.
Professional fees were lower during the second quarter and first half of 2023 compared to the same periods a year ago. The decline was mostly due to reduced legal fees primarily from a $1.08 million reversal of accrued legal fees during the first quarter and fewer consulting fees offset by increased board of directors fees.
FDIC and other insurance was higher during the three and six months ended June 30, 2023 compared to the same periods in 2022. The increase was mainly due to higher FDIC insurance premiums due to a two basis-point increase in assessment rates during the first quarter of 2023.
Business development and marketing expense was slightly lower during the second quarter and higher during the first half of 2023 compared to the same periods a year ago in 2022. The rise was due to increased marketing promotions during the first quarter of 2023 as well as increased business meals, entertainment, and travel opportunities compared to the same period a year ago as COVID-19 restrictions were being lifted.
Other expenses were higher during the three and six months ended June 30, 2023 compared to the same periods in 2022. The increase was primarily the result of a rise in the provision for unfunded loan commitments, higher collection and repossession expenses, an increase in the interest rate swap valuation provision, increased postage costs, elevated employment and relocation costs, and external trainings and associated travel for the training.
INCOME TAXES
The provision for income taxes for the three and six month periods ended June 30, 2023 was $9.63 million and $18.91 million compared to $8.80 million and $16.60 million for the same periods in 2022. The effective tax rate was 22.88% and 23.09% for the quarter ended June 30, 2023 and 2022, respectively and 22.93% and 22.63% for the six months ended June 30, 2023 and 2022, respectively. The increase in the year-to-date effective tax rate was due to higher permanent book and tax differences in relationship to pretax income during the first six months in 2023 compared to 2022.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risks faced by 1st Source since December 31, 2022. For information regarding our market risk, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2022.
ITEM 4.
CONTROLS AND PROCEDURES
As of the end of the period covered by this report an evaluation was carried out, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2023, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the second fiscal quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION
ITEM 1.        Legal Proceedings.
1st Source and its subsidiaries are involved in various legal proceedings that are inherent risks of, or incidental to, the conduct of our businesses. Management does not expect the outcome of any such proceedings will have a material adverse effect on our consolidated financial position or results of operations.
ITEM 1A.    Risk Factors.
The Company is attentive to various risks and continuously evaluates the potential impact of such risks. Except as set forth below, where already disclosed risk factors have been updated for the current period, there have been no material updates or changes in risks faced by 1st Source since December 31, 2022. For information regarding our risk factors, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2022.
We could experience an unexpected inability to obtain needed liquidity which could adversely affect our business, profitability, and viability as a going concern— Liquidity measures the ability to meet current and future cash flow needs as they become due. The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of interest rate market opportunities and is essential to a financial institution’s business. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets, and its access to alternative sources of funds. The bank failures in 2023 exemplify the potential serious results of the unexpected inability of insured depository institutions to obtain needed liquidity to satisfy deposit withdrawal requests, including how quickly such requests can accelerate once uninsured depositors lose confidence in an institutions ability to satisfy its obligations to depositors. We seek to ensure our funding needs are met by maintaining a level of liquidity through asset and liability management. If we become unable to obtain funds when needed, it could have a material adverse effect on our business, financial condition, and results of operations. Additionally, under Indiana law governing the collateralization of public fund deposits, the Indiana Board for Depositories determines which financial institutions are required to pledge collateral based on the strength of their financial ratings. We have been informed that no collateral is required for our public fund deposits. However, the Board of Depositories could alter this requirement in the future, which could adversely affect our liquidity depending on the amount of collateral we may be required to pledge.

Technology security breaches — Information security risks have increased due to the sophistication and activities of organized crime, hackers, terrorists and other external parties and the use of online, telephone, and mobile banking channels by clients. Any compromise of our security could impair our reputation and deter our clients from using our banking services. Information security breaches can also disrupt the operation of information systems on which we depend, adversely affecting our business operations. Such events can result in costly remediation measures and litigation or governmental investigation and responding to security breaches can place unanticipated demands on the time and attention of management. We rely on security systems to provide the protection and authentication necessary to secure transmission of data against damage by theft, fire, power loss, telecommunications failure or similar catastrophic event, as well as from security breaches, ransomware, denial of service attacks, viruses, worms, and other disruptive problems caused by hackers. Computer break-ins, phishing and other disruptions of customer or vendor systems could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure. We maintain a cyber insurance policy that is designed to cover a majority of loss resulting from cyber security breaches, but there is no assurance such coverage or other protective measures we employ will be adequate to address all potential material adverse impacts.
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
ITEM 2.        Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs
April 01 - 30, 2023	—	$—	—	1,559,906
May 01 - 31, 2023	33,276	42.42	33,276	1,526,630
June 01 - 30, 2023	—	—	—	1,526,630

* 1st Source maintains a stock repurchase plan that was authorized by the Board of Directors on July 22, 2021. Under the terms of the plan, 1st Source may repurchase up to 2,000,000 shares of its common stock from time to time to mitigate the potential dilutive effects of stock-based incentive plans and other potential uses of common stock for corporate purposes. Since the inception of the plan, 1st Source has repurchased a total of 473,370 shares.
ITEM 3.        Defaults Upon Senior Securities.
None
ITEM 4.        Mine Safety Disclosures.
None
ITEM 5.        Other Information.
During the three months ended June 30, 2023, there were no Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements adopted, modified or terminated by any director or officer of the Company.

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

1st Source Corporation

DATE	July 20, 2023	/s/ CHRISTOPHER J. MURPHY III
Christopher J. Murphy III Chairman of the Board, President and CEO

DATE	July 20, 2023	/s/ BRETT A. BAUER
Brett A. Bauer Treasurer and Chief Financial Officer Principal Accounting Officer