Form 10-Q
period 2023-09-30
1ST SOURCE CORP
filed 2023-10-19
CIK 34782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Number of shares of common stock outstanding as of October 13, 2023 — 24,429,083 shares

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited - Dollars in thousands)

	September 30, 2023	December 31, 2022
ASSETS
Cash and due from banks	$75,729	$84,703
Federal funds sold and interest bearing deposits with other banks	35,406	38,094
Investment securities available-for-sale	1,605,242	1,775,128
Other investments	25,075	25,293
Mortgages held for sale	3,118	3,914
Loans and leases, net of unearned discount:
Commercial and agricultural	763,051	812,031
Solar	364,949	381,163
Auto and light truck	901,484	808,117
Medium and heavy duty truck	323,202	313,862
Aircraft	1,079,581	1,077,722
Construction equipment	1,062,097	938,503
Commercial real estate	1,088,199	943,745
Residential real estate and home equity	627,515	584,737
Consumer	143,570	151,282
Total loans and leases	6,353,648	6,011,162
Allowance for loan and lease losses	(144,074)	(139,268)
Net loans and leases	6,209,574	5,871,894
Equipment owned under operating leases, net	24,096	31,700
Net premises and equipment	43,951	44,773
Goodwill and intangible assets	83,921	83,907
Accrued income and other assets	418,946	380,010
Total assets	$8,525,058	$8,339,416
LIABILITIES
Deposits:
Noninterest-bearing demand	$1,680,725	$1,998,151
Interest-bearing deposits:
Interest-bearing demand	2,416,864	2,591,464
Savings	1,180,837	1,198,191
Time	1,689,066	1,140,459
Total interest-bearing deposits	5,286,767	4,930,114
Total deposits	6,967,492	6,928,265
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	48,335	141,432
Other short-term borrowings	223,757	74,097
Total short-term borrowings	272,092	215,529
Long-term debt and mandatorily redeemable securities	46,533	46,555
Subordinated notes	58,764	58,764
Accrued expenses and other liabilities	197,180	166,537
Total liabilities	7,542,061	7,415,650
SHAREHOLDERS’ EQUITY
Preferred stock; no par value
Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock; no par value
Authorized 40,000,000 shares; issued 28,205,674 at September 30, 2023 and December 31, 2022	436,538	436,538
Retained earnings	769,603	694,862
Cost of common stock in treasury (3,776,591 shares at September 30, 2023 and 3,543,388 shares at December 31, 2022)	(130,579)	(119,642)
Accumulated other comprehensive loss	(151,312)	(147,690)
Total shareholders’ equity	924,250	864,068
Noncontrolling interests	58,747	59,698
Total equity	982,997	923,766
Total liabilities and equity	$8,525,058	$8,339,416
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income:
Loans and leases	$100,206	$69,027	$280,195	$184,650
Investment securities, taxable	5,918	6,691	18,512	19,324
Investment securities, tax-exempt	319	339	1,131	630
Other	883	421	2,498	1,952
Total interest income	107,326	76,478	302,336	206,556
Interest expense:
Deposits	34,405	6,556	84,538	12,485
Short-term borrowings	2,136	380	5,154	427
Subordinated notes	1,060	904	3,108	2,578
Long-term debt and mandatorily redeemable securities	489	(296)	2,219	(948)
Total interest expense	38,090	7,544	95,019	14,542
Net interest income	69,236	68,934	207,317	192,014
Provision for credit losses	859	3,167	3,955	7,903
Net interest income after provision for credit losses	68,377	65,767	203,362	184,111
Noninterest income:
Trust and wealth advisory	5,648	5,498	17,794	17,499
Service charges on deposit accounts	3,297	3,240	9,418	8,974
Debit card	4,377	4,628	13,585	13,383
Mortgage banking	971	864	2,699	3,303
Insurance commissions	1,714	1,695	5,384	5,168
Equipment rental	2,101	2,761	6,930	9,718
Losses on investment securities available-for-sale	—	—	(44)	—
Other	6,347	3,321	14,781	9,937
Total noninterest income	24,455	22,007	70,547	67,982
Noninterest expense:
Salaries and employee benefits	28,866	26,386	85,699	77,415
Net occupancy	2,867	2,582	8,165	7,917
Furniture and equipment	1,217	1,372	3,938	4,051
Data processing	6,289	5,802	18,714	16,412
Depreciation – leased equipment	1,672	2,233	5,570	7,912
Professional fees	1,763	1,539	4,149	5,241
FDIC and other insurance	1,598	939	4,302	2,682
Business development and marketing	1,201	1,415	4,822	4,352
Other	4,693	3,063	13,393	10,340
Total noninterest expense	50,166	45,331	148,752	136,322
Income before income taxes	42,666	42,443	125,157	115,771
Income tax expense	9,727	9,698	28,640	26,295
Net income	32,939	32,745	96,517	89,476
Net (income) loss attributable to noncontrolling interests	—	(8)	(19)	(35)
Net income available to common shareholders	$32,939	$32,737	$96,498	$89,441
Per common share:
Basic net income per common share	$1.32	$1.32	$3.87	$3.59
Diluted net income per common share	$1.32	$1.32	$3.87	$3.59
Cash dividends	$0.32	$0.32	$0.96	$0.94
Basic weighted average common shares outstanding	24,660,508	24,656,736	24,677,914	24,697,106
Diluted weighted average common shares outstanding	24,660,508	24,656,736	24,677,914	24,697,106
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited - Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$32,939	$32,745	$96,517	$89,476
Other comprehensive income (loss):
Unrealized (depreciation) appreciation of available-for-sale securities	(15,287)	(72,275)	(4,624)	(200,061)
Reclassification adjustment for realized losses included in net income	—	—	44	—
Income tax effect	3,525	17,009	958	47,645
Other comprehensive (loss) income, net of tax	(11,762)	(55,266)	(3,622)	(152,416)
Comprehensive income (loss)	21,177	(22,521)	92,895	(62,940)
Comprehensive (income) loss attributable to noncontrolling interests	—	(8)	(19)	(35)
Comprehensive income (loss) available to common shareholders	$21,177	$(22,529)	$92,876	$(62,975)
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - Dollars in thousands, except per share amounts)

	Three Months Ended
	Preferred Stock	Common Stock	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss), Net	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at July 1, 2022	$—	$436,538	$646,600	$(119,876)	$(107,011)	$856,251	$54,416	$910,667
Net income	—	—	32,737	—	—	32,737	8	32,745
Other comprehensive loss	—	—	—	—	(55,266)	(55,266)	—	(55,266)
Issuance of 6,771 common shares under stock based compensation awards	—	—	118	133	—	251	—	251
Cost of 0 shares of common stock acquired for treasury	—	—	—	—	—	—	—	—
Common stock dividend ($0.32 per share)	—	—	(7,914)	—	—	(7,914)	—	(7,914)
Contributions from noncontrolling interests	—	—	—	—	—	—	6,073	6,073
Distributions to noncontrolling interests	—	—	—	—	—	—	(196)	(196)
Balance at September 30, 2022	$—	$436,538	$671,541	$(119,743)	$(162,277)	$826,059	$60,301	$886,360

Balance at July 1, 2023	$—	$436,538	$744,442	$(120,410)	$(139,550)	$921,020	$59,067	$980,087
Net income	—	—	32,939	—	—	32,939	—	32,939
Other comprehensive loss	—	—	—	—	(11,762)	(11,762)	—	(11,762)
Issuance of 7,409 common shares under stock based compensation awards	—	—	156	124	—	280	—	280
Cost of 260,887 shares of common stock acquired for treasury	—	—	—	(10,293)	—	(10,293)	—	(10,293)
Common stock dividend ($0.32 per share)	—	—	(7,934)	—	—	(7,934)	—	(7,934)
Distributions to noncontrolling interests	—	—	—	—	—	—	(320)	(320)
Balance at September 30, 2023	$—	$436,538	$769,603	$(130,579)	$(151,312)	$924,250	$58,747	$982,997

	Nine Months Ended
	Preferred Stock	Common Stock	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss), Net	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2022	$—	$436,538	$603,787	$(114,209)	$(9,861)	$916,255	$53,209	$969,464
Net income	—	—	89,441	—	—	89,441	35	89,476
Other comprehensive loss	—	—	—	—	(152,416)	(152,416)	—	(152,416)
Issuance of 67,485 common shares under stock based compensation awards	—	—	1,616	1,302	—	2,918	—	2,918
Cost of 149,819 shares of common stock acquired for treasury	—	—	—	(6,836)	—	(6,836)	—	(6,836)
Common stock dividend ($0.94 per share)	—	—	(23,303)	—	—	(23,303)	—	(23,303)
Contributions from noncontrolling interests	—	—	—	—	—	—	7,700	7,700
Distributions to noncontrolling interests	—	—	—	—	—	—	(643)	(643)
Balance at September 30, 2022	$—	$436,538	$671,541	$(119,743)	$(162,277)	$826,059	$60,301	886,360

Balance at January 1, 2023	$—	$436,538	$694,862	$(119,642)	$(147,690)	$864,068	$59,698	$923,766
Net income	—	—	96,498	—	—	96,498	19	96,517
Other comprehensive loss	—	—	—	—	(3,622)	(3,622)	—	(3,622)
Issuance of 77,319 common shares under stock based compensation awards	—	—	2,030	1,533	—	3,563	—	3,563
Cost of 310,522 shares of common stock acquired for treasury	—	—	—	(12,470)	—	(12,470)	—	(12,470)
Common stock dividend ($0.96 per share)	—	—	(23,787)	—	—	(23,787)	—	(23,787)
Distributions to noncontrolling interests	—	—	—	—	—	—	(970)	(970)
Balance at September 30, 2023	$—	$436,538	$769,603	$(130,579)	$(151,312)	$924,250	$58,747	$982,997
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Dollars in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net income	$96,517	$89,476
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,955	7,903
Depreciation of premises and equipment	3,421	3,452
Depreciation of equipment owned and leased to others	5,570	7,912
Stock-based compensation	3,408	2,510
Amortization of investment securities premiums and accretion of discounts, net	3,116	3,098
Amortization of mortgage servicing rights	652	1,033
Amortization of right of use assets	2,319	2,369
Deferred income taxes	(5,613)	(5,428)
Losses on investment securities available-for-sale	44	—
Originations of loans held for sale, net of principal collected	(33,843)	(73,718)
Proceeds from the sales of loans held for sale	35,673	85,206
Net gain on sale of loans held for sale	(1,034)	(1,262)
Net gain on sale of other real estate and repossessions	(111)	(267)
Change in interest receivable	(3,373)	(2,866)
Change in interest payable	23,031	1,249
Change in other assets	1,233	10,049
Change in other liabilities	11,740	3,650
Other	(2,919)	(2,623)
Net change in operating activities	143,786	131,743

Investing activities:
Proceeds from sales of investment securities available-for-sale	64,928	—
Proceeds from maturities and paydowns of investment securities available-for-sale	100,218	162,766
Purchases of investment securities available-for-sale	(3,000)	(304,078)
Net change in partnership investments	(29,908)	(16,917)
Net change in other investments	218	1,651
Loans sold or participated to others	37,750	35,252
Proceeds from principal payments on direct finance leases	46,841	48,610
Net change in loans and leases	(427,933)	(500,707)
Net change in equipment owned under operating leases	2,034	7,557
Purchases of premises and equipment	(2,608)	(1,269)
Proceeds from disposal of premises and equipment	9	18
Purchases of bank owned life insurance policies	—	(10,000)
Proceeds from sales of other real estate and repossessions	1,443	2,421
Net change in investing activities	(210,008)	(574,696)

Financing activities:
Net change in demand deposits and savings accounts	(509,380)	47,392
Net change in time deposits	548,607	(105,226)
Net change in short-term borrowings	56,563	140,435
Payments on long-term debt	(3,383)	(23,740)
Stock issued under stock purchase plans	77	252
Acquisition of treasury stock	(12,470)	(6,836)
Net (distributions to) contributions from noncontrolling interests	(970)	7,057
Cash dividends paid on common stock	(24,484)	(23,964)
Net change in financing activities	54,560	35,370

Net change in cash and cash equivalents	(11,662)	(407,583)
Cash and cash equivalents, beginning of year	122,797	525,187
Cash and cash equivalents, end of period	$111,135	$117,604
Supplemental Information:
Non-cash transactions:
Loans transferred to other real estate and repossessed assets	$1,251	$1,322
Common stock matching contribution to Employee Stock Ownership and Profit Sharing Plan	1,753	683
Right of use assets obtained in exchange for lease obligations	3,774	846
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
Note 3 — Investment Securities Available-For-Sale
The following table shows investment securities available-for-sale.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2023
U.S. Treasury and Federal agencies securities	$1,028,272	$—	$(81,310)	$946,962
U.S. States and political subdivisions securities	106,089	—	(9,105)	96,984
Mortgage-backed securities — Federal agencies	660,447	—	(107,984)	552,463
Corporate debt securities	8,457	—	(206)	8,251
Foreign government and other securities	600	—	(18)	582
Total debt securities available-for-sale	$1,803,865	$—	$(198,623)	$1,605,242

December 31, 2022
U.S. Treasury and Federal agencies securities	$1,090,743	$—	$(92,145)	$998,598
U.S. States and political subdivisions securities	130,670	591	(8,499)	122,762
Mortgage-backed securities — Federal agencies	730,672	60	(93,674)	637,058
Corporate debt securities	16,486	—	(355)	16,131
Foreign government and other securities	600	—	(21)	579
Total debt securities available-for-sale	$1,969,171	$651	$(194,694)	$1,775,128
Amortized cost excludes accrued interest receivable which is included in Accrued Income and Other Assets on the Consolidated Statements of Financial Condition. At September 30, 2023 and December 31, 2022, accrued interest receivable on investment securities available-for-sale was $5.13 million and $5.98 million, respectively.
At September 30, 2023 and December 31, 2022, the residential mortgage-backed securities held by the Company consisted primarily of GNMA, FNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government (Government Sponsored Enterprise, GSEs).

The following table shows the contractual maturities of investments in debt securities available-for-sale at September 30, 2023. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$193,901	$188,714
Due after one year through five years	916,116	833,950
Due after five years through ten years	12,827	11,068
Due after ten years	20,574	19,047
Mortgage-backed securities	660,447	552,463
Total debt securities available-for-sale	$1,803,865	$1,605,242
The following table summarizes gross unrealized losses and fair value by investment category and age. At September 30, 2023, the Company’s available-for-sale securities portfolio consisted of 698 securities, 698 of which were in an unrealized loss position.

	Less than 12 Months		12 months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2023
U.S. Treasury and Federal agencies securities	$—	$—	$946,962	$(81,310)	$946,962	$(81,310)
U.S. States and political subdivisions securities	23,888	(1,278)	73,096	(7,827)	96,984	(9,105)
Mortgage-backed securities - Federal agencies	13,010	(479)	539,453	(107,505)	552,463	(107,984)
Corporate debt securities	—	—	8,251	(206)	8,251	(206)
Foreign government and other securities	—	—	582	(18)	582	(18)
Total debt securities available-for-sale	$36,898	$(1,757)	$1,568,344	$(196,866)	$1,605,242	$(198,623)

December 31, 2022
U.S. Treasury and Federal agencies securities	$164,481	$(6,299)	$834,117	$(85,846)	$998,598	$(92,145)
U.S. States and political subdivisions securities	57,592	(2,126)	38,834	(6,373)	96,426	(8,499)
Mortgage-backed securities - Federal agencies	198,469	(13,482)	426,989	(80,192)	625,458	(93,674)
Corporate debt securities	16,132	(355)	—	—	16,132	(355)
Foreign government and other securities	484	(16)	95	(5)	579	(21)
Total debt securities available-for-sale	$437,158	$(22,278)	$1,300,035	$(172,416)	$1,737,193	$(194,694)
The Company does not consider available-for-sale securities with unrealized losses at September 30, 2023 to be experiencing credit losses and recognized no resulting allowance for credit losses. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost basis, which may be the maturity dates of the securities. The unrealized losses occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase.
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
At September 30, 2023 and December 31, 2022, investment securities available-for-sale with carrying values of $418.28 million and $282.87 million, respectively, were pledged as collateral for security repurchase agreements and for other purposes.

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

The following table shows the amortized cost of loans and leases, segregated by portfolio segment, credit quality rating and year of origination as of September 30, 2023 and gross charge-offs for the nine months ended September 30, 2023.

	Term Loans and Leases by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and agricultural
Grades 1-6	$124,559	$127,855	$76,034	$43,890	$24,025	$18,156	$316,644	$—	$731,163
Grades 7-12	4,203	2,304	6,341	494	1,162	677	16,707	—	31,888
Total commercial and agricultural	128,762	130,159	82,375	44,384	25,187	18,833	333,351	—	763,051
Current period gross charge-offs	455	411	—	17	4	—	1,946	—	2,833
Solar
Grades 1-6	129,390	24,436	89,699	30,775	57,010	26,392	—	—	357,702
Grades 7-12	—	—	—	1,054	5,513	680	—	—	7,247
Total solar	129,390	24,436	89,699	31,829	62,523	27,072	—	—	364,949
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Auto and light truck
Grades 1-6	471,833	290,946	75,619	30,020	17,041	6,856	—	—	892,315
Grades 7-12	1,033	2,471	789	3,116	817	943	—	—	9,169
Total auto and light truck	472,866	293,417	76,408	33,136	17,858	7,799	—	—	901,484
Current period gross charge-offs	—	140	75	4	19	63	—	—	301
Medium and heavy duty truck
Grades 1-6	86,301	132,020	50,345	28,630	20,275	5,631	—	—	323,202
Grades 7-12	—	—	—	—	—	—	—	—	—
Total medium and heavy duty truck	86,301	132,020	50,345	28,630	20,275	5,631	—	—	323,202
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Aircraft
Grades 1-6	166,133	389,870	214,169	179,737	49,474	41,619	5,776	—	1,046,778
Grades 7-12	4,310	9,677	7,161	4,819	—	6,836	—	—	32,803
Total aircraft	170,443	399,547	221,330	184,556	49,474	48,455	5,776	—	1,079,581
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Construction equipment
Grades 1-6	370,642	372,029	149,279	74,922	36,373	10,066	22,795	2,418	1,038,524
Grades 7-12	4,689	16,805	1,180	568	154	41	—	136	23,573
Total construction equipment	375,331	388,834	150,459	75,490	36,527	10,107	22,795	2,554	1,062,097
Current period gross charge-offs	—	44	1	—	—	—	—	—	45
Commercial real estate
Grades 1-6	252,567	252,121	154,744	109,181	90,192	202,871	292	—	1,061,968
Grades 7-12	144	2,747	856	5,752	4,602	12,130	—	—	26,231
Total commercial real estate	252,711	254,868	155,600	114,933	94,794	215,001	292	—	1,088,199
Current period gross charge-offs	—	39	—	—	179	—	—	—	218
Residential real estate and home equity
Performing	67,545	112,070	92,751	89,539	31,394	75,909	151,550	5,121	625,879
Nonperforming	—	84	74	—	414	632	356	76	1,636
Total residential real estate and home equity	67,545	112,154	92,825	89,539	31,808	76,541	151,906	5,197	627,515
Current period gross charge-offs	—	—	—	—	—	54	1	—	55
Consumer
Performing	43,514	53,780	22,705	7,552	3,441	1,346	10,841	—	143,179
Nonperforming	—	173	120	49	42	7	—	—	391
Total consumer	43,514	53,953	22,825	7,601	3,483	1,353	10,841	—	143,570
Current period gross charge-offs	$353	$374	$90	$26	$13	$3	$20	$—	$879

The following table shows the amortized cost of loans and leases, segregated by portfolio segment, credit quality rating and year of origination as of December 31, 2022.

	Term Loans and Leases by Origination Year
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and agricultural
Grades 1-6	$159,317	$107,232	$71,365	$35,874	$17,192	$13,860	$370,553	$—	$775,393
Grades 7-12	4,491	5,934	60	2,094	1,644	1,040	21,375	—	36,638
Total commercial and agricultural	163,808	113,166	71,425	37,968	18,836	14,900	391,928	—	812,031
Solar
Grades 1-6	109,393	113,276	35,660	72,652	18,518	20,654	—	—	370,153
Grades 7-12	—	—	1,091	5,678	701	3,540	—	—	11,010
Total solar	109,393	113,276	36,751	78,330	19,219	24,194	—	—	381,163
Auto and light truck
Grades 1-6	521,399	155,508	62,063	32,975	10,946	3,476	—	—	786,367
Grades 7-12	5,972	3,366	5,836	2,836	1,792	1,948	—	—	21,750
Total auto and light truck	527,371	158,874	67,899	35,811	12,738	5,424	—	—	808,117
Medium and heavy duty truck
Grades 1-6	158,296	66,533	43,711	31,980	10,053	3,274	—	—	313,847
Grades 7-12	—	—	—	—	—	15	—	—	15
Total medium and heavy duty truck	158,296	66,533	43,711	31,980	10,053	3,289	—	—	313,862
Aircraft
Grades 1-6	438,481	273,726	213,661	57,379	31,085	35,012	3,687	—	1,053,031
Grades 7-12	12,962	4,253	6,190	—	—	1,286	—	—	24,691
Total aircraft	451,443	277,979	219,851	57,379	31,085	36,298	3,687	—	1,077,722
Construction equipment
Grades 1-6	475,854	213,349	106,409	59,204	17,834	4,593	23,310	2,754	903,307
Grades 7-12	20,709	7,757	2,483	1,878	313	32	583	1,441	35,196
Total construction equipment	496,563	221,106	108,892	61,082	18,147	4,625	23,893	4,195	938,503
Commercial real estate
Grades 1-6	271,526	164,173	121,685	97,470	102,271	168,391	251	—	925,767
Grades 7-12	1,532	1,716	7,824	5,789	47	1,070	—	—	17,978
Total commercial real estate	273,058	165,889	129,509	103,259	102,318	169,461	251	—	943,745
Residential real estate and home equity
Performing	115,154	100,690	97,205	34,498	6,864	81,653	142,724	4,115	582,903
Nonperforming	—	131	693	—	—	725	180	105	1,834
Total residential real estate and home equity	115,154	100,821	97,898	34,498	6,864	82,378	142,904	4,220	584,737
Consumer
Performing	74,258	34,619	12,924	7,375	2,977	692	18,098	—	150,943
Nonperforming	148	65	49	53	12	12	—	—	339
Total consumer	$74,406	$34,684	$12,973	$7,428	$2,989	$704	$18,098	$—	$151,282

The following table shows the amortized cost of loans and leases, segregated by portfolio segment, with delinquency aging and nonaccrual status.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Total Accruing Loans	Nonaccrual	Total Financing Receivables
September 30, 2023
Commercial and agricultural	$756,225	$572	$—	$—	$756,797	$6,254	$763,051
Solar	364,949	—	—	—	364,949	—	364,949
Auto and light truck	895,298	1,115	12	—	896,425	5,059	901,484
Medium and heavy duty truck	323,202	—	—	—	323,202	—	323,202
Aircraft	1,079,135	—	446	—	1,079,581	—	1,079,581
Construction equipment	1,059,212	2,270	—	—	1,061,482	615	1,062,097
Commercial real estate	1,085,383	—	—	—	1,085,383	2,816	1,088,199
Residential real estate and home equity	624,675	811	393	111	625,990	1,525	627,515
Consumer	142,550	562	67	43	143,222	348	143,570
Total	$6,330,629	$5,330	$918	$154	$6,337,031	$16,617	$6,353,648

December 31, 2022
Commercial and agricultural	$810,223	$944	$—	$—	$811,167	$864	$812,031
Solar	381,163	—	—	—	381,163	—	381,163
Auto and light truck	793,610	353	1	—	793,964	14,153	808,117
Medium and heavy duty truck	313,845	—	2	—	313,847	15	313,862
Aircraft	1,075,865	223	1,063	—	1,077,151	571	1,077,722
Construction equipment	932,603	431	—	—	933,034	5,469	938,503
Commercial real estate	940,516	—	—	—	940,516	3,229	943,745
Residential real estate and home equity	582,053	562	288	49	582,952	1,785	584,737
Consumer	150,328	416	199	5	150,948	334	151,282
Total	$5,980,206	$2,929	$1,553	$54	$5,984,742	$26,420	$6,011,162
Accrued interest receivable on loans and leases at September 30, 2023 and December 31, 2022 was $22.81 million and $18.75 million, respectively.
Loan Modification Disclosures Pursuant to ASU 2022-02
The following table shows the amortized cost of loans and leases at September 30, 2023 that were both experiencing financial difficulty and modified during the three months ended September 30, 2023, segregated by portfolio segment and type of modification. The percentage of the amortized cost of loans and leases that were modified to borrowers in financial distress as compared to the amortized cost of each segment of financial receivable is also presented below.

(Dollars in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay and Term Extension	% of Total Segment Financing Receivables
Commercial and agricultural	$196	$—	$—	$500	0.09%
Total	$196	$—	$—	$500	0.01%
The following table shows the amortized cost of loans and leases at September 30, 2023 that were both experiencing financial difficulty and modified during the nine months ended September 30, 2023, segregated by portfolio segment and type of modification. The percentage of the amortized cost of loans and leases that were modified to borrowers in financial distress as compared to the amortized cost of each segment of financial receivable is also presented below.

(Dollars in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay and Term Extension	% of Total Segment Financing Receivables
Commercial and agricultural	$3,360	$125	$—	$1,312	0.63%
Construction equipment	—	1,809	—	—	0.17
Commercial real estate	296	—	451	—	0.07
Total	$3,656	$1,934	$451	$1,312	0.12%
There were $0.19 million commitments to lend additional amounts to the borrowers included in the previous tables at September 30, 2023.

The Company closely monitors the performance of loans and leases that have been modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table shows the performance of such loans and leases that have been modified during the three months ended September 30, 2023.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due
Commercial and agricultural	$696	$—	$—	$—	$—
Total	$696	$—	$—	$—	$—
The following table shows the performance of such loans and leases that have been modified during the nine months ended September 30, 2023.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due
Commercial and agricultural	$1,633	$—	$—	$3,164	$3,164
Construction equipment	1,809	—	—	—	—
Commercial real estate	747	—	—	—	—
Total	$4,189	$—	$—	$3,164	$3,164
The following table shows the financial effect of loan and lease modifications presented above to borrowers experiencing financial difficulty for the three months ended September 30, 2023.

	Weighted- Average Payment Delay (in months)	Combination Weighted-Average Payment Delay and Term Extension (in months)
Commercial and agricultural	6	13
Total	6	13
The following table shows the financial effect of loan and lease modifications presented above to borrowers experiencing financial difficulty for the nine months ended September 30, 2023.

	Weighted- Average Interest Rate Reduction	Weighted- Average Term Extension (in months)	Weighted- Average Payment Delay (in months)	Combination Weighted-Average Payment Delay and Term Extension (in months)
Commercial and agricultural	—%	3	6	44
Construction equipment	—%	5	0	0
Commercial real estate	3.00%	0	3	0
Total	3.00%	4	6	44
There was one modified loan that had a payment default during the nine months ended September 30, 2023 and was modified in the twelve months prior to that default to a borrower experiencing financial difficulty.

Upon the Company’s determination that a modified loan or lease has subsequently been deemed uncollectible, the loan or lease is written off. Therefore, the amortized cost of the loan is reduced by the uncollectible amount and the allowance for loan and lease losses is adjusted by the same amount.
Troubled Debt Restructuring (TDR) Disclosures Prior to the Adoption of ASU 2022-02
There were no loan and lease modifications classified as a TDR during the three and nine months ended September 30, 2022. The classification between nonperforming and performing is determined at the time of modification. Modification programs focus on extending maturity dates or modifying payment patterns with most TDRs experiencing a combination of concessions. Modifications do not result in the contractual forgiveness of principal or interest. There were no modifications during the three and nine months ended September 30, 2022 that resulted in an interest rate below market rate.

There were no TDR which had a payment default within the twelve months following modification during the three months ended September 30, 2022 and one TDR which had a payment default within the twelve months following modification during the nine months ended September 30, 2022. Default occurs when a loan or lease is 90 days or more past due under the modified terms or transferred to nonaccrual.
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
The following table shows the changes in the allowance for loan and lease losses, segregated by portfolio segment, for the three months ended September 30, 2023 and 2022.

(Dollars in thousands)	Commercial and agricultural	Solar	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer	Total
September 30, 2023
Balance, beginning of period	$16,637	$6,308	$17,173	$7,556	$40,571	$26,105	$20,356	$6,767	$2,069	$143,542
Charge-offs	2,261	—	189	—	—	—	—	45	283	2,778
Recoveries	20	—	1,825	—	243	284	—	1	78	2,451
Net charge-offs (recoveries)	2,241	—	(1,636)	—	(243)	(284)	—	44	205	327
Provision (recovery of provision)	573	(203)	(2,471)	155	(354)	506	2,288	168	197	859
Balance, end of period	$14,969	$6,105	$16,338	$7,711	$40,460	$26,895	$22,644	$6,891	$2,061	$144,074

September 30, 2022
Balance, beginning of period	$16,110	$6,652	$19,057	$6,709	$36,987	$21,171	$18,416	$5,779	$1,984	$132,865
Charge-offs	414	—	66	—	—	—	—	17	223	720
Recoveries	39	—	91	—	176	11	17	1	89	424
Net charge-offs (recoveries)	375	—	(25)	—	(176)	(11)	(17)	16	134	296
Provision (recovery of provision)	412	142	(85)	304	132	1,667	57	306	232	3,167
Balance, end of period	$16,147	$6,794	$18,997	$7,013	$37,295	$22,849	$18,490	$6,069	$2,082	$135,736

The following table shows the changes in the allowance for loan and lease losses, segregated by portfolio segment, for the nine months ended September 30, 2023 and 2022.

(Dollars in thousands)	Commercial and agricultural	Solar	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer	Total
September 30, 2023
Balance, beginning of period	$14,635	$7,217	$18,634	$7,566	$41,093	$24,039	$17,431	$6,478	$2,175	$139,268
Charge-offs	2,833	—	301	—	—	45	218	55	879	4,331
Recoveries	209	—	3,414	—	746	291	6	327	189	5,182
Net charge-offs (recoveries)	2,624	—	(3,113)	—	(746)	(246)	212	(272)	690	(851)
Provision (recovery of provision)	2,958	(1,112)	(5,409)	145	(1,379)	2,610	5,425	141	576	3,955
Balance, end of period	$14,969	$6,105	$16,338	$7,711	$40,460	$26,895	$22,644	$6,891	$2,061	$144,074

September 30, 2022
Balance, beginning of period	$15,409	$6,585	$19,624	$6,015	$33,628	$19,673	$19,691	$5,084	$1,783	$127,492
Charge-offs	453	—	98	—	—	48	—	27	545	1,171
Recoveries	46	—	212	—	653	11	43	129	418	1,512
Net charge-offs (recoveries)	407	—	(114)	—	(653)	37	(43)	(102)	127	(341)
Provision (recovery of provision)	1,145	209	(741)	998	3,014	3,213	(1,244)	883	426	7,903
Balance, end of period	$16,147	$6,794	$18,997	$7,013	$37,295	$22,849	$18,490	$6,069	$2,082	$135,736
The allowance for credit losses increased during the quarter in response to loan growth. The previous quarter’s forecast adjustment was maintained as it continues to be applicable to economic conditions expected during the forecast period. Ongoing risks include a sluggish domestic GDP outlook, tightening credit conditions, broader market liquidity concerns, persistent inflation, higher interest rates, and heightened geopolitical uncertainty. Credit quality metrics remain stable with special attention credit outstandings showing minimal change during the quarter and continued low delinquency rates. Charge-off activity during the quarter increased as compared to the previous quarter but was largely offset by ongoing recoveries resulting in a modest net charge-off position for the period.
Commercial and agricultural – the decrease in the allowance in the current quarter was principally due to a decrease in loan balances and the elimination of a specific impairment on one account because of a charge-off during the period. The allowance is higher year-to-date due primarily to an upward adjustment to qualitative factors in the portfolio in the prior period to recognize higher risks in the manufacturing sector.
Solar – the allowance declined due to a decrease in loan balances. Credit quality remains stable.
Auto and light truck – the allowance was lower during the quarter and year-to-date as a decline in loan outstandings in higher risk segments of the portfolio was only partially offset by continued loan growth in the auto rental and leasing sectors.
Medium and heavy duty truck – the allowance increased due to modest loan growth. Credit quality metrics continue to be strong for this portfolio. Energy price volatility and driver availability remain a challenge.
Aircraft – the allowance decreased during the quarter as loan growth in the domestic portfolio was offset by a decline in loan balances in the higher reserved foreign segment of the portfolio. The allowance decreased year-to-date due to lower historical loss rates due to recovery activity with minimal change in loan outstandings. The portfolio has been bolstered by higher collateral values somewhat offset by continuing economic concerns related primarily to Latin American-based foreign loans. The Company has historically carried a higher allowance in this portfolio due to risk volatility.
Construction equipment – the allowance increased primarily due to continued loan growth in the portfolio.
Commercial real estate – the allowance increased due to loan growth. Higher interest rates and shifting demand dynamics have impacted commercial real estate. The Company’s exposure to non-owner occupied office property is minimal.
Residential real estate and home equity – the allowance increased due to loan growth.
Consumer – the allowance decreased slightly due to lower loan outstandings.

Economic Outlook
As of September 30, 2023, the most significant economic factors impacting the Company’s loan portfolios are a sluggish domestic growth outlook, exacerbated by persistent inflation, higher interest rates, and global conflicts and resultant elevated geopolitical uncertainty. The Company remains concerned about the impact of tighter credit conditions on the economy and the effect that may have on future economic growth. The forecast considers global and domestic economic impacts from these factors as well as other key economic factors such as change in gross domestic product and unemployment which may impact the Company’s clients. The Company’s assumption was that economic growth will slow during the forecast period and inflation will remain above the 2% Federal Reserve target rate resulting in an adverse impact on the loan and lease portfolio over the next two years.
As a result of geopolitical risks and economic uncertainty, the Company’s future loss estimates may vary considerably from the September 30, 2023 assumptions.
Liability for Credit Losses on Unfunded Loan Commitments
The liability for credit losses inherent in unfunded loan commitments is included in Accrued Expenses and Other Liabilities on the Consolidated Statements of Financial Condition. The following table shows the changes in the liability for credit losses on unfunded loan commitments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Balance, beginning of period	$7,370	$5,497	$5,616	$4,196
Provision (recovery of provision)	649	(281)	2,403	1,020
Balance, end of period	$8,019	$5,216	$8,019	$5,216
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Direct finance leases:
Interest income on lease receivable	$3,584	$2,402	$9,939	$6,112

Operating leases:
Income related to lease payments	$2,101	$2,761	$6,930	$9,718
Depreciation expense	1,672	2,233	5,570	7,912
Income related to reimbursements from lessees for personal property tax on operating leased equipment for the three months ended September 30, 2023 and 2022 was $0.00 million and $0.08 million, respectively and for the nine months ended September 30, 2023 and 2022 was $0.23 million and $0.31 million, respectively. Expense related to personal property tax payments on operating leased equipment for the three months ended September 30, 2023 and 2022 was $0.00 million and $0.08 million, respectively and for the nine months ended September 30, 2023 and 2022 was $0.23 million and $0.31 million.

Note 7 — Mortgage Servicing Rights
The Company recognizes the rights to service residential mortgage loans for others as separate assets, whether the servicing rights are acquired through a separate purchase or through the sale of originated loans with servicing rights retained. The Company allocates a portion of the total proceeds of a mortgage loan to servicing rights based on the relative fair value. The unpaid principal balance of residential mortgage loans serviced for third parties was $815.27 million and $848.96 million at September 30, 2023 and December 31, 2022, respectively.
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
The following table shows changes in the carrying value of MSRs and the associated valuation allowance.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Mortgage servicing rights:
Balance at beginning of period	$3,874	$4,443	$4,137	$4,671
Additions	119	152	291	660
Amortization	(217)	(297)	(652)	(1,033)
Carrying value before valuation allowance at end of period	3,776	4,298	3,776	4,298
Valuation allowance:
Balance at beginning of period	—	—	—	—
Impairment recoveries	—	—	—	—
Balance at end of period	$—	$—	$—	$—
Net carrying value of mortgage servicing rights at end of period	$3,776	$4,298	$3,776	$4,298
Fair value of mortgage servicing rights at end of period	$8,029	$7,493	$8,029	$7,493
At September 30, 2023 and 2022, the fair value of MSRs exceeded the carrying value reported in the Consolidated Statements of Financial Condition by $4.25 million and $3.20 million, respectively. This difference represents increases in the fair value of certain MSRs that could not be recorded above cost basis.
Mortgage loan contractual servicing fees, including late fees and ancillary income, were $0.63 million and $0.69 million for the three months ended September 30, 2023 and 2022, respectively. Mortgage loan contractual servicing fees, including late fees and ancillary income, were $1.92 million and $2.13 million for the nine months ended September 30, 2023 and 2022, respectively. Mortgage loan contractual servicing fees are included in Mortgage Banking on the Consolidated Statements of Income.
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
The following table shows financial instruments whose contract amounts represent credit risk.

(Dollars in thousands)	September 30, 2023	December 31, 2022
Amounts of commitments:
Loan commitments to extend credit	$1,450,666	$1,234,866
Standby letters of credit	$18,111	$18,055
Commercial and similar letters of credit	$2,724	$2,368
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
The following table shows the amounts of non-hedging derivative financial instruments.

		Asset derivatives		Liability derivatives
(Dollars in thousands)	Notional or contractual amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
September 30, 2023
Interest rate swap contracts	$950,362	Other assets	$27,021	Other liabilities	$27,531
Loan commitments	4,388	Mortgages held for sale	143	N/A	—
Forward contracts - mortgage loan	6,250	Mortgages held for sale	36	N/A	—
Total	$961,000		$27,200		$27,531

December 31, 2022
Interest rate swap contracts	$881,600	Other assets	$24,838	Other liabilities	$25,307
Loan commitments	2,638	Mortgages held for sale	67	N/A	—
Forward contracts - mortgage loan	3,750	Mortgages held for sale	24	N/A	—
Total	$887,988		$24,929		$25,307

The following table shows the amounts included in the Consolidated Statements of Income for non-hedging derivative financial instruments.

		Gain (loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	Statement of Income classification	2023	2022	2023	2022
Interest rate swap contracts	Other expense	$(42)	$(252)	$(41)	$(69)
Interest rate swap contracts	Other income	475	83	766	83
Loan commitments	Mortgage banking	(14)	(197)	76	(424)
Forward contracts - mortgage loan	Mortgage banking	8	83	12	93
Total		$427	$(283)	$813	$(317)
The following table shows the offsetting of financial assets and derivative assets.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2023
Interest rate swaps	$27,021	$—	$27,021	$—	$28,555	$(1,534)

December 31, 2022
Interest rate swaps	$24,838	$—	$24,838	$—	$25,295	$(457)
The following table shows the offsetting of financial liabilities and derivative liabilities.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
September 30, 2023
Interest rate swaps	$27,531	$—	$27,531	$—	$—	$27,531
Repurchase agreements	48,335	—	48,335	48,335	—	—
Total	$75,866	$—	$75,866	$48,335	$—	$27,531

December 31, 2022
Interest rate swaps	$25,307	$—	$25,307	$—	$—	$25,307
Repurchase agreements	141,432	—	141,432	141,432	—	—
Total	$166,739	$—	$166,739	$141,432	$—	$25,307
If a default in performance of any obligation of a repurchase agreement occurs, each party will set-off property held in respect of transactions against obligations owing in respect of any other transactions. At September 30, 2023 and December 31, 2022, repurchase agreements had a remaining contractual maturity of $46.99 million and $138.08 million in overnight and $1.35 million and $3.35 million in up to 30 days, respectively and were collateralized by U.S. Treasury and Federal agencies securities.
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
The Company is involved in various entities that are considered to be VIEs. The Company’s investments in VIEs are primarily related to investments promoting affordable housing, community development and renewable energy sources. Some of these tax-advantaged investments support the Company’s regulatory compliance with the Community Reinvestment Act. The Company’s investments in these entities generate a return primarily through the realization of federal and state income tax credits and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. Tax credits from affordable housing investments and community development investments are recognized as a reduction of tax expense. Investments in renewable energy sources qualify for investment tax credits which are recognized as a reduction to the related investment asset. The Company recognized federal income tax credits related to its affordable housing and community development tax-advantaged investments in tax expense of $0.66 million and $0.52 million for the three months ended September 30, 2023 and 2022, respectively, and $1.99 million and $1.55 million for the nine months ended September 30, 2023 and 2022, respectively. The Company also recognized $0.57 million and $0.00 million of investment tax credits for the three months ended September 30, 2023 and 2022, respectively, and $25.02 million and $9.48 million for the nine months ended September 30, 2023 and 2022, respectively.
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

(Dollars in thousands)	September 30, 2023	December 31, 2022
Investment carrying amount	$84,818	$70,887
Unfunded capital and other commitments	76,505	64,520
Maximum exposure to loss	65,643	45,020
The Company is required to consolidate VIEs in which it has concluded it has significant involvement in and the ability to direct the activities that impact the entity’s economic performance. The Company is the managing general partner of entities to which it shares interest in tax-advantaged investments with third parties. At September 30, 2023 and December 31, 2022, approximately $65.18 million and $66.26 million, respectively, of the Company’s assets and $0.00 million and $0.00 million, respectively, of its liabilities included on the Consolidated Statements of Financial Condition were related to tax-advantaged investment VIEs which the Company has consolidated, respectively. The assets of the consolidated VIEs are reported in Other Assets, the liabilities are reported in Other Liabilities, and the non-controlling interest is reported in Equity on the Consolidated Statements of Financial Condition. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIE do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIE is generally limited to the carrying value of its variable interest plus any related tax credits previously recognized.

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
The following table shows subordinated notes at September 30, 2023.

(Dollars in thousands)	Amount of Subordinated Notes	Interest Rate	Maturity Date
June 2007 issuance (1)	$41,238	7.22%	6/15/2037
August 2007 issuance (2)	17,526	7.15%	9/15/2037
Total	$58,764

(1) Fixed rate through life of debt.
(2) 3-Month Term SOFR + the 3-Month tenor spread adjustment + 1.48% through remaining life of debt.

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
Stock options, where the exercise price was greater than the average market price of the common shares, were excluded from the computation of diluted earnings per common share because the result would have been antidilutive. There were no stock options outstanding as of September 30, 2023 and 2022. The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands - except per share amounts)	2023	2022	2023	2022
Distributed earnings allocated to common stock	$7,900	$7,890	$23,694	$23,230
Undistributed earnings allocated to common stock	24,707	24,571	71,894	65,489
Net earnings allocated to common stock	32,607	32,461	95,588	88,719
Net earnings allocated to participating securities	332	276	910	722
Net income allocated to common stock and participating securities	$32,939	$32,737	$96,498	$89,441

Weighted average shares outstanding for basic earnings per common share	24,660,508	24,656,736	24,677,914	24,697,106
Dilutive effect of stock compensation	—	—	—	—
Weighted average shares outstanding for diluted earnings per common share	24,660,508	24,656,736	24,677,914	24,697,106

Basic earnings per common share	$1.32	$1.32	$3.87	$3.59
Diluted earnings per common share	$1.32	$1.32	$3.87	$3.59

Note 12 — Stock Based Compensation
As of September 30, 2023, the Company had four active stock-based employee compensation plans, which are more fully described in Note 16 of the Consolidated Financial Statements in 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2022. These plans include three executive stock award plans, the Executive Incentive Plan (EIP), the Restricted Stock Award Plan (RSAP), the Strategic Deployment Incentive Plan (SDP); and the Employee Stock Purchase Plan (ESPP). The 2011 Stock Option Plan was approved by the shareholders on April 21, 2011 but the Company had not made any grants through September 30, 2023.
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
Total fair value of options vested and expensed was zero for the nine months ended September 30, 2023 and 2022. As of September 30, 2023 and 2022 there were no outstanding stock options. There were no stock options exercised during the nine months ended September 30, 2023 and 2022. All shares issued in connection with stock option exercises are issued from available treasury stock.
As of September 30, 2023, there was $11.02 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 3.45 years.
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

Note 14 — Income Taxes
The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized was zero at September 30, 2023 and December 31, 2022. Interest and penalties are recognized through the income tax provision. For the three and nine months ended September 30, 2023 and 2022, the Company recognized no interest or penalties. There were no accrued interest and penalties at September 30, 2023 and December 31, 2022.
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
The Company elected fair value accounting for mortgages held for sale and for its best-efforts forward sales commitments. The Company economically hedges its mortgages held for sale at the time the interest rate locks are issued to the customers. The Company believes the election for mortgages held for sale will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives or best-best efforts forward sales commitments. At September 30, 2023 and December 31, 2022, all mortgages held for sale were carried at fair value.
The following table shows the differences between the fair value carrying amount of mortgages held for sale measured at fair value and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity.

(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Excess of fair value carrying amount over (under) unpaid principal
September 30, 2023
Mortgages held for sale reported at fair value	$3,118	$2,863	$255	(1)

December 31, 2022
Mortgages held for sale reported at fair value	$3,914	$3,766	$148	(1)

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
Financial Instruments on Recurring Basis:
The following is a description of the valuation methodologies used for financial instruments measured at fair value on a recurring basis:
Investment securities available-for-sale are valued primarily by a third-party pricing agent. Prices supplied by the independent pricing agent, as well as their pricing methodologies and assumptions, are reviewed by the Company for reasonableness and to ensure such prices are aligned with market levels. In general, the Company’s investment securities do not possess a complex structure that could introduce greater valuation risk. The portfolio mainly consists of traditional investments including U.S. Treasury and Federal agencies securities, Federal agency mortgage pass-through securities, and general obligation and revenue municipal bonds. Pricing for such instruments is fairly generic and is easily obtained. On a quarterly basis, prices supplied by the pricing agent are validated by comparison to prices obtained from other third-party sources for a material portion of the portfolio.
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
Mortgages held for sale and the related loan commitments and forward contracts (hedges) are valued by a third-party pricing agent. Prices supplied by the independent pricing agent, as well as their pricing methodologies, are reviewed by the Company for reasonableness and to ensure such prices are aligned with market values. On a quarterly basis, prices supplied by the pricing agent are validated by comparison to the prices obtained from other third-party sources.
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

The following table shows the balance of assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2023
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$539,836	$407,126	$—	$946,962
U.S. States and political subdivisions securities	—	92,846	4,138	96,984
Mortgage-backed securities — Federal agencies	—	552,463	—	552,463
Corporate debt securities	—	8,251	—	8,251
Foreign government and other securities	—	582	—	582
Total debt securities available-for-sale	539,836	1,061,268	4,138	1,605,242
Mortgages held for sale	—	3,118	—	3,118
Accrued income and other assets (interest rate swap agreements)	—	27,021	—	27,021
Total	$539,836	$1,091,407	$4,138	$1,635,381

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$27,531	$—	$27,531
Total	$—	$27,531	$—	$27,531

December 31, 2022
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$573,679	$424,919	$—	$998,598
U.S. States and political subdivisions securities	—	121,298	1,464	122,762
Mortgage-backed securities — Federal agencies	—	637,058	—	637,058
Corporate debt securities	—	16,131	—	16,131
Foreign government and other securities	—	579	—	579
Total debt securities available-for-sale	573,679	1,199,985	1,464	1,775,128
Mortgages held for sale	—	3,914	—	3,914
Accrued income and other assets (interest rate swap agreements)	—	24,838	—	24,838
Total	$573,679	$1,228,737	$1,464	$1,803,880

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$25,307	$—	$25,307
Total	$—	$25,307	$—	$25,307

The following table shows changes in Level 3 assets measured at fair value on a recurring basis for the quarter ended September 30, 2023 and 2022.

(Dollars in thousands)	U.S. States and political subdivisions securities
Beginning balance July 1, 2023	$4,249
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income (loss)	(26)
Purchases	—
Issuances	—
Sales	—
Settlements	—
Maturities	(85)
Transfers into Level 3	—
Transfers out of Level 3	—
Ending balance September 30, 2023	$4,138

Beginning balance July 1, 2022	$4,515
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income (loss)	(32)
Purchases	—
Issuances	—
Sales	—
Settlements	—
Maturities	(85)
Transfers into Level 3	—
Transfers out of Level 3	—
Ending balance September 30, 2022	$4,398
There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2023 or 2022.
The following table shows the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a recurring basis.

(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
September 30, 2023
Debt securities available-for sale
Direct placement municipal securities	$4,138	Discounted cash flows	Credit spread assumption	4.87% - 6.82%	6.37%

December 31, 2022
Debt securities available-for sale
Direct placement municipal securities	$1,464	Discounted cash flows	Credit spread assumption	0.22% - 4.09%	3.49%
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
The Company has established MSRs valuation policies and procedures based on industry standards and to ensure valuation methodologies are consistent and verifiable. MSRs and related adjustments to fair value result from application of lower of cost or fair value accounting. For purposes of impairment, MSRs are stratified based on the predominant risk characteristics of the underlying servicing, principally by loan type. The fair value of each tranche of the servicing portfolio is estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors. Prepayment rates and discount rates are derived through a third-party pricing agent. Changes in the most significant inputs, including prepayment rates and discount rates, are compared to the changes in the fair value measurements and appropriate resolution is made. A fair value analysis is also obtained from an independent third-party agent and compared to the internal valuation for reasonableness. MSRs do not trade in an active, open market with readily observable prices and though sales of MSRs do occur, precise terms and conditions typically are not readily available, and the characteristics of the Company’s servicing portfolio may differ from those of any servicing portfolios that do trade.
Other real estate is based on the fair value of the underlying collateral less expected selling costs. Collateral values are estimated primarily using appraisals and reflect a market value approach. Fair values are reviewed quarterly, and new appraisals are obtained annually. Repossessions are similarly valued.
For assets measured at fair value on a nonrecurring basis the following represents impairment charges (recoveries) recognized on these assets during the quarter ended September 30, 2023: collateral-dependent impaired loans - $2.25 million; mortgage servicing rights - $0.00 million; repossessions - $0.00 million; and other real estate - $0.00 million.

The following table shows the carrying value of assets measured at fair value on a non-recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2023
Collateral-dependent impaired loans	$—	$—	$—	$—
Accrued income and other assets (mortgage servicing rights)	—	—	3,776	3,776
Accrued income and other assets (repossessions)	—	—	233	233
Accrued income and other assets (other real estate)	—	—	117	117
Total	$—	$—	$4,126	$4,126

December 31, 2022
Collateral-dependent impaired loans	$—	$—	$—	$—
Accrued income and other assets (mortgage servicing rights)	—	—	4,137	4,137
Accrued income and other assets (repossessions)	—	—	327	327
Accrued income and other assets (other real estate)	—	—	104	104
Total	$—	$—	$4,568	$4,568
The following table below shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a non-recurring basis.

(Dollars in thousands)	Carrying Value	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
September 30, 2023
Collateral-dependent impaired loans	$—	$—	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	0% - 0%	0.0%

Mortgage servicing rights	3,776	8,029	Discounted cash flows	Constant prepayment rate (CPR)	5.4% - 14.6%	7.8%
				Discount rate	11.8% - 13.8%	11.9%

Repossessions	233	234	Appraisals, trade publications and auction values	Discount for lack of marketability	0% - 4%	0%

Other real estate	117	117	Appraisals	Discount for lack of marketability	0% - 0%	0%

December 31, 2022
Collateral-dependent impaired loans	$—	$—	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	0% - 0%	0.0%

Mortgage servicing rights	4,137	8,007	Discounted cash flows	Constant prepayment rate (CPR)	7.6% - 9.6%	8.2%
				Discount rate	11.4% - 14.2%	11.5%

Repossessions	327	370	Appraisals, trade publications and auction values	Discount for lack of marketability	2% - 9%	7%

Other real estate	104	104	Appraisals	Discount for lack of marketability	0% - 0%	0%
GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.

The following table shows the fair values of the Company’s financial instruments.

(Dollars in thousands)	Carrying or Contract Value	Fair Value	Level 1	Level 2	Level 3
September 30, 2023
Assets:
Cash and due from banks	$75,729	$75,729	$75,729	$—	$—
Federal funds sold and interest bearing deposits with other banks	35,406	35,406	35,406	—	—
Investment securities, available-for-sale	1,605,242	1,605,242	539,836	1,061,268	4,138
Other investments	25,075	25,075	25,075	—	—
Mortgages held for sale	3,118	3,118	—	3,118	—
Loans and leases, net of allowance for loan and lease losses	6,209,574	5,980,435	—	—	5,980,435
Mortgage servicing rights	3,776	8,029	—	—	8,029
Accrued interest receivable	28,120	28,120	—	28,120	—
Interest rate swaps	27,021	27,021	—	27,021	—
Liabilities:
Deposits	$6,967,492	$6,954,179	$5,278,426	$1,675,753	$—
Short-term borrowings	272,092	272,092	48,505	223,587	—
Long-term debt and mandatorily redeemable securities	46,533	45,386	—	45,386	—
Subordinated notes	58,764	50,889	—	50,889	—
Accrued interest payable	29,030	29,030	—	29,030	—
Interest rate swaps	27,531	27,531	—	27,531	—
Off-balance-sheet instruments *	—	144	—	144	—

December 31, 2022
Assets:
Cash and due from banks	$84,703	$84,703	$84,703	$—	$—
Federal funds sold and interest bearing deposits with other banks	38,094	38,094	38,094	—	—
Investment securities, available-for-sale	1,775,128	1,775,128	573,679	1,199,985	1,464
Other investments	25,293	25,293	25,293	—	—
Mortgages held for sale	3,914	3,914	—	3,914	—
Loans and leases, net of allowance for loan and lease losses	5,871,894	5,712,972	—	—	5,712,972
Mortgage servicing rights	4,137	8,007	—	—	8,007
Accrued interest receivable	24,747	24,747	—	24,747	—
Interest rate swaps	24,838	24,838	—	24,838	—
Liabilities:
Deposits	$6,928,265	$6,909,392	$5,787,806	$1,121,586	$—
Short-term borrowings	215,529	215,529	139,079	76,450	—
Long-term debt and mandatorily redeemable securities	46,555	45,111	—	45,111	—
Subordinated notes	58,764	51,398	—	51,398	—
Accrued interest payable	5,999	5,999	—	5,999	—
Interest rate swaps	25,307	25,307	—	25,307	—
Off-balance-sheet instruments *	—	108	—	108	—

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
ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis is presented to provide information concerning 1st Source Corporation and its subsidiaries’ (collectively referred to as “the Company”, “we”, and “our”) financial condition as of September 30, 2023, as compared to December 31, 2022, and the results of operations for the three and nine months ended September 30, 2023 and 2022. This discussion and analysis should be read in conjunction with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2022 Annual Report.
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
FINANCIAL CONDITION
Our total assets at September 30, 2023 were $8.53 billion, an increase of $185.64 million or 2.23% from December 31, 2022. Total investment securities available-for-sale were $1.61 billion, a decrease of $169.89 million or 9.57% from December 31, 2022. The largest contributor to the decrease in investment securities available-for-sale was securities sales and maturities to support liquidity and fund loan growth. Federal funds sold and interest bearing deposits with other banks were $35.41 million, a decrease of $2.69 million or 7.06% from December 31, 2022. The decrease in federal funds sold and interest bearing deposits with other banks was due to lower interest bearing deposits at other banks which were used to fund loan growth.
Total loans and leases were $6.35 billion, an increase of $342.49 million or 5.70% from December 31, 2022. The largest contributors to the increase in loans and leases was growth in the construction equipment and commercial real estate portfolios. Our foreign loan and lease balances, all denominated in U.S. dollars were $309.17 million and $297.46 million as of September 30, 2023 and December 31, 2022, respectively. Foreign loans and leases are in aircraft financing. Loan and lease balances to borrowers in Brazil and Mexico were $121.99 million and $156.46 million as of September 30, 2023, respectively, compared to $129.98 million and $136.68 million as of December 31, 2022, respectively. As of September 30, 2023 and December 31, 2022 there was not a significant concentration in any other country.
Equipment owned under operating leases was $24.10 million, a decrease of $7.60 million, or 23.99% compared to December 31, 2022. The largest contributor to the decrease in equipment owned under operating leases was reduced leasing volume primarily due to a change in customer preferences and competitive pricing pressure for new business.
Total deposits were $6.97 billion, an increase of $39.23 million or 0.57% from the end of 2022. The largest contributors to the increase in total deposits was a rise in public fund deposits, time deposits, and brokered deposits offset by a decrease in noninterest-bearing deposits. Rate competition for deposits persisted during the third quarter across our footprint from various sources including traditional bank and credit union competitors, money market funds, bond markets, and other non-bank alternatives.

Short-term borrowings were $272.09 million, an increase of $56.56 million or 26.24% from December 31, 2022 due primarily to an increase in short-term FHLB borrowings offset by a decrease in repurchase agreements. Long-term debt and mandatorily redeemable securities were $46.53 million and relatively flat from December 31, 2022. Accrued expenses and other liabilities were $197.18 million, an increase of $30.64 million or 18.40% from December 31, 2022 mainly due to increased accrued interest payable, a rise in unfunded partnership commitments, and a higher liability for credit losses on unfunded loan commitments.
The following table shows accrued income and other assets.

(Dollars in thousands)	September 30, 2023	December 31, 2022
Accrued income and other assets:
Bank owned life insurance cash surrender value	$83,748	$83,046
Operating lease right of use assets	22,369	20,916
Accrued interest receivable	28,120	24,747
Mortgage servicing rights	3,776	4,137
Other real estate	117	104
Repossessions	233	327
Partnership investments carrying amount	150,003	137,149
All other assets	130,580	109,584
Total accrued income and other assets	$418,946	$380,010
The largest contributor to the increase in accrued income and other assets from December 31, 2022 was an increase to partnership investments, accounts receivable and operating lease right of use assets offset by lower mortgage servicing rights and fewer repossessions during the period.
CAPITAL
As of September 30, 2023, total shareholders’ equity was $924.25 million, up $60.18 million, or 6.96% from the $864.07 million at December 31, 2022. In addition to net income of $96.50 million, other significant changes in shareholders’ equity during the first nine months of 2023 included $23.79 million of dividends paid and $12.47 million in common stock repurchased. The accumulated other comprehensive loss component of shareholders’ equity decreased to $151.31 million at September 30, 2023, compared to $147.69 million at December 31, 2022 due to changes in market conditions on our available-for-sale investment portfolio. Our shareholders’ equity-to-assets ratio was 10.84% as of September 30, 2023, compared to 10.36% at December 31, 2022. Book value per common share increased to $37.83 at September 30, 2023, from $35.04 at December 31, 2022 primarily due to increased retained earnings.
We declared and paid cash dividends per common share of $0.32 during the third quarter of 2023. The trailing four quarters dividend payout ratio, representing cash dividends per common share divided by diluted earnings per common share, was 25.00%. The dividend payout is continually reviewed by management and the Board of Directors subject to the Company’s capital and dividend policy.
The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations.

The actual capital amounts and ratios of 1st Source Corporation and 1st Source Bank as of September 30, 2023 remained at their historically strong and conservative levels and are presented in the table below.

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$1,206,065	16.12%	$598,617	8.00%	$785,685	10.50%	$748,271	10.00%
1st Source Bank	1,128,349	15.09	598,370	8.00	785,361	10.50	747,963	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	1,111,808	14.86	448,963	6.00	636,031	8.50	598,617	8.00
1st Source Bank	1,034,130	13.83	448,778	6.00	635,769	8.50	598,370	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	996,061	13.31	336,722	4.50	523,790	7.00	486,376	6.50
1st Source Bank	975,383	13.04	336,583	4.50	523,574	7.00	486,176	6.50
Tier 1 Capital (to Average Assets):
1st Source Corporation	1,111,808	13.02	341,657	4.00	N/A	N/A	427,071	5.00
1st Source Bank	1,034,130	12.11	341,541	4.00	N/A	N/A	426,927	5.00
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
We maintain prudent strategies to support a strong liquidity position. The following table represents our sources of liquidity as of September 30, 2023.

(Dollars in thousands)	Available
Internal Sources
Unencumbered securities	$1,186,958
External Sources
FHLB advances(1)	401,403
FRB borrowings(2)	593,275
Fed funds purchased(3)	220,000
Brokered deposits(4)	249,535
Listing services deposits(4)	408,423
Total liquidity	$3,059,594
% of Total deposits net brokered and listing services certificates of deposit	48.20%
(1) Availability is shown net of required stock purchases under the FHLB activity-based stock ownership requirement, which is currently 4.50%, and may vary
(2) Includes access to discount window and Bank Term Funding Program
(3) Availability contingent on correspondent bank approvals at time of borrowing
(4) Availability contingent on internal borrowing guidelines
External sources as listed in the table above are managed to approved guidelines by our Board of Directors. Total net available liquidity was $3.06 billion at September 30, 2023, which accounted for approximately 48% of total deposits net of brokered and listing services certificates of deposit.
Our loan to asset ratio was 74.53% at September 30, 2023 compared to 72.08% at December 31, 2022 and 71.16% at September 30, 2022. Cash and cash equivalents totaled $111.14 million at September 30, 2023 compared to $122.80 million at December 31, 2022 and $117.60 million at September 30, 2022. The decrease in cash and cash equivalents was primarily due to funding loan growth. At September 30, 2023, the Consolidated Statements of Financial Condition was rate sensitive by $454.51 million more liabilities than assets scheduled to reprice within one year, or approximately 0.88%. Management believes that the present funding sources provide adequate liquidity to meet our cash flow needs.

Under Indiana law governing the collateralization of public fund deposits, the Indiana Board of Depositories determines which financial institutions are required to pledge collateral based on the strength of their financial ratings. We have been informed that no collateral is required for our public fund deposits. However, the Board of Depositories could alter this requirement in the future and adversely impact our liquidity. Our potential liquidity exposure if we must pledge collateral is approximately $1.18 billion.
RESULTS OF OPERATIONS
Net income available to common shareholders for the three and nine month periods ended September 30, 2023 was $32.94 million and $96.50 million compared to $32.74 million and $89.44 million for the same periods in 2022. Diluted net income per common share was $1.32 and $3.87 for the three and nine month periods ended September 30, 2023, compared to $1.32 and $3.59 earned for the same periods in 2022. Return on average common shareholders’ equity was 14.04% for the nine months ended September 30, 2023, compared to 13.56% in 2022. The return on total average assets was 1.54% for the nine months ended September 30, 2023, compared to 1.49% in 2022.
Net income increased for the nine months ended September 30, 2023 compared to the first nine months of 2022. Net interest income and noninterest income increased and the provision for credit losses decreased offset by an increase to noninterest expense. Details of the changes in the various components of net income are discussed further below.

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
DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL

				Three Months Ended
	September 30, 2023			June 30, 2023			September 30, 2022
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
ASSETS
Investment securities available-for-sale:
Taxable	$1,605,912	$5,918	1.46%	$1,655,790	$5,946	1.44%	$1,816,138	$6,691	1.46%
Tax exempt(1)	39,994	397	3.94%	41,909	411	3.93%	47,841	426	3.53%
Mortgages held for sale	3,169	54	6.76%	1,879	28	5.98%	4,272	58	5.39%
Loans and leases, net of unearned discount(1)	6,245,883	100,244	6.37%	6,141,157	93,370	6.10%	5,627,718	69,064	4.87%
Other investments	68,579	883	5.11%	80,793	978	4.86%	119,624	421	1.40%
Total earning assets(1)	7,963,537	107,496	5.36%	7,921,528	100,733	5.10%	7,615,593	76,660	3.99%
Cash and due from banks	68,640			72,880			74,329
Allowance for loan and lease losses	(145,197)			(144,337)			(133,989)
Other assets	530,411			512,237			463,171
Total assets	$8,417,391			$8,362,308			$8,019,104

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$5,247,332	$34,405	2.60%	$5,192,206	$28,870	2.23%	$4,634,092	$6,556	0.56%
Short-term borrowings:
Securities sold under agreements to repurchase	60,736	35	0.23%	69,301	32	0.19%	159,345	21	0.05%
Other short-term borrowings	153,523	2,101	5.43%	129,230	1,593	4.94%	57,609	359	2.47%
Subordinated notes	58,764	1,060	7.16%	58,764	1,028	7.02%	58,764	904	6.10%
Long-term debt and mandatorily redeemable securities	46,519	489	4.17%	46,611	515	4.43%	48,399	(296)	(2.43)%
Total interest-bearing liabilities	5,566,874	38,090	2.71%	5,496,112	32,038	2.34%	4,958,209	7,544	0.60%
Noninterest-bearing deposits	1,702,773			1,746,876			2,039,147
Other liabilities	148,192			133,914			90,336
Shareholders’ equity	940,544			926,157			873,209
Noncontrolling interests	59,008			59,249			58,203
Total liabilities and equity	$8,417,391			$8,362,308			$8,019,104
Less: Fully tax-equivalent adjustments		(170)			(179)			(182)
Net interest income/margin (GAAP-derived)(1)		$69,236	3.45%		$68,516	3.47%		$68,934	3.59%
Fully tax-equivalent adjustments		170			179			182
Net interest income/margin - FTE(1)		$69,406	3.46%		$68,695	3.48%		$69,116	3.60%

(1) See “Reconciliation of Non-GAAP Financial Measures” at the end of this section for additional information on this performance measure/ratio.
Quarter Ended September 30, 2023 compared to the Quarter Ended September 30, 2022
The taxable-equivalent net interest income for the three months ended September 30, 2023 was $69.41 million, an increase of 0.42% over the same period in 2022. The net interest margin on a fully taxable-equivalent basis was 3.46% for the three months ended September 30, 2023, compared to 3.60% for the three months ended September 30, 2022.
During the three month period ended September 30, 2023, average earning assets increased $347.94 million, up 4.57% over the comparable period in 2022. Average interest-bearing liabilities increased $608.67 million or 12.28%. The yield on average earning assets increased 137 basis points to 5.36% from 3.99% primarily due to higher rates on loans and leases, mortgages held for sale and other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank (FHLB) stock and commercial paper. Total cost of average interest-bearing liabilities increased 211 basis points to 2.71% from 0.60% as a result of higher rates on interest-bearing deposits, short-term borrowings and mandatorily redeemable securities. The result to the net interest margin, or the ratio of net interest income to average earning assets, was a decrease of 14 basis points.

The largest contributors to the improved yield on average earning assets for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was an increase in yields on net loans and leases and other investments, primarily excess reserves held at the Federal Reserve Bank. The yield on net loans and leases grew 150 basis points primarily from rising interest rates. Average net loans and leases increased $618.17 million or 10.98% primarily in the auto and light truck, construction equipment, and commercial real estate portfolios. Average investment securities decreased $218.07 million or 11.70% primarily due to leveraging matured securities to support liquidity and fund loan growth. Average other investments, primarily held at the Federal Reserve Bank, decreased $51.05 million or 42.67% largely to fund loan growth.
Average interest-bearing deposits increased $613.24 million or 13.23% for the third quarter of 2023 over the same period in 2022 primarily due to public fund deposits, time deposits, and brokered deposits. The effective rate paid on average interest-bearing deposits increased 204 basis points to 2.60% from 0.56% in line with the competitive, rising rate environment. Average noninterest-bearing deposits declined $336.37 million or 16.50% for the third quarter of 2023 over the same period in 2022 primarily due to greater utilization of excess funds by our business customers, and a heightened rate sensitivity in our customer base given the overall level of market yields.
Average short-term borrowings decreased $2.70 million or 1.24% for the third quarter of 2023 compared to the same period in 2022. Interest paid on short-term borrowings increased 326 basis points due to higher short-term borrowing rates. Interest paid on subordinated notes increased 106 basis points during the third quarter of 2023 from the same period a year ago due to a variable rate increase on one tranche. Average long-term debt and mandatorily redeemable securities balances decreased $1.88 million or 3.88%. Interest paid on long-term debt and mandatorily redeemable securities increased 660 basis points during the third quarter of 2023 from the same period in 2022 primarily due to higher imputed interest on mandatorily redeemable securities from an increase in book value per share during the quarter. Mandatorily redeemable shares are issued under the terms of one of our executive incentive compensation plans and are settled based on book value per share with changes from the previous reporting date recorded as interest expense.

	Nine Months Ended
	September 30, 2023			September 30, 2022
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
ASSETS
Investment securities available-for-sale:
Taxable	$1,657,241	$18,512	1.49%	$1,826,095	$19,324	1.41%
Tax exempt(1)	46,385	1,413	4.07%	36,157	786	2.91%
Mortgages held for sale	2,489	114	6.12%	5,967	177	3.97%
Loans and leases, net of unearned discount(1)	6,141,849	280,374	6.10%	5,474,401	184,730	4.51%
Other investments	69,799	2,498	4.78%	302,844	1,952	0.86%
Total earning assets(1)	7,917,763	302,911	5.11%	7,645,464	206,969	3.62%
Cash and due from banks	70,288			75,497
Allowance for loan and lease losses	(143,545)			(131,572)
Other assets	523,548			450,701
Total assets	$8,368,054			$8,040,090

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$5,143,493	$84,538	2.20%	$4,658,394	$12,485	0.36%
Short-term borrowings:
Securities sold under agreements to repurchase	87,909	107	0.16%	176,029	67	0.05%
Other short-term borrowings	133,965	5,047	5.04%	22,983	360	2.09%
Subordinated notes	58,764	3,108	7.07%	58,764	2,578	5.87%
Long-term debt and mandatorily redeemable securities	46,174	2,219	6.43%	57,597	(948)	(2.20)%
Total interest-bearing liabilities	5,470,305	95,019	2.32%	4,973,767	14,542	0.39%
Noninterest-bearing deposits	1,776,202			2,037,113
Other liabilities	143,086			92,236
Shareholders’ equity	919,182			881,574
Noncontrolling interests	59,279			55,400
Total liabilities and equity	$8,368,054			$8,040,090
Less: Fully tax-equivalent adjustments		(575)			(413)
Net interest income/margin (GAAP-derived)(1)		$207,317	3.50%		$192,014	3.36%
Fully tax-equivalent adjustments		575			413
Net interest income/margin - FTE(1)		$207,892	3.51%		$192,427	3.37%

(1) See “Reconciliation of Non-GAAP Financial Measures” at the end of this section for additional information on this performance measure/ratio.

Nine Months Ended September 30, 2023 compared to the Nine Months Ended September 30, 2022
The taxable-equivalent net interest income for the nine months ended September 30, 2023 was $207.89 million, an increase of 8.04% over the same period in 2022. The net interest margin on a fully taxable-equivalent basis was 3.51% for the nine months ended September 30, 2023, compared to 3.37% for the same period in 2022.
During the nine month period ended September 30, 2023, average earning assets increased $272.30 million, up 3.56% over the comparable period in 2022. Average interest-bearing liabilities increased $496.54 million or 9.98%. The yield on average earning assets increased 149 basis points to 5.11% from 3.62% primarily due to higher rates on loans and leases, tax exempt investment securities and other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank (FHLB) stock and commercial paper. Total cost of average interest-bearing liabilities increased 193 basis points to 2.32% from 0.39% as a result of repricing of interest-bearing deposits and higher interest expense on other short-term borrowings which is predominately short-term FHLB borrowings and mandatorily redeemable securities. The result to the net interest margin, or the ratio of net interest income to average earning assets, was a net 14 basis point improvement.
The largest contributor to the improved yield on average earning assets for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, was an increase in yields on net loans and leases of 159 basis points primarily due to market conditions as a result of Federal Reserve interest rate increases. Average loans and leases increased $667.45 million, up 12.19%. Average mortgages held for sale decreased $3.48 million or 58.29%. Average investment securities decreased $158.63 million or 8.52% which represents both the sale and maturity of securities used to support liquidity and fund loan growth. Average other investments, primarily held at the Federal Reserve Bank, decreased $233.05 million or 76.95% largely to fund loan growth.
Average interest-bearing deposits increased $485.10 million or 10.41% for the first nine months of 2023 over the same period in 2022 primarily due to the increased public fund deposits, time deposits and brokered deposit balances. The effective rate paid on average interest-bearing deposits increased 184 basis points to 2.20% from 0.36% mainly from rate competition in the market. Average noninterest-bearing deposits declined $260.91 million or 12.81% for the first nine months of 2023 over the same period in 2022 primarily due to persistent rate competition for deposits and greater utilization of excess funds by our business customers.
Average short-term borrowings increased $22.86 million or 11.49% for the first nine months of 2023 compared to the same period in 2022. Interest paid on short-term borrowings increased 282 basis points due to higher borrowing rates. Interest paid on subordinated notes increased 120 basis points due to a variable rate on one tranche. Average long-term debt and mandatorily redeemable securities balances decreased $11.42 million or 19.83%. Interest paid on long-term debt and mandatorily redeemable securities increased 863 basis points due to higher imputed interest on mandatorily redeemable securities from an increase in book value per share during 2023. Mandatorily redeemable shares are issued under the terms of one of our executive incentive compensation plans and are settled based on book value per share with changes from the previous reporting date recorded as interest expense.
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

		Three Months Ended			Nine Months Ended
		September 30,	June 30,	September 30,	September 30,	September 30,
(Dollars in thousands)		2023	2023	2022	2023	2022
Calculation of Net Interest Margin
(A)	Interest income (GAAP)	$107,326	$100,554	$76,478	$302,336	$206,556
	Fully tax-equivalent adjustments:
(B)	- Loans and leases	92	98	95	293	257
(C)	- Tax-exempt investment securities	78	81	87	282	156
(D)	Interest income - FTE (A+B+C)	107,496	100,733	76,660	302,911	206,969
(E)	Interest expense (GAAP)	38,090	32,038	7,544	95,019	14,542
(F)	Net interest income (GAAP) (A–E)	69,236	68,516	68,934	207,317	192,014
(G)	Net interest income - FTE (D–E)	69,406	68,695	69,116	207,892	192,427
(H)	Annualization factor	3.967	4.011	3.967	1.337	1.337
(I)	Total earning assets	$7,963,537	$7,921,528	$7,615,593	$7,917,763	$7,645,464
	Net interest margin (GAAP-derived) (F*H)/I	3.45%	3.47%	3.59%	3.50%	3.36%
	Net interest margin - FTE (G*H)/I	3.46%	3.48%	3.60%	3.51%	3.37%

PROVISION AND ALLOWANCE FOR CREDIT LOSSES
The provision for credit losses for the three and nine months ended September 30, 2023 was $0.86 million and $3.96 million compared to $3.17 million and $7.90 million during the three and nine months ended September 30, 2022. Net charge-offs of $0.33 million or 0.02% of average loans and leases were recorded for the third quarter 2023, compared to net charge-offs of $0.30 million or 0.02% of average loans and leases for the same quarter a year ago. Year-to-date net recoveries of $0.85 million or 0.02% of average loans and leases have been recorded in 2023, compared to net recoveries of $0.34 million or 0.01% of average loans and leases through September 30, 2022. Net recoveries in 2023 were principally in the auto and light truck, and aircraft portfolios.
The provision for credit losses for the three months ended September 30, 2023 was principally driven by overall loan growth during the quarter, offset by a modest decline in loss rates due to ongoing recoveries in multiple portfolios, and a decrease in loan balances in a higher risk segment of the auto and light truck portfolio. Risks include a sluggish domestic GDP outlook, tightening credit conditions, persistent inflation, higher interest rates, and geopolitical uncertainty. We remain concerned about the potential risks in our small business portfolio as liquidity provided by government programs afforded to our lending clients dissipates and economic growth slows. Impairment reserves for assets individually evaluated were zero this quarter with the recognition of a charge-off during the period.
We continue to evaluate risks which may impact our loan portfolios. Most notably, a sluggish economic outlook and increased uncertainty characterized by persistent inflation, ongoing conflicts around the world, and the Federal Reserve’s challenge of taming inflation while maintaining overall economic stability and liquidity in the financial sector. Labor strife is occurring on multiple fronts. The possibility for economic disruption remains a concern, as geopolitical events and persistently high inflation with weak growth prospects raise the potential for adverse impacts in the domestic and global economies. Increasing interest rates could impact valuations of assets which collateralize our loans, and the persistently inverted yield curve may lead to tighter credit market conditions. The generally weak growth outlook in the U.S. and abroad along with the potential for prolonged trade disruption caused by global conflicts increase overall uncertainty. Congressional spending initiatives face multiple challenges and uncompromising partisanship. The threat of a U.S. government shutdown remains despite a recent short-term spending agreement. Political discord is an ever-present threat in our Latin American markets. Corruption scandals persist, fueling U.S. border concerns. Globally, concerns continue to be heightened due to the ongoing threat of terrorism.
Another area of concern continues to be our aircraft portfolio where we have a collateral concentration and $309 million of foreign exposure, the majority of which is in Mexico and Brazil. We review political and economic data for these countries on a regular basis to assess the impact the environment may have on our customers. Historically, we have experienced volatile and unanticipated losses in both the foreign and domestic segments of our aircraft portfolios. Losses have been primarily attributable to unexpected declines in the value of specific aircraft collateral at a time when the borrower is experiencing financial difficulties. We review and assess aircraft values on an ongoing basis and use a tiered approach to establish advance rates and amortization schedules to limit collateral exposure. We continue to monitor individual customer performance and assess risks in the overall portfolio.

On September 30, 2023, 30 day and over loan and lease delinquency as a percentage of loan and lease balances was 0.10%, compared to 0.09% on September 30, 2022. The allowance for loan and lease losses as a percentage of loans and leases outstanding at the end of the period was 2.27% compared to 2.36% one year ago. A summary of loan and lease loss experience during the three and nine months ended September 30, 2023 and 2022 is located in Note 5 of the Consolidated Financial Statements.
NONPERFORMING ASSETS
The following table shows nonperforming assets.

(Dollars in thousands)	September 30, 2023	December 31, 2022	September 30, 2022
Loans and leases past due 90 days or more	$154	$54	$165
Nonaccrual loans and leases	16,617	26,420	27,813
Other real estate	117	104	—
Repossessions	233	327	26
Equipment owned under operating leases	—	22	1
Total nonperforming assets	$17,121	$26,927	$28,005
Nonperforming assets as a percentage of loans and leases were 0.27% at September 30, 2023, 0.45% at December 31, 2022, and 0.48% at September 30, 2022. Nonperforming assets totaled $17.12 million at September 30, 2023, a decrease of 36.42% from the $26.93 million reported at December 31, 2022, and a 38.86% decrease from the $28.01 million reported at September 30, 2022. The decrease in nonperforming assets during the first nine months of 2023 was related to lower nonaccrual loans and leases and repossessions. The decrease in nonperforming assets at September 30, 2023 from September 30, 2022 was related to a decrease in nonaccrual loans and leases.
The decrease in nonaccrual loans and leases at September 30, 2023 from December 31, 2022 and September 30, 2022 occurred primarily due to balance reductions from fleet sales and scheduled payments in the auto and light truck portfolio and pay-downs in the construction equipment portfolio, offset by an increase in nonaccrual loans in our commercial and agricultural portfolio. A summary of nonaccrual loans and leases and past due aging for the period ended September 30, 2023 and December 31, 2022 is located in Note 4 of the Consolidated Financial Statements.
Other real estate is the result of foreclosing on real estate in the local market for which we have a current appraisal and are well secured. We currently have one property held in other real estate assets.
Repossessions consisted of a few loans in the consumer and the auto and light truck portfolios at September 30, 2023. At the time of repossession, the recorded amount of the loan or lease is written down to the fair value of the equipment or vehicle by a charge to the allowance for loan and lease losses or other income, if a positive adjustment, unless the equipment is in the process of immediate sale. Any subsequent fair value write-downs or write-ups, to the extent of previous write-downs, are included in noninterest expense.
The following table shows a summary of other real estate and repossessions.

(Dollars in thousands)	September 30, 2023	December 31, 2022	September 30, 2022
Commercial and agricultural	$—	$—	$—
Solar	—	—	—
Auto and light truck	213	311	26
Medium and heavy duty truck	—	—	—
Aircraft	—	—	—
Construction equipment	—	—	—
Commercial real estate	—	—	—
Residential real estate and home equity	117	104	—
Consumer	20	16	—
Total	$350	$431	$26
For financial statement purposes, nonaccrual loans and leases are included in loan and lease outstandings, whereas repossessions and other real estate are included in other assets.

NONINTEREST INCOME
The following table shows the details of noninterest income.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Noninterest income:
Trust and wealth advisory	$5,648	$5,498	150	2.73%	$17,794	$17,499	295	1.69%
Service charges on deposit accounts	3,297	3,240	57	1.76%	9,418	8,974	444	4.95%
Debit card	4,377	4,628	(251)	(5.42)%	13,585	13,383	202	1.51%
Mortgage banking	971	864	107	12.38%	2,699	3,303	(604)	(18.29)%
Insurance commissions	1,714	1,695	19	1.12%	5,384	5,168	216	4.18%
Equipment rental	2,101	2,761	(660)	(23.90)%	6,930	9,718	(2,788)	(28.69)%
Losses on investment securities available-for-sale	—	—	—	—	(44)	—	(44)	NM
Other	6,347	3,321	3,026	91.12%	14,781	9,937	4,844	48.75%
Total noninterest income	$24,455	$22,007	2,448	11.12%	$70,547	$67,982	2,565	3.77%
NM = Not Meaningful
Trust and wealth advisory fees (which include investment management fees, estate administration fees, mutual fund fees, annuity fees, and fiduciary fees) increased during the three and nine months ended September 30, 2023 compared with the same periods a year ago. Trust and wealth advisory fees are largely based on the number and size of client relationships and the market value of assets under management. The market value of trust assets under management at September 30, 2023, December 31, 2022, and September 30, 2022 was $4.96 billion, $4.84 billion, and $4.58 billion, respectively. The stock and bond markets made steady trends upward during the first six months of 2023, but declined in the third quarter. The stock and bond markets are still positive year-to-date and resulted in an increase in the market value of trust assets under management compared to December 31, 2022.
Service charges on deposit accounts increased for the three and nine months ended September 30, 2023 over the comparable periods in 2022. The increase primarily reflects a higher volume of consumer nonsufficient fund transactions.
Debit card income decreased during the third quarter of 2023 compared to the same period a year ago and was relatively flat for the first nine months of 2023 compared to the same period in 2022. The decrease during the third quarter was mainly due to a combination of decreased volume of debit card transactions and a shift by consumers to credit card utilization for larger purchases during the quarter.
Mortgage banking income increased in the three months ended September 30, 2023 compared to the same period in 2022. For the nine months ended September 30, 2023, mortgage banking income declined compared to the same period a year ago. The increase for the three months ended September 30, 2023 was primarily a result of higher margins on loans originated for the secondary market compared to the same period a year ago. The reduction for the nine months ended was mainly from lower mortgage origination volumes resulting in lower income from loans sold in the secondary market. Demand for mortgages has continued to decline as higher rates have adversely impacted refinancing volumes, affordability and market activity.
Insurance commissions grew during the three and nine months ended September 30, 2023 compared to the same periods a year ago. The increase during 2023 was mainly due to increased contingent commissions received and new business.
Equipment rental income decreased for the three and nine months ended September 30, 2023 over the comparable periods in 2022. The decline was the result of a reduction in the average equipment rental portfolio decreasing by 29.9% over the same periods a year ago due to changing customer preferences and competitive pricing pressures for new business.
Losses on available-for-sale investment securities sold during the nine months ended September 30, 2023 were immaterial. The sales proceeds were used to support liquidity and fund loan growth during the first quarter of 2023.
Other income increased for the three and nine months ended September 30, 2023 compared to the comparable periods in 2022. The increase is primarily due to partnership investment gains on sale of renewable energy tax equity investments of $2.32 million during the third quarter 2023 and $3.43 million during the first nine months of 2023 as well as, increased customer interest rate swap fees, and higher bank owned life insurance policy claims.

NONINTEREST EXPENSE
The following table shows the details of noninterest expense.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$28,866	$26,386	2,480	9.40%	$85,699	$77,415	8,284	10.70%
Net occupancy	2,867	2,582	285	11.04%	8,165	7,917	248	3.13%
Furniture and equipment	1,217	1,372	(155)	(11.30)%	3,938	4,051	(113)	(2.79)%
Data processing	6,289	5,802	487	8.39%	18,714	16,412	2,302	14.03%
Depreciation – leased equipment	1,672	2,233	(561)	(25.12)%	5,570	7,912	(2,342)	(29.60)%
Professional fees	1,763	1,539	224	14.55%	4,149	5,241	(1,092)	(20.84)%
FDIC and other insurance	1,598	939	659	70.18%	4,302	2,682	1,620	60.40%
Business development and marketing	1,201	1,415	(214)	(15.12)%	4,822	4,352	470	10.80%
Other	4,693	3,063	1,630	53.22%	13,393	10,340	3,053	29.53%
Total noninterest expense	$50,166	$45,331	4,835	10.67%	$148,752	$136,322	12,430	9.12%
Salaries and employee benefits increased during the three and nine months ended September 30, 2023 compared to the same periods in 2022. Higher base salaries were a result of normal merit increases, wage inflation as well as a higher headcount due to fewer open positions compared to the previous year. Additionally, group insurance claims increased during the three and nine months ended September 30, 2023.
Net occupancy expense increased during the three and nine months ended September 30, 2023 compared to the same periods in 2022. The increase for both periods was primarily due to premises repairs and rent.
Furniture and equipment expense, including depreciation, decreased during the three and nine months ended September 30, 2023 compared to the same periods a year ago. The decline is primarily due to lower equipment and furniture purchases and reduced equipment rent expense.
Data processing expense grew during the three and nine months ended September 30, 2023 compared to the same periods a year ago due primarily to higher computer processing charges and software maintenance expense on technology projects.
Depreciation on leased equipment decreased for the three and nine months ended September 30, 2023 compared to the same periods in 2022. Depreciation on leased equipment correlates with the decrease in equipment rental income.
Professional fees were higher during the third quarter and lower during the first nine months of 2023 compared to the same periods a year ago. The increase in the third quarter was primarily due to increased legal expenses offset by a reduction in professional consulting fees. The decline for the first nine months was mostly due to reduced legal fees primarily from a $1.08 million reversal of accrued legal fees during the first quarter and fewer consulting fees offset by increased board of directors fees.
FDIC and other insurance was higher during the three and nine months ended September 30, 2023 compared to the same periods in 2022. The increase was mainly due to higher FDIC insurance premiums due to a two basis-point increase in assessment rates during the first quarter of 2023.
Business development and marketing expense was lower during the third quarter and higher during the first nine months of 2023 compared to the same periods a year ago in 2022. The decrease during the quarter was related to a decline in marketing promotions. The nine months ended increase was due to higher marketing promotions during the first quarter of 2023 as well as increased business meals, entertainment, and travel opportunities compared to the same period a year ago as COVID-19 restrictions were being lifted.
Other expenses were higher during the three and nine months ended September 30, 2023 compared to the same periods in 2022. The increase was primarily the result of a rise in the provision for unfunded loan commitments of $0.93 million for third quarter and $1.38 million year-to-date as customers pay down lines or lines are not yet drawn. In addition, higher collection and repossession expenses, increased postage costs, elevated employment and relocation costs, and check fraud losses during the third quarter.

INCOME TAXES
The provision for income taxes for the three and nine month periods ended September 30, 2023 was $9.73 million and $28.64 million compared to $9.70 million and $26.30 million for the same periods in 2022. The effective tax rate was 22.80% and 22.85% for the quarter ended September 30, 2023 and 2022, respectively and 22.88% and 22.71% for the nine months ended September 30, 2023 and 2022, respectively.
ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risks faced by 1st Source since December 31, 2022. For information regarding our market risk, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2022.
ITEM 4.
CONTROLS AND PROCEDURES
As of the end of the period covered by this report an evaluation was carried out, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2023, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the third fiscal quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
ITEM 2.        Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs
July 01 - 31, 2023	—	$—	—	526,630
August 01 - 31, 2023	—	—	—	526,630
September 01 - 30, 2023	260,887	39.45	260,887	265,743

* 1st Source maintains a stock repurchase plan that was previously authorized by the Board of Directors on July 22, 2021. Under the terms of the plan, 1st Source may repurchase up to 1,000,000 shares (corrected from previously disclosed amount of 2,000,000 shares) of its common stock from time to time to mitigate the potential dilutive effects of stock-based incentive plans and other potential uses of common stock for corporate purposes. Since the inception of the previous plan, 1st Source has repurchased a total of 734,257 shares. On October 19, 2023, the Board of Directors terminated the prior plan and authorized a new repurchase plan, under the terms of which 1st Source may repurchase up to 1,000,000 shares of its common stock for the same purposes.
ITEM 3.        Defaults Upon Senior Securities.
None
ITEM 4.        Mine Safety Disclosures.
None
ITEM 5.        Other Information.
During the three months ended September 30, 2023, there were no “Rule 10b5-1 trading plans” or “non-Rule 10b5-1 trading arrangements” adopted, modified or terminated by any director or officer of the Company (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 6.        Exhibits.
The following exhibits are filed with this report:

3(b)	By-Laws of Registrant, as amended October 19, 2023 filed herewith.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Chief Financial Officer.

101.INS	XBRL Instance Document — The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1st Source Corporation

DATE	October 19, 2023	/s/ CHRISTOPHER J. MURPHY III
Christopher J. Murphy III Chairman of the Board, President and CEO

DATE	October 19, 2023	/s/ BRETT A. BAUER
Brett A. Bauer Treasurer and Chief Financial Officer Principal Accounting Officer