Form 10-K
period 2023-12-31
1ST SOURCE CORP
filed 2024-02-20
CIK 34782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2023 was $805,217,724
The number of shares outstanding of each of the registrant’s classes of stock as of February 16, 2024: Common Stock, without par value — 24,460,642 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2024 Proxy Statement for the 2024 annual meeting of shareholders to be held April 25, 2024, are incorporated by reference into Part III.

Part I
Item 1. Business.
1ST SOURCE CORPORATION
1st Source Corporation, an Indiana corporation incorporated in 1971, is a bank holding company headquartered in South Bend, Indiana that provides, through its subsidiaries (collectively referred to as “1st Source”, the “Company”, “we”, and “our”), a broad array of financial products and services. 1st Source Bank (“Bank”), its banking subsidiary, offers commercial and consumer banking services, trust and wealth advisory services, and insurance to individual and business clients through most of our 78 banking center locations in 18 counties in Indiana and Michigan and Sarasota County in Florida. 1st Source Bank’s Specialty Finance Group, with 18 locations nationwide, offers specialized financing services for construction equipment, new and pre-owned private and cargo aircraft, and various vehicle types (cars, trucks, vans) for fleet purposes. While our Specialty Finance lending portfolio is concentrated in certain equipment types, we serve a diverse client base. We are not dependent upon any single industry or client. At December 31, 2023, we had consolidated total assets of $8.73 billion, total loans and leases of $6.52 billion, total deposits of $7.04 billion, and total shareholders’ equity of $989.57 million.
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
1ST SOURCE BANK
Business Services — 1st Source Bank provides commercial, small business, agricultural, and real estate loans primarily to privately owned businesses to finance industrial and commercial properties, equipment, inventories and accounts receivable, acquisitions and for general corporate purposes. Other business services include commercial leasing, treasury management services, payment services, including digital and real time/immediate payments, Fedwires, ACH and merchant services and retirement planning services.
Renewable Energy Financing — 1st Source Bank provides financing for commercial solar projects across the contiguous United States, with a focus in the Northeast and Midwest. We provide construction and permanent loans, and tax equity investments for community solar, commercial and industrial, small utility scale, university, and municipal projects. Project sizes generally range from five megawatts to 20 megawatts.
Consumer Services — 1st Source Bank provides a full range of consumer banking products and services through our banking centers, client service center, and on-line. Traditional banking services include checking and savings accounts, certificates of deposits, Health Savings Accounts and Individual Retirement Accounts as well as loans, credit cards, mortgages and home equity lines of credit. 1st Source also offers a full line of on-line and mobile banking products. Our Automated Teller Machine network supports our debit and credit card program. Consumers also have the ability to obtain consumer loans, credit cards, real estate mortgage loans and home equity lines of credit in any of our banking centers or on-line. 1st Source also offers insurance products through 1st Source Insurance offices or in our banking centers. We also offer a variety of financial planning (through our network of financial advisors), financial literacy, and other consultative services.
Trust and Wealth Advisory Services — 1st Source Bank provides a wide range of trust, investment, agency, and custodial services for individual, estate and trust, corporate, and not-for-profit clients, as well as employee benefit plans and charitable foundations.
Specialty Finance Group Services — Our Specialty Finance Group provides comprehensive commercial equipment loan and lease products in four areas: construction equipment; new and pre-owned aircraft; auto and light trucks; and medium and heavy duty trucks.
Construction equipment financing includes financing of new and pre-owned equipment (i.e., bulldozers, excavators, cranes, loaders, and asphalt and concrete plants etc.). Construction equipment finance receivables generally range from $100,000 to $33 million with fixed or variable interest rates and terms of one to ten years.
Aircraft financing consists of financings for new and pre-owned general aviation aircraft (including helicopters) for private and corporate users, aircraft distributors and dealers, charter operators, cargo carriers, and other aircraft operators. 1st Source Bank provides selective international aircraft financing, primarily in Mexico and Brazil. Aircraft finance receivables generally range from $500,000 to $25 million with fixed or variable interest rates and terms of one to ten years.

We offer auto and light truck fleet financing for new and pre-owned vehicles to automobile and light truck rental companies, commercial leasing companies, and single unit fleet financing for users of specialty vehicles (step vans, vocational work trucks, motor coaches, shuttle buses and funeral cars). The auto and light truck finance receivables generally range from $100,000 to $45 million with fixed or variable interest rates and terms of one to eight years.
The medium and heavy duty truck division provides new and pre-owned fleet financing for highway tractors, medium duty trucks and trailers to the trucking industry. Medium and heavy duty truck finance receivables generally range from $50,000 to $20 million with fixed or variable interest rates and terms of three to eight years.
The Specialty Finance Group operates through 1st Source Bank and its subsidiaries including: Michigan Transportation Finance Corporation, 1st Source Specialty Finance, Inc., SFG Aircraft, Inc., 1st Source Intermediate Holding, LLC, SFG Commercial Aircraft Leasing, Inc., and SFG Equipment Leasing Corporation I.
1ST SOURCE INSURANCE, INC.
1st Source Insurance, Inc. is our insurance agency subsidiary placing property and casualty, individual and group health, and life insurance for individuals and businesses. 1st Source Insurance, Inc. has ten offices.
OTHER CONSOLIDATED SUBSIDIARIES
1st Portfolio Management, Inc. owns and manages certain available-for-sale investment securities.
1st Source Bank is the managing general partner in nine subsidiaries that have interests in tax-advantaged investments with third parties.
We have other subsidiaries that are not significant to the consolidated entity.
1ST SOURCE MASTER TRUST
1st Source Master Trust is an unconsolidated subsidiary created to issue $57.00 million of trust preferred securities and lending the proceeds to 1st Source. We guarantee, on a limited basis, payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities.
COMPETITION
We compete with other banks, some of which are affiliated with large bank holding companies headquartered outside of our principal market. The Bank also competes with other financial service companies, such as credit unions. securities firms, insurance companies, finance or mortgage companies, real estate investment trusts, and some governmental agencies. We generally compete on the basis of client service and responsiveness to client needs, available loan and deposit products, the rates of interest charged on loans and leases, the rates of interest paid for funds, other credit and service charges, the quality of services rendered, the convenience of banking facilities, and in the case of loans and leases to large commercial borrowers, relative lending limits.
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
OUR PEOPLE
At December 31, 2023, we had approximately 1,170 colleagues on a full-time equivalent basis. As a service-driven business, our long-term success depends on our people. And as we have grown, the importance of our talent strategy has intensified. We are committed to a multi-dimensional approach to talent and culture.
Diversity, Equity, and Inclusion — We cultivate diversity in all forms as part of building a strong culture in which inclusion and belonging are paramount. Our culture is what unifies our colleagues across our diverse business model, ensures we are best positioned to serve our diverse clients and propels our continuous evolution.
•For the second consecutive year, all new employees completed a series of facilitated training sessions on unconscious bias within six months of hire.
•Diversity in leadership starts with our Board of Directors and we are proud to report that five of our twelve Board Members (42%) are women or minority.

•For the seventh consecutive year, more than 21% of our new hires were diverse colleagues.
•In 2023, the Company was recognized by Newsweek as a Greatest Workplace for Parents and Families and by Forbes as a Best Midsize Employer and Best-In-State Bank.
Training and Talent Development — We believe a critical driver of our future growth is the ability to grow leaders. We provide developmental opportunities for our colleagues at all levels through a robust set of formal and informal programs.
•1st Source University enables colleagues to build skills and knowledge in multiple facets of our business.
•In 2023, 1st Source colleagues completed over 40,000 training modules consisting of over 1,310 different courses covering topics such as regulations, leadership development, relationship building, cybersecurity, communication, and unconscious bias.
•The 1st Source L.E.A.D. program is a set of immersive experiences and collaborative interactions, developing leadership capability over a twelve-month period. The program is built around a series of best-in-class leadership principles.
•The Commercial Banker Development Program is a rotational program for recent college graduates designed to expose participants to fundamentals of commercial banking.
•The Tuition Reimbursement Program reflects our culture of continuous learning. In 2023, we reimbursed over $163,000 to colleagues for tuition at 16 different Colleges and Universities with an average of approximately $3,600 per colleague who used the benefit.
•To encourage our colleagues to build careers delivering the highest levels of outstanding client service at 1st Source Bank, we developed mastery career paths for critical roles including personal and commercial banking, management and pre-management, and customer service. In 2023, 56 career paths were tracked in our new Learning Management System. 897 career paths were accessed by our colleagues, 411 were completed, and more than 6,700 skills were developed.
•The Business of Banking series, facilitated internally, helps colleagues learn more about the banking industry as well as different areas of 1st Source Bank.
Community Engagement — Our organization is only as strong as the communities we serve. 1st Source and our colleagues are proud to support our local schools, nonprofits, and faith groups.
•In 2023, our colleagues donated approximately 14,300 hours to a total of 600 different organizations.
•In 2023, our colleagues contributed over $186,000 to local United Way organizations.
•In 2023, 1st Source contributed over $700,000 to over 470 deserving and successful community service organizations.
REGULATION AND SUPERVISION
General — 1st Source and the Bank are extensively regulated under federal and state law. To the extent the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions.
We are a registered bank holding company under the Bank Holding Company Act of 1956, as amended (BHCA), subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System (Federal Reserve). We are required to file annual reports with the Federal Reserve and provide additional information as required.
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

Capital Standards — The federal bank regulatory agencies use capital adequacy guidelines in their examination and regulation of bank holding companies and banks. If capital falls below the minimum levels established by these guidelines, a bank holding company or bank must submit an acceptable plan for achieving compliance with the capital guidelines and, until its capital sufficiently improves, will be subject to denial of applications and appropriate supervisory enforcement actions. For banks, the FDIC’s prompt corrective action regulations establish five capital levels for financial institutions (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”), and impose mandatory regulatory scrutiny and limitations on institutions that are less than adequately capitalized. At December 31, 2023, the Bank was categorized as “well capitalized,” meaning that our total risk-based capital ratio exceeded 10.00%, our Tier 1 risk-based capital ratio exceeded 8.00%, our common equity Tier 1 risk-based capital ratio exceeded 6.50%, our leverage ratio exceeded 5.00%, and we are not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. 1st Source and the Bank have elected not to utilize the community bank leverage ratio framework adopted by the Federal Reserve and the other federal banking agencies in 2020. Regulatory capital requirements to which we are subject are disclosed in Part II, Item 8, Financial Statements and Supplementary Data — Note 20 of the Notes to Consolidated Financial Statements. As of December 31, 2023, we were in compliance with all applicable regulatory capital requirements and guidelines.
Securities and Exchange Commission (SEC) and The NASDAQ Stock Market (NASDAQ) — We are subject to regulations promulgated by the SEC and certain states for matters relating to the offering and sale of our securities. We are subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. We are listed on the NASDAQ Global Select Market under the trading symbol “SRCE,” and we are subject to the rules of NASDAQ for listed companies.
Gramm-Leach-Bliley Act of 1999 (GLBA) — The GLBA provides for financial activities that a bank may conduct through a financial subsidiary and established a distinct type of bank holding company, known as a financial holding company, which may engage in defined activities that are “financial in nature.” These activities include securities and insurance brokerage, securities underwriting, insurance underwriting, and merchant banking. We do not currently intend to file notice with the Federal Reserve to become a financial holding company or to engage in expanded financial activities through a financial subsidiary of the Bank.
Financial Privacy — The GLBA also includes privacy protections for nonpublic personal information held by financial institutions regarding their customers. Rules under GLBA limit the ability of banks to disclose non-public information about customers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. The privacy provisions of the GLBA affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. We are also subject to various state laws, including the California Consumer Privacy Act, that generally require us (directly or indirectly through our vendors) to protect the personal information of individual customers and notify them if confidentiality of their personal information is or may have been compromised as the result of a data security breach or failure.
USA Patriot Act of 2001 — Regulations under the USA Patriot Act require financial institutions to maintain appropriate controls to combat money laundering activities, perform due diligence of private banking and correspondent accounts, establish standards for verifying customer identity, and provide records related to suspected anti-money laundering activities upon request from federal authorities. A financial institution’s failure to comply with these regulations could result in fines or sanctions, including restrictions on conducting acquisitions or establishing new branches, and could also have other serious legal and reputational consequences for the institution.
Community Reinvestment Act of 1977 (CRA) — The CRA requires federal banking regulators to evaluate the record of the financial institutions they examined in meeting the credit needs of their local communities, including low and moderate income neighborhoods. Federal banking regulators will consider our performance in these areas as they review any applications we may file to engage in mergers or acquisitions or to open a branch or facility.
On October 24, 2023, federal banking agencies issued a final rule designed to strengthen and modernize the regulations implementing the CRA. The changes are designed to encourage banks to expand access to credit, investment and banking services in low- and moderate-income communities, adapt to industry changes including mobile and internet banking, provide greater clarity and consistency in the application of CRA regulations and tailor CRA evaluations and data collection to bank size and type.

Laws and Regulations Governing Extensions of Credit — The Bank is subject to restrictions imposed by the Federal Reserve Act on extensions of credit to 1st Source or our subsidiaries, and on investments in our securities and the use of our securities as collateral for loans to any borrowers. These restrictions may limit our ability to obtain funds from the Bank for our cash needs, including funds for acquisitions and for payment of dividends, interest and operating expenses. Further, the BHCA, certain regulations issued by the Federal Reserve, state laws and many other federal laws govern extensions of credit and generally prohibit a bank from extending credit, engaging in a lease or sale of property, or furnishing services to a customer on condition that the customer request and obtain additional services from the bank’s holding company or from one of its subsidiaries.
The Bank is also subject to numerous restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders of the Bank or 1st Source or any related interest of such persons.
Reserve Requirements — Federal Reserve regulations require depository institutions to maintain reserves against their transaction account deposits. In March 2020, in response to the COVID-19 pandemic, the Federal Reserve set the reserve requirement ratio for all net transaction accounts to zero percent, and this requirement remained in place throughout 2023; therefore, all of the Bank’s net transaction accounts as of December 31, 2023 were exempt from reserve requirements.
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
Monetary Policy and Economic Control — The commercial banking business also is affected by the monetary policies of the Federal Reserve. Changes in the discount rate on member bank borrowing, availability of borrowing at the “discount window,” open market operations, the imposition of changes in reserve requirements against member banks’ deposits and assets of foreign branches, and the imposition of, and changes in, reserve requirements against certain borrowings by banks and their affiliates, are some of the tools of monetary policy available to the Federal Reserve. These monetary policies are used in varying combinations to influence overall growth and distributions of bank loans, investments, and deposits, and such use may affect interest rates charged on loans and leases or paid on deposits. The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks and are expected to do so in the future. The monetary policies of the Federal Reserve are influenced by various factors, including economic growth, inflation, unemployment, short-term and long-term changes in the international trade balance, and in the fiscal policies of the U.S. Government. Future monetary policies and the effect of such policies on our future business and earnings, and the effect on the future business and earnings of the Bank cannot be predicted.
In March 2023, the Federal Reserve created a Bank Term Funding Program (BTFP) to provide funding to eligible depository institutions in addition to the funding provided through its “discount window.” The BTFP offers loans up to one year in length that can be prepaid without penalty. The amount that can be borrowed under the BTFP is based upon the par value of the securities pledged as collateral to the Federal Reserve. Advances can be requested under the BTFP until March 11, 2024. At December 31, 2023, the Bank had $100 million of BTFP borrowings.
Sarbanes-Oxley Act of 2002 (SOA) — The SOA includes provisions intended to enhance corporate responsibility and protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws, and which increase penalties for accounting and auditing improprieties at public traded companies. The SOA generally applies to all companies, including 1st Source, that file or are required to file periodic reports with the SEC under the Exchange Act.
SOA also addresses functions and responsibilities of audit committees of public companies. The statute, by mandating certain stock exchange listing rules, makes the audit committee directly responsible for the appointment, compensation, and oversight of the work of the company’s outside auditor, and requires the auditor to report directly to the audit committee. The SOA requires that audit committees be empowered to engage independent counsel and other advisors, and requires a public company to provide funding to pay the company’s auditors and any advisors the audit committee retains.

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
Dodd-Frank Wall Street Reform and Consumer Protection Act — The Dodd-Frank Act includes provisions that, among other things, relax rules on interstate branching, allow financial institutions to pay interest on business checking accounts, and impose heightened capital requirements on bank holding companies. The Dodd-Frank Act also established the CFPB as an independent entity within the Federal Reserve, and transferred to the CFPB primary responsibility for administering substantially all federal consumer compliance protection laws. The Dodd-Frank Act also authorizes the CFPB to promulgate consumer protection regulations that apply to all entities, including banks, that offer consumer financial services or products. It also includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards, and pre-payment penalties.
The Volcker Rule — The Dodd-Frank Act prohibits banks and their affiliates from engaging in proprietary trading and from investing in and sponsoring hedge funds and private equity funds. This provision is commonly called the “Volcker Rule.” The regulations implementing the Volcker Rule exempt the Bank, as a bank with less than $10 billion in total consolidated assets that does not engage in any covered activities other than trading in certain government, agency, state or municipal obligations, from any significant compliance obligations under the Volcker Rule.
Item 1A. Risk Factors.
An investment in our common stock is subject to risks inherent to our business. The material risks and uncertainties that we believe affect us are described below. See “Forward Looking Statements” under Item 7 of this report for a discussion of other important factors that can affect our business.
Credit Risks
We are subject to credit risks relating to our loan and lease portfolios — Commercial and commercial real estate loans generally involve higher credit risks than residential real estate and consumer loans. Because payments on loans secured by commercial real estate or equipment are often dependent upon the successful operation and management of the underlying assets, repayment of such loans may be influenced to a great extent by conditions in the market or the economy. We seek to mitigate these risks through our underwriting standards. Most commercial and industrial loans are secured by the assets being financed or other business assets; however, some loans may be made on an unsecured basis.
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

Our construction and transportation related businesses could be adversely affected by slowdowns in the economy. Clients who rely on the use of assets financed through the Specialty Finance Group to produce income could be negatively affected, and we could experience substantial loan and lease losses. By the nature of the businesses these clients operate in, we could be adversely affected by rapid increases or decreases in fuel costs, terrorist and other potential attacks, and other destabilizing events. These factors could contribute to the deterioration of the quality of our loan and lease portfolio, as they could have a negative impact on the travel and transportation sensitive businesses for which our Specialty Finance Group provides financing.
Our aircraft portfolio has foreign exposure, particularly in Mexico and Brazil. Currency fluctuations could have a negative impact on our client’s cost of paying dollar denominated debts and, as a result, we could experience higher delinquency in this portfolio. Also, since some of the relationships in this portfolio are large, a slowdown in these markets could have a significant adverse impact on our performance.
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
Our allowance for credit losses may prove to be insufficient to absorb losses in our loan and lease portfolio — There is always a risk that borrowers may not repay borrowings. The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Our allowance for credit losses may not be sufficient to cover the loan and lease losses that we may actually incur. If we experience defaults by borrowers in any of our businesses, our earnings could be negatively affected. Changes in local economic conditions could adversely affect credit quality, particularly in our local business loan and lease portfolio. Changes in national or international economic conditions could also adversely affect the quality of our loan and lease portfolio and negate, to some extent, the benefits of national or international diversification through our Specialty Finance Group’s portfolio. In addition, bank regulatory agencies periodically review our allowance for credit losses and may require an increase in the provision for credit losses or the recognition of further loan or lease charge-offs based upon their judgments, which may be different from ours.
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
We may be adversely affected by climate change and related legislative and regulatory initiatives — Federal and state legislatures and regulatory agencies continue to propose and advance numerous legislative and regulatory initiatives seeking to mitigate the effects of climate change. As a financial institution, it is unclear how future governmental regulations and shifts in business trends resulting from increased concern about climate change will affect our operations, however, natural or man-made disasters and severe weather events may cause operational disruptions and damage to both our properties and properties securing our loans. Losses resulting from these disasters and severe weather events may make it more difficult for borrowers to timely repay their loans. Additionally, our customers who finance vehicles and equipment reliant on fossil fuels could face cost increases, asset value reductions, operating process changes, and the like. If these events occur, we may experience a decrease in the value of our loan and lease portfolio and our revenue, and may incur additional operational expenses, each of which could have a material adverse effect on our financial condition and results of operations.

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
Continued elevated levels of inflation could adversely impact our business and results of operations — The U.S. has recently experienced elevated levels of inflation, with the consumer price index climbing approximately 7% in 2022 and increased at a more moderate rate in 2023. Continued elevated levels of inflation could have complex effects on our business and results of operations, some of which could be materially adverse. The Federal Reserve increased interest rates dramatically during 2022 and 2023 in an effort to halt and reverse continued elevated inflation, which has negatively impacted the value of our available-for-sale investment securities portfolio. In addition, inflation-related increases in our interest expense is due to increased rates paid on deposits. Elevated levels of inflation has also caused increased volatility and uncertainty in the business environment, which could adversely affect loan demand and our clients’ ability to repay indebtedness. Governmental responses to the current inflationary environment, such as severe changes to monetary and fiscal policy, or the imposition or threatened imposition of price controls, could adversely affect our business. The duration and severity of the current inflationary period and the resulting impact on us cannot be predicted with precision.

Liquidity Risks
We could experience an unexpected inability to obtain needed liquidity which could adversely affect our business, profitability, and viability as a going concern — The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of interest rate market opportunities and is essential to a financial institution’s business. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets, and its access to alternative sources of funds. The bank failures in the Spring of 2023 exemplify the potential serious results of the unexpected inability of insured depository institutions to obtain needed liquidity to satisfy deposit withdrawal requests, including how quickly such requests can accelerate once uninsured depositors lose confidence in an institution’s ability to satisfy its obligations to depositors. We seek to ensure our funding needs are met by maintaining a level of liquidity through asset and liability management. If we become unable to obtain funds when needed, it could have a material adverse effect on our business, financial condition, and results of operations. Additionally, under Indiana law governing the collateralization of public fund deposits, the Indiana Board for Depositories determines which financial institutions are required to pledge collateral based on the strength of their financial ratings. We have been informed that no collateral is required for our public fund deposits. However, the Board of Depositories could alter this requirement in the future, which could adversely affect our liquidity depending on the amount of collateral we may be required to pledge.
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
We are dependent upon the services of our management team — Our future success and profitability is substantially dependent upon our management and the banking acumen of our senior executives. We believe that our future results will also depend in part upon our ability to attract and retain highly skilled and qualified management. We are especially dependent on a limited number of key management personnel, many of whom do not have employment agreements with us. The loss of the chief executive officer and other senior management and key personnel could have a material adverse impact on our operations because other officers may not have the experience and expertise to readily replace these individuals. Many of these senior officers have primary contact with our clients and are important in maintaining personal relationships with our client base. The unexpected loss of services of one or more of these key employees could have a material adverse effect on our operations and possibly result in reduced revenues if we were unable to find suitable replacements promptly. Competition for senior personnel is intense, and we may not be successful in attracting and retaining such personnel. Changes in key personnel and their responsibilities may be disruptive to our businesses and could have a material adverse effect on our businesses, financial condition, and results of operations.

Technology security breaches — Information security risks have increased due to the sophistication and activities of organized crime, hackers, terrorists and other external parties and the use of online, telephone, and mobile banking channels by clients. Any compromise of our security could impair our reputation and deter our clients from using our banking services. Information security breaches can also disrupt the operation of information systems on which we depend, adversely affecting our business operations. Such events can result in costly remediation measures and litigation or governmental investigation and responding to security breaches can place unanticipated demands on the time and attention of management. We rely on security systems to provide the protection and authentication necessary to secure transmission of data against damage by theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, ransomware, denial of service attacks, viruses, worms, use of artificial intelligence and other disruptive problems caused by hackers. Computer break-ins, phishing and other disruptions of customer or vendor systems could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure. We maintain a cyber insurance policy that is designed to cover a majority of loss resulting from cyber security breaches, but there is no assurance such coverage or other protective measures we employ will be adequate to address all potential material adverse impacts.
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
We continually encounter technological change — The financial services industry is constantly undergoing rapid technological change with frequent introductions of new technology-driven products and services. Our future success depends, in part, upon our ability to address the needs of our clients competitively by using technology to provide products and services that will satisfy client demands, as well as create additional efficiencies within our operations. Many of our large competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services quickly or be successful in marketing these products and services to our clients. In addition, our implementation of certain new technologies, such as those related to artificial intelligence, automation and algorithms, in our business processes may have unintended consequences due to their limitations or our failure to use them effectively. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.
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
Managing reputational risk is important to attracting and maintaining customers, investors, and employees — Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, data security failures, compliance deficiencies, and questionable or fraudulent activities of our customers. We have policies and procedures in place that seek to protect our reputation and promote ethical conduct. Nonetheless, negative publicity may arise regarding our business, employees, or customers, with or without merit, and could result in the loss of customers, investors, or employees, costly litigation, a decline in revenues, and increased government regulation.
In addition, focus among investors, customers, and regulators on environmental, social and governance (“ESG”) issues has continued to increase in recent years. Customers, prospective customers, investors or third parties evaluate us based on their assessment of our achievement of ESG objectives and may assign their ESG ratings to us. Such persons may believe that our practices, including our lending practices, are not sufficiently robust from an ESG perspective and may publish their views. Adverse publicity regarding such assessments of our ESG performance could damage our reputation or prospects. Adverse market perception can adversely affect the trading price of our shares.
 Item 1B. Unresolved Staff Comments.
None
Item 1C. Cybersecurity.
Risk Management and Strategy
Our Board of Directors has delegated primary responsibility for oversight of cybersecurity risk management to the Audit, Finance & Risk Committee of the Board. The Committee receives quarterly reports from the Chief Information Security Officer (CISO) and Chief Risk Officer (CRO), respectively, and reviews them with such officers. These reports are made available to all board members concurrently. The CRO’s report includes evaluation of the level of cybersecurity risks and strength of mitigating controls. All board members are invited to attend the portion of the Committee’s meetings for review of reports received on risk management from management (e.g., the CRO, CISO, Chief Compliance Officer).
Our processes for assessing, identifying, and managing material risks from cybersecurity threats are based on examination guidance published by the Federal Financial Institution Examination Council (FFIEC), an interagency body established under the Financial Institutions Regulatory and Interest Rate Control Act of 1978. Consistent with FFIEC guidance, 1st Source selected and adheres to the risk management framework established by the Cybersecurity Risk Institute known as the “CRI Profile.” The CRI Profile is based primarily on the well-known National Institute of Standards and Technology’s (NIST) “Framework for Improving Critical Infrastructure Cybersecurity” and is tailored to ensure expectations of financial institution regulators are met. Our processes are designed to meet standards for all seven CRI Profile functions – governance, identification, detection, protection, response, recovery, and supply chain dependency management. In addition, we adhere to security standards set by the PCI Security Standards Council which are designed to ensure secure payments globally.

Risks from cybersecurity threats, including risks identified from previous cybersecurity incidents, have required significant investments over time in maturing our Information Security Program and attracting and retaining the personnel with requisite experience and expertise. In particular, the CISO has substantial relevant expertise in the financial services industry and formal training in the areas of information security and cybersecurity risk management. We will need to continue to make meaningful investments in cybersecurity controls for continuous improvement and maturation in response to constantly evolving cybersecurity threats. Cybersecurity threats will continue to be endemic to the financial services industry for the foreseeable future.
Governance
Our Board and senior management oversee our processes for management of cybersecurity risks consistent with the foregoing standards. Such oversight includes regular reporting by management to the Board on the adequacy of such processes and potential material issues identified. Before escalation to the Board, issues are generally identified and assessed through our risk governance structure established under our Enterprise Risk Management Program. The risk governance structure includes three distinct components: management oversight, third-party professional assessment, and separate oversight and review by our Internal Audit Department. Management oversight is maintained through several committees that serve as forums for further assessment, remediation, and escalation. These management oversight committees include the Information Security Committee, co-chaired by the CISO and CRO, the Operational and Compliance Risk Committee, chaired by the CFO, vice chaired by the CISO and Chief Compliance Officer, the IT Steering Committee, chaired by the Chief Information Officer, the Enterprise Risk Management Committee, chaired by the CRO and the executive management committee known as the Strategic Deployment Committee, chaired by the CEO.
We regularly engage third-party assessors, consultants, and auditors to test and evaluate our controls for managing cybersecurity threats. These include third-party engagements by management and by our Internal Audit Department for (i) regular penetration testing of our cyber defenses, including an annual PCI-certified penetration test, (ii) third-party “health checks” on supporting technology, including our security incident and event management system (SIEM) and vulnerability management program, and (iii) third-party social engineering tests of the effectiveness of our employee training for detection of invasive attempts by malevolent actors. In addition, the Federal Reserve and DFI examine our control environment for managing cybersecurity risks each year.
Our risk governance structure includes a Third-Party Risk Management Program with first-level oversight by management’s Third-Party Risk Management Committee and conforms to bank regulatory guidance. This program includes due diligence and periodic monitoring of the information security controls such providers have in place to protect our confidential data received, processed and/or stored by such providers.
The measures summarized above are intended to help ensure that 1st Source does not suffer a material adverse impact from security breaches, but, as cybersecurity risks evolve and increase in sophistication, we can provide no assurance that our financial condition or results of operations will not be adversely impacted. See “Item 1A. Risk Factors - Operational Risks - Technology Security Breaches.”

Item 2. Properties.
Our headquarters building is located in downtown South Bend, Indiana. The building is part of a larger complex, including a 300-room hotel and a 500-car parking garage. Our lease on this property runs through September 2027. As of December 31, 2023, 1st Source leases approximately 71% of the office space in this complex.
At December 31, 2023, we owned or leased properties where our 78 banking centers were located. Our facilities are located in Allen, DeKalb, Elkhart, Fulton, Huntington, Kosciusko, LaPorte, Marshall, Porter, Pulaski, St. Joseph, Starke, Tippecanoe, Wells, and Whitley Counties in the State of Indiana, Berrien, Cass, and Kalamazoo Counties in the State of Michigan, and Sarasota County in the state of Florida. 1st Source Bank also owns approximately 35 acres in St. Joseph County of which approximately 29 acres have been approved by the Board for development and construction of an operations and training facility. We are marketing the remaining six acres for sale. We anticipate moving forward with construction in the coming years subject to receiving appropriate agreements, approvals and authorizations from local city and county building and economic development authorities as well as market conditions including inflation levels and financing costs. Additionally, we utilize an operations center for business operations. The Bank leases additional properties to and from third parties under arms-length agreements.
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
Item 4. Mine Safety Disclosures.
None

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the NASDAQ Global Select Market under the symbol “SRCE.” As of February 16, 2024, there were 1,593 holders of record of 1st Source common stock.
Comparison of Five Year Cumulative Total Return*
Among 1st Source, Morningstar Market Weighted NASDAQ Index** and Peer Group Index***

280
240
200
160
120
80
40
2018
2019
2020
2021
2022
2023
100
100
100
137
132
130
198
116
105
242
161
133
163
146
139
236
156
140
1st Source Corporation
NASDAQ Index
SRCE Peer Group

* Assumes $100 invested on December 31, 2018, in 1st Source Corporation common stock, NASDAQ market index, and peer group index.
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
NOTE: Total return assumes reinvestment of dividends.
The following table shows our share repurchase activity during the three months ended December 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs
October 01 - 31, 2023	—	$—	—	1,000,000
November 01 - 30, 2023	—	—	—	1,000,000
December 01 - 31, 2023	—	—	—	1,000,000

*1st Source maintains a stock repurchase plan that was authorized by the Board of Directors on October 19, 2023. Under the terms of the plan, 1st Source may repurchase up to 1,000,000 shares of its common stock from time to time to mitigate the potential dilutive effects of stock-based incentive plans and other potential uses of common stock for corporate purposes. 1st Source has not yet repurchased any shares under this Plan.
Payment of dividends by 1st Source is discussed under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Earnings Summary. Federal laws and regulations contain restrictions on the ability of 1st Source and the Bank to pay dividends. For information regarding restrictions on dividends, see Part I, Item 1, Business - Regulation and Supervision - Dividends and Part II, Item 8, Financial Statements and Supplementary Data - Note 20 of the Notes to Consolidated Financial Statements.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This analysis is intended to assist you in understanding our results of operations for each of the past three years and financial condition for each of the past two years.
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
•Inflation, interest rate, securities market, and monetary fluctuations, including substantial changes in the cost of fuel.
•Political instability, acts of war or terrorism, or cybersecurity threats.
•The spread of infectious diseases or pandemics.
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
•Changes in the competitive environment.
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
Additionally, we are required to use forecasts about future economic conditions to determine the expected credit losses over the remaining life of the asset. Forecast adjustments are fundamentally difficult to establish and the current environment presents challenges with increasing geopolitical uncertainty, elevated inflation, high interest rates, and persistently inverted yield curve. We endeavor to apply a forecast adjustment that is directionally consistent, reasonable, supportable, and reflective of current expectations and conditions. We use a two-year reasonable and supportable period across all loan and lease segments to forecast economic conditions. We believe the two-year time horizon aligns with available industry guidance and various forecasting sources. Following this two-year forecasting period, we use a two-year reversion period to revert forecast rates to historical loss rates.
In assessing the factors used to derive an appropriate allowance, management benefits from a lengthy organizational history and experience with credit decisions and related outcomes. We have been diligent in our efforts to review our portfolios, loan segmentations, methodologies and models and believe we have made appropriate and prudent decisions. Nonetheless, if management’s underlying assumptions prove to be inaccurate, the allowance for loan and lease losses would have to be adjusted. Our accounting policies related to the allowance for credit losses is disclosed in Note 1 under the heading “Allowance for Credit Losses.”

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
EARNINGS SUMMARY
Net income available to common shareholders in 2023 was $124.93 million, up from $120.51 million in 2022 and up from $118.53 million in 2021. Diluted net income per common share was $5.03 in 2023, $4.84 in 2022, and $4.70 in 2021. Return on average total assets was 1.48% in 2023 compared to 1.49% in 2022, and 1.53% in 2021. Return on average common shareholders’ equity was 13.48% in 2023 versus 13.81% in 2022, and 13.07% in 2021.
Net income in 2023, as compared to 2022, was positively impacted by a $15.18 million or 5.76% increase in net interest income and a $7.38 million decrease in the provision for credit losses which was offset by a $17.03 million or 9.22% increase in noninterest expense. Net income in 2022, as compared to 2021, was positively impacted by a $26.83 million or 11.34% increase in net interest income and a $1.45 million or 0.78% decrease in noninterest expense which was offset by a $17.55 million or 407.81% increase in the provision for credit losses and an $8.83 million or 8.82% decrease in noninterest income.
Dividends paid on common stock in 2023 amounted to $1.30 per share, compared to $1.26 per share in 2022, and $1.21 per share in 2021. The level of earnings reinvested and dividend payouts are determined by the Board of Directors based on various considerations, including liquidity needs, capital requirements, and management’s assessment of future growth opportunities and the level of capital necessary to support them.
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
Net interest margin (the ratio of net interest income to average earning assets) is significantly affected by movements in interest rates and changes in the mix of earning assets and the liabilities that fund those assets. Net interest margin on a fully taxable- equivalent basis was 3.51% in 2023, compared to 3.45% in 2022 and 3.23% in 2021. Net interest income was $278.65 million for 2023, compared to $263.47 million for 2022 and $236.64 million for 2021. Tax-equivalent net interest income totaled $279.39 million for 2023, up $15.29 million from the $264.10 million reported in 2022. Tax-equivalent net interest income for 2022 was up $27.00 million from the $237.10 million reported for 2021.
During 2023, average earning assets increased $295.44 million or 3.86% while average interest-bearing liabilities increased $520.63 million or 10.41% over the comparable period in 2022. The yield on average earning assets increased 141 basis points to 5.25% for 2023 from 3.84% for 2022 primarily due to higher rates on loans and leases, tax exempt investment securities and other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank (FHLB) stock and commercial paper. Total cost of average interest-bearing liabilities increased 189 basis points to 2.50% during 2023 from 0.61% in 2022 as a result of the higher interest rate environment. The result to the fully taxable-equivalent net interest margin was an increase of six basis points.

The largest contributor to the increase in the yield on average earning assets in 2023 was the 151 basis point improvement in the loan and lease portfolio yield primarily from rising interest rates. Average loans and leases increased $637.16 million or 11.45% in 2023 from 2022 while the yield increased to 6.25%. Strong growth primarily within our Auto and Light Truck, Construction Equipment and Commercial Real Estate portfolios drove total average loans and leases higher during the year. Net interest recoveries positively contributed three basis points to the yield on average loans and leases during 2023 and two basis points to the average loans and leases yield during 2022.
During 2023, the tax-equivalent yield on investment securities available-for-sale increased seven basis points to 1.57% while the average balance decreased $168.70 million or 9.14% with the largest decreases in U.S. treasury and federal agency securities and mortgage-backed securities. Average mortgages held for sale decreased $2.81 million or 54.27% during 2023 while the yield increased 236 basis points. Average other investments decreased $170.21 million or 69.78% during 2023 while the yield increased 391 basis points. The average balance decrease in other investments was primarily a result of lower balances held at the Federal Reserve Bank.
Average interest-bearing deposits increased $530.60 million or 11.35% during 2023 while the effective rate paid on those deposits increased 183 basis points. The increased average balance was primarily due to increases in time deposits, public fund, and brokered deposits. The increase in the average cost of interest-bearing deposits was primarily the result of higher rates and a shift in the deposit mix. The deposit mix change which began during 2022 carried over into 2023 with clients moving their funds from non-maturity accounts to certificates of deposit due to the rising interest rate environment. Average noninterest-bearing demand deposits decreased $284.73 million or 13.97% during 2023 due primarily to persistent rate competition for deposits and greater utilization of excess funds by our business customers.
Average short-term borrowings decreased $1.36 million or 0.63% during 2023 while the effective rate paid increased 259 basis points. The decrease in short-term borrowings was primarily the result of lower repurchase agreements offset by increased borrowings with the FHLB. Average long-term debt and mandatorily redeemable securities balances decreased $8.62 million or 15.68% during 2023 while the effective rate increased 827 basis points primarily due to higher rates on mandatorily redeemable securities from an improvement in book value per share during 2023. Mandatorily redeemable shares are issued under the terms of one of our executive incentive compensation plans and are settled based on book value per share with changes from the previous reporting date recorded as interest expense.

The following table provides an analysis of net interest income and illustrates interest income earned and interest expense charged for each major component of interest earning assets and the interest bearing liabilities. Yields/rates are computed on a tax-equivalent basis, using a 21% rate. Nonaccrual loans and leases are included in the average loan and lease balance outstanding.

	2023			2022			2021
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
ASSETS
Investment securities available-for-sale:
Taxable	$1,632,567	$24,501	1.50%	$1,805,041	$26,294	1.46%	$1,410,797	$17,767	1.26%
Tax-exempt(1)	44,083	1,805	4.09%	40,310	1,311	3.25%	32,583	741	2.27%
Mortgages held for sale	2,368	155	6.55%	5,178	217	4.19%	17,026	448	2.63%
Loans and leases, net of unearned discount(1)	6,203,857	387,524	6.25%	5,566,701	264,043	4.74%	5,437,817	234,902	4.32%
Other investments	73,729	3,663	4.97%	243,938	2,579	1.06%	440,416	1,373	0.31%
Total earning assets(1)	7,956,604	417,648	5.25%	7,661,168	294,444	3.84%	7,338,639	255,231	3.48%
Cash and due from banks	70,304			75,836			77,275
Allowance for loan and lease losses	(144,183)			(133,028)			(139,141)
Other assets	532,072			469,135			454,374
Total assets	$8,414,797			$8,073,111			$7,731,147

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$5,204,095	$123,162	2.37%	$4,673,494	$25,231	0.54%	$4,460,359	$12,276	0.28%
Short-term borrowings:
Securities sold under agreements to repurchase	78,928	136	0.17%	166,254	85	0.05%	180,610	112	0.06%
Other short-term borrowings	134,683	6,896	5.12%	48,716	1,412	2.90%	6,119	3	0.05%
Subordinated notes	58,764	4,174	7.10%	58,764	3,550	6.04%	58,764	3,267	5.56%
Long-term debt and mandatorily redeemable securities	46,323	3,892	8.40%	54,940	69	0.13%	78,845	2,476	3.14%
Total interest-bearing liabilities	5,522,793	138,260	2.50%	5,002,168	30,347	0.61%	4,784,697	18,134	0.38%
Noninterest-bearing deposits	1,753,149			2,037,882			1,882,168
Other liabilities	151,659			103,740			112,291
Shareholders’ equity	926,935			872,721			906,951
Noncontrolling interests	60,261			56,600			45,040
Total liabilities and equity	$8,414,797			$8,073,111			$7,731,147
Less: Fully tax-equivalent adjustments		(741)			(628)			(459)
Net interest income/margin (GAAP-derived)(1)		$278,647	3.50%		$263,469	3.44%		$236,638	3.22%
Fully tax-equivalent adjustments		741			628			459
Net interest income/margin - FTE(1)		$279,388	3.51%		$264,097	3.45%		$237,097	3.23%
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

(Dollars in thousands)		2023	2022	2021
Calculation of Net Interest Margin
(A)	Interest income (GAAP)	$416,907	$293,816	$254,772
	Fully tax-equivalent adjustments:
(B)	- Loans and leases	381	366	319
(C)	- Tax-exempt investment securities	360	262	140
(D)	Interest income - FTE (A+B+C)	417,648	294,444	255,231
(E)	Interest expense (GAAP)	138,260	30,347	18,134
(F)	Net interest income (GAAP) (A-E)	278,647	263,469	236,638
(G)	Net interest income - FTE (D-E)	279,388	264,097	237,097
(H)	Total earning assets	$7,956,604	$7,661,168	$7,338,639
	Net interest margin (GAAP-derived) (F/H)	3.50%	3.44%	3.22%
	Net interest margin - FTE (G/H)	3.51%	3.45%	3.23%

The change in interest due to both rate and volume illustrated in the following table has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. The following table shows changes in tax-equivalent interest earned and interest paid, resulting from changes in volume and changes in rates.

	Increase (Decrease) due to
(Dollars in thousands)	Volume	Rate	Net
2023 compared to 2022
Interest earned on:
Investment securities available-for-sale:
Taxable	$(2,570)	$777	$(1,793)
Tax-exempt	131	363	494
Mortgages held for sale	(150)	88	(62)
Loans and leases, net of unearned discount	32,763	90,718	123,481
Other investments	(2,856)	3,940	1,084
Total earning assets	$27,318	$95,886	$123,204
Interest paid on:
Interest-bearing deposits	$3,179	$94,752	$97,931
Short-term borrowings:
Securities sold under agreements to repurchase	(64)	115	51
Other short-term borrowings	3,823	1,661	5,484
Subordinated notes	—	624	624
Long-term debt and mandatorily redeemable securities	(13)	3,836	3,823
Total interest-bearing liabilities	$6,925	$100,988	$107,913
Net interest income - FTE	$20,393	$(5,102)	$15,291

2022 compared to 2021
Interest earned on:
Investment securities available-for-sale:
Taxable	$5,463	$3,064	$8,527
Tax-exempt	203	367	570
Mortgages held for sale	(412)	181	(231)
Loans and leases, net of unearned discount	5,674	23,467	29,141
Other investments	(843)	2,049	1,206
Total earning assets	$10,085	$29,128	$39,213
Interest paid on:
Interest-bearing deposits	$613	$12,342	$12,955
Short-term borrowings:
Securities sold under agreements to repurchase	(8)	(19)	(27)
Other short-term borrowings	151	1,258	1,409
Subordinated notes	—	283	283
Long-term debt and mandatorily redeemable securities	(578)	(1,829)	(2,407)
Total interest-bearing liabilities	$178	$12,035	$12,213
Net interest income - FTE	$9,907	$17,093	$27,000

Noninterest Income — Noninterest income decreased $0.64 million or 0.70% in 2023 from 2022 following a $8.83 million or 8.82% decrease in 2022 from 2021. The following table shows the components of our noninterest income for the most recent three years ended December 31.

(Dollars in thousands)	2023	2022	2021
Noninterest income:
Trust and wealth advisory	$23,706	$23,107	$23,782
Service charges on deposit accounts	12,749	12,146	10,589
Debit card	17,980	18,052	18,125
Mortgage banking	3,471	4,122	11,822
Insurance commissions	6,911	6,703	7,247
Equipment rental	8,837	12,274	16,647
Losses on investment securities available-for-sale	(2,926)	(184)	(680)
Other	19,895	15,042	12,560
Total noninterest income	$90,623	$91,262	$100,092
Trust and wealth advisory fees (which include investment management fees, estate administration fees, mutual fund fees, annuity fees, and fiduciary fees) increased $0.60 million or 2.59% in 2023 from 2022 compared to a $0.68 million or 2.84% decrease in 2022 over 2021. Trust and wealth advisory fees are largely based on the number and size of client relationships and the market value of assets under management. The market value of trust assets under management at December 31, 2023 and 2022 was $5.46 billion and $4.84 billion, respectively. The positive performance of the stock and bond markets primarily during the fourth quarter of 2023 resulted in an increase in the market value of trust assets under management compared to 2022. At December 31, 2023, these trust assets were comprised of $3.66 billion of personal and agency trusts and estate administration assets, $1.10 billion of employee benefit plan assets, $0.53 million of individual retirement accounts, and $0.17 million of custody assets.
Service charges on deposit accounts increased by $0.60 million or 4.96% in 2023 from 2022 compared to an increase of $1.56 million or 14.70% in 2022 from 2021. The growth in service charges on deposit accounts in 2023 was primarily due to increased consumer and business overdraft transactions. The increase during 2022 was primarily due to increased consumer and business nonsufficient fund transactions.
Debit card income declined slightly during 2023 following a similar slight decrease during 2022. The declines in 2023 to 2022 were mainly the result of decreased discretionary spending and a focus on core expenses by consumers. Additionally, regulatory changes to web commerce transactions implemented by the Federal Reserve during 2023 had a negative impact.
Mortgage banking income dropped $0.65 million or 15.79% in 2023 over 2022, compared to a $7.70 million or 65.13% decrease in 2022 from 2021. We had $0.81 million of MSR impairment recoveries in 2021. During 2023, 2022 and 2021, we determined that no permanent write-down was necessary for previously recorded impairment on MSRs. During 2023 and 2022, mortgage banking income decreased primarily due to reduced mortgage origination volumes resulting in lower income on loans sold in the secondary market. Demand for mortgages has continued to decline with steep increases in interest rates, limited inventory, and fewer housing starts all of which impacted market activity.
Insurance commissions increased $0.21 million or 3.10% in 2023 compared to 2022 and declined $0.54 million or 7.51% in 2022 compared to 2021. The rise in 2023 was primarily due to a larger book of business and more contingent commissions received. The decrease in 2022 was primarily due to a reduced book of business and fewer contingent commissions received.
Equipment rental income generated from operating leases decreased by $3.44 million or 28.00% during 2023 from 2022 compared to a reduction of $4.37 million or 26.27% during 2022 from 2021. The average equipment rental portfolio decreased 29.45% in 2023 over 2022 and decreased 21.27% in 2022 over 2021 as a result of reduced leasing volume primarily in the medium and heavy duty truck, construction equipment and the auto and light truck portfolios due to changing customer preferences and competitive pricing pressures for new business. In 2023 and 2022, the decline in rental income was offset by a similar decline in depreciation on equipment owned under operating leases.
Losses on the sale of investment securities available-for-sale were $2.93 million in 2023 compared to losses of $0.18 million and $0.68 million in 2022 and 2021, respectively. Losses during 2023 of $2.88 million were the result of repositioning the investment securities portfolio. In the repositioning, approximately $40 million of securities with an average yield of 1.10% were sold and used to purchase approximately $40 million of securities with an average yield of 4.80%. The remaining 2023 losses were the result of sales to support liquidity and fund loan growth during the first quarter. Losses during 2022 and 2021 were from the sale of Federal agency securities in 2022 and corporate securities in 2021 with the goal of managing portfolio risk and liquidity.

Other income improved $4.85 million or 32.26% in 2023 from 2022 compared to an increase of $2.48 million or 19.76% in 2022 from 2021. The increase in 2023 was mainly a result of partnership investment gains on sale of renewable energy tax equity investments of $3.43 million, increased customer swap fees of $1.23 million and higher bank owned life insurance policy claims. The increase in 2022 was mainly a result of partnership investment gains on sale of renewable energy tax equity investments of $2.24 million and higher bank owned life insurance policy claims offset by a write down of $0.37 million on small business capital investments and reduced customer swap fees of $0.33 million.
Noninterest Expense — Noninterest expense increased $17.03 million or 9.22% in 2023 from 2022 following a $1.45 million or 0.78% decrease in 2022 from 2021. The following table shows the components of our noninterest expense for the most recent three years ended December 31.

(Dollars in thousands)	2023	2022	2021
Noninterest expense:
Salaries and employee benefits	$115,612	$105,110	$105,808
Net occupancy	11,090	10,728	10,524
Furniture and equipment	5,653	5,448	5,977
Data Processing	25,055	22,375	19,877
Depreciation — leased equipment	7,093	10,023	13,694
Professional fees	6,705	7,280	8,676
FDIC and other insurance	5,926	3,625	2,677
Business development and marketing	7,157	5,823	8,013
Other	17,433	14,287	10,902
Total noninterest expense	$201,724	$184,699	$186,148
Total salaries and employee benefits increased $10.50 million or 9.99% in 2023 from 2022, following a slight decrease in 2022 from 2021.
Employee salaries grew $7.17 million or 8.31% in 2023 from 2022 compared to an increase of $0.62 million or 0.73% in 2022 from 2021. The increase in 2023 was mainly a result of higher base salaries due to normal merit increases, the impact of wage inflation, and an increase in the number of employees from the filling of prior open positions and lower employee turnover. The increase in 2022 was mainly a result of higher base salaries due to normal merit increases offset by a decrease in incentive compensation and commission compensation primarily in our residential mortgage area.
Employee benefits increased $3.33 million or 17.73% in 2023 from 2022, compared to a $1.32 million or 6.58% decrease in 2022 from 2021. During 2023, group insurance costs were higher due to a rise in claims experienced and increased company contributions to employee retirement accounts compared to levels in 2022. During 2022, group insurance costs were lower due to decreased claims experienced compared to levels in 2021.
Occupancy expense rose $0.36 million or 3.37% in 2023 from 2022, compared to an increase of $0.20 million or 1.94% in 2022 from 2021. The expense increase in 2023 was primarily the result of higher premises repairs. The elevated expense in 2022 was primarily the result of higher snow removal costs due to inclement weather conditions.
Furniture and equipment expense, including depreciation, increased by $0.21 million or 3.76% in 2023 from 2022 compared to a decrease of $0.53 million or 8.85% in 2022 from 2021. The higher expense in 2023 was primarily due to increased equipment replacement costs. The lower expense in 2022 was primarily due to a reduction in equipment rental and depreciation expenses.
Data processing expense rose by $2.68 million or 11.98% in 2023 from 2022, following a $2.50 million or 12.57% increase in 2022 from 2021. The increases in 2023 and 2022 were due to a rise in software maintenance costs and higher computer processing charges related to a variety of technology projects.
Depreciation on equipment owned under operating leases declined $2.93 million or 29.23% in 2023 from 2022, following a $3.67 million or 26.81% decrease in 2022 from 2021. In 2023 and 2022, depreciation on equipment owned under operating leases correlated with the change in equipment rental income.
Professional fees decreased $0.58 million or 7.90% in 2023 from 2022, compared to a $1.40 million or 16.09% decrease in 2022 from 2021. The lower expense in 2023 can primarily be attributed to a decline in the utilization of consulting services for technology projects and compliance services. The lower expense in 2022 can primarily be attributed to a decline in legal fees offset by increased utilization of consulting services for technology projects and compliance services.

FDIC and other insurance expense grew $2.30 million or 63.48% in 2023 from 2022 and increased $0.95 million or 35.41% in 2022 from 2021. The increase in 2023 was mainly the result of higher assessments for FDIC premiums from a two basis point increase in assessment rates during the first quarter of 2023. The increase in 2022 was mainly the result of higher assessments for FDIC premiums from a larger asset base and a one-time $0.38 million recovery of an incurred but not reported insurance reserve in 2021.
Business development and marketing expenses increased $1.33 million or 22.91% in 2023 from 2022 following a decline of $2.19 million or 27.33% in 2022 from 2021. The increased expense in 2023 was mainly the result of a charitable contribution of $1.00 million made during 2023 and higher marketing promotions. The decreased expense in 2022 was mainly the result of a one-time charitable contribution of $3.00 million made during 2021 offset by increased business development expense and marketing promotions.
Other expenses increased by $3.15 million or 22.02% in 2023 as compared to 2022 and increased $3.39 million or 31.05% in 2022 as compared to 2021. The higher expense in 2023 was primarily the result of an increase in the provision for unfunded credit commitments, higher postage and shipping costs, and a rise in data communication line charges as bandwidth is improved. The higher expense in 2022 was primarily the result of an increase in the provision for unfunded loan commitments, a rise in the provision for interest rate swaps with customers, and higher employee training expenses.
Income Taxes — 1st Source recognized income tax expense in 2023 of $36.75 million, compared to $36.26 million in 2022, and $36.33 million in 2021. The effective tax rate in 2023 was 22.73% compared to 23.12% in 2022, and 23.45% in 2021.
For a detailed analysis of 1st Source’s income taxes see Part II, Item 8, Financial Statements and Supplementary Data — Note 17 of the Notes to Consolidated Financial Statements.
FINANCIAL CONDITION
Loan and Lease Portfolio — The following table shows 1st Source’s loan and lease distribution at the end of each of the last two years as of December 31.

(Dollars in thousands)	2023	2022
Commercial and agricultural	$766,223	$812,031
Renewable energy	399,708	381,163
Auto and light truck	966,912	808,117
Medium and heavy duty truck	311,947	313,862
Aircraft	1,078,172	1,077,722
Construction equipment	1,084,752	938,503
Commercial real estate	1,129,861	943,745
Residential real estate and home equity	637,973	584,737
Consumer	142,957	151,282
Total loans and leases	$6,518,505	$6,011,162
At December 31, 2023, there were no concentrations within the loan portfolio of 10% or more of total loans and leases.
Loans and leases, net of unearned discount, at December 31, 2023, were $6.52 billion and were 74.69% of total assets, compared to $6.01 billion and 72.08% of total assets at December 31, 2022. Average loans and leases, net of unearned discount, increased $637.16 million or 11.45% and increased $128.88 million or 2.37% in 2023 and 2022, respectively.
Commercial and agricultural lending, excluding those loans secured by real estate, decreased $45.81 million or 5.64% in 2023 over 2022. Commercial and agricultural lending outstandings were $766.22 million and $812.03 million at December 31, 2023 and December 31, 2022, respectively. The reduction in balances during 2023 can be attributed to reduced borrowings within our working capital and line of credit products as borrowers utilized excess deposits to reduce their line of credit borrowings fueled by elevated interest rates.
Renewable energy loans and leases increased $18.55 million or 4.87% in 2023 over 2022. Renewable energy loan and lease outstandings were $399.71 million and $381.16 million at December 31, 2023 and 2022, respectively. The increase during 2023 was due to continued positive momentum from the addition of new clients and repeat business from existing clients.
Auto and light truck loans increased $158.80 million or 19.65% in 2023 over 2022. At December 31, 2023, auto and light truck loans had outstandings of $966.91 million and $808.12 million at December 31, 2022. This increase was primarily attributable to expanding and selectively adding vehicle rental and commercial lessor client relationships as fleet availability continues to improve.

Medium and heavy duty truck loans and leases decreased $1.92 million or 0.61% in 2023. Medium and heavy duty truck financing at December 31, 2023 and 2022 had outstandings of $311.95 million and $313.86 million, respectively. The decrease at December 31, 2023 from December 31, 2022 can be mainly attributed to competitive factors and a selective credit approach to maintain yield with existing clients while fleet availability continues to improve.
Aircraft financing at year-end 2023 was relatively flat from year-end 2022. Aircraft financing at December 31, 2023 and 2022 had outstandings of $1.08 billion and $1.08 billion, respectively. Our 2023 domestic balances remained flat while increasing aircraft inventories and fewer transactions took place in the market. Bonus depreciation-motivated purchases are phasing down resulting in lower demand for private turbine aircraft especially amongst private business and high net worth market segments. Higher usage of cash for purchases and increased caution with large capital spending was normalizing after the record COVID-era transaction activity. We continue to exercise a consistent disciplined approach to aircraft types and client credit profiles. Our foreign outstandings, all denominated in U.S. dollars, increased 1.66% during 2023 and were $302.41 million and $297.46 million as of December 31, 2023 and 2022, respectively. Loan and lease outstandings to borrowers in Brazil and Mexico were $119.38 million and $147.61 million as of December 31, 2023, respectively, compared to $129.98 million and $136.68 million as of December 31, 2022, respectively. Outstanding balances to other borrowers in other countries were insignificant.
Construction equipment financing increased $146.25 million or 15.58% in 2023 compared to 2022. Construction equipment financing at December 31, 2023 had outstandings of $1.08 billion, compared to outstandings of $938.50 million at December 31, 2022. The growth in this category was primarily due to significant new client relationships and continued growth with existing clients.
Commercial loans secured by real estate increased $186.12 million or 19.72% in 2023 over 2022. Commercial loans secured by real estate outstanding at December 31, 2023 were $1.13 billion and $943.75 million at December 31, 2022. Approximately 55% of loans were owner occupied at December 31, 2023. The majority of our non-owner occupied commercial real estate projects are located within our primary market area. The increase in 2023 was the result of selective growth within our markets. We have financed a minimal amount of commercial real estate secured by non-owner occupied office property where third-party tenant rents are the primary source of repayment and all are performing as agreed.
Residential real estate and home equity loans were $637.97 million at December 31, 2023 and $584.74 million at December 31, 2022. Residential real estate and home equity loans increased $53.24 million or 9.10% in 2023 from 2022. Residential mortgage and home equity outstandings grew in 2023 as new adjustable-rate mortgage loans were retained rather than being sold into the secondary market. Additionally, reduced homeowner liquidity drove continued high demand for home equity lines of credit and loans. The trends from 2022 continued in 2023 as clients did not want to refinance their first mortgages to pull equity from their homes. In addition, a slow housing market and low builder confidence tended to slow home purchases.
Consumer loans decreased $8.33 million or 5.50% in 2023 over 2022. Consumer loans outstanding at December 31, 2023, were $142.96 million and $151.28 million at December 31, 2022. During 2023, higher vehicle prices, increased interest rates, reduced inventory levels and consumer’s lack of liquidity contributed to the decrease in consumer loans.

The following table shows the contractual maturities of loans and leases outstanding as of December 31, 2023 as well as classification according to the sensitivity to changes in interest rates.

(Dollars in thousands)	0-1 Year	1-5 Years	5-15 Years	Over 15 Years	Total
Commercial and agricultural
Fixed rate	$78,555	$193,681	$14,931	$—	$287,167
Variable rate	306,946	132,775	39,332	3	479,056
Total commercial and agricultural	385,501	326,456	54,263	3	766,223
Renewable energy
Fixed rate	8,912	28,001	28,437	13,940	79,290
Variable rate	125,986	97,175	88,956	8,301	320,418
Total renewable energy	134,898	125,176	117,393	22,241	399,708
Auto and light truck
Fixed rate	156,900	302,199	4,911	—	464,010
Variable rate	163,638	333,191	6,073	—	502,902
Total auto and light truck	320,538	635,390	10,984	—	966,912
Medium and heavy duty truck
Fixed rate	90,252	207,586	10,547	—	308,385
Variable rate	1,293	2,269	—	—	3,562
Total medium and heavy duty truck	91,545	209,855	10,547	—	311,947
Aircraft
Fixed rate	133,613	603,982	13,654	—	751,249
Variable rate	73,836	154,908	98,179	—	326,923
Total aircraft	207,449	758,890	111,833	—	1,078,172
Construction equipment
Fixed rate	314,640	719,932	9,979	—	1,044,551
Variable rate	8,264	22,099	9,838	—	40,201
Total construction equipment	322,904	742,031	19,817	—	1,084,752
Commercial real estate
Fixed rate	93,073	450,802	73,730	280	617,885
Variable rate	21,079	317,669	138,882	34,346	511,976
Total commercial real estate	114,152	768,471	212,612	34,626	1,129,861
Residential real estate and home equity
Fixed rate	56,559	166,941	164,437	21,826	409,763
Variable rate	45,333	117,769	63,603	1,505	228,210
Total residential real estate and home equity	101,892	284,710	228,040	23,331	637,973
Consumer
Fixed rate	60,755	71,521	123	—	132,399
Variable rate	8,521	2,015	22	—	10,558
Total consumer	69,276	73,536	145	—	142,957
Total loans and leases
Fixed rate	993,259	2,744,645	320,749	36,046	4,094,699
Variable rate	754,896	1,179,870	444,885	44,155	2,423,806
Total loans and leases	$1,748,155	$3,924,515	$765,634	$80,201	$6,518,505
During 2023, approximately 29% of the Bank’s residential mortgage originations were sold into the secondary market. Mortgage loans held for sale were $1.44 million at December 31, 2023 and were $3.91 million at December 31, 2022.
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

Our liability for repurchases, included in Accrued Expenses and Other Liabilities on the Statements of Financial Condition, was $0.15 million and $0.17 million as of December 31, 2023 and 2022, respectively. Our recovery for repurchase losses, included in Loan and Lease Collection and Repossession expense on the Statements of Income, was $0.07 million in 2023 compared to $0.05 million in 2022 and $0.09 million in 2021. The mortgage repurchase liability represents our best estimate of the loss that we may incur. The estimate is based on specific loan repurchase requests and a historical loss ratio with respect to origination dollar volume. Because the level of mortgage loan repurchase losses is dependent on economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment.
CREDIT EXPERIENCE
Allowance for Credit Losses — The allowance for credit losses considers the historical loss experience, current conditions, and reasonable and supportable forecasts. To estimate expected loan and lease losses under the Current Expected Credit Losses (CECL) methodology, we use a broad range of data over a long time horizon, generally back to the fourth quarter of 2007, thus capturing most of the economic business cycle which includes the Great Recession and the subsequent long and slow recovery which supports full lifetime losses. CECL requires our loan portfolio to be segregated into pools based on similar risk characteristics.
Pooled loans and leases are collectively evaluated using either a cohort cumulative loss rate methodology or a transition matrix-based probability of default (PD)/loss given default (LGD) methodology. Our management evaluates the allowance quarterly, reviewing all loans and leases over a fixed-dollar amount ($250,000) where the internal credit quality grade is at or below a predetermined classification, considering actual and anticipated loss experience, current economic events in specific industries, and other pertinent factors including general economic conditions. Determination of the allowance is inherently subjective as it requires significant estimates and adjustments to historical loss rates to capture differences that may exist between current and historical conditions, including consideration of economic risk which is generally reflected in a forecast adjustment, specific industry risk and concentration risk, all of which may be susceptible to significant and unforeseen changes. We review the loan and lease portfolios to identify borrowers that might develop financial problems and to mitigate losses. Our allowance for loan and lease losses is provided for by direct charges to the provision for credit losses on the Consolidated Statements of Income. Losses on loans and leases are charged against the allowance and likewise, recoveries during the period for prior losses are credited to the allowance. We utilize similar processes to estimate our liability for credit losses on unfunded loan commitments which is included in Accrued Expenses and Other Liabilities on the Consolidated Statements of Financial Position and is provided for by direct charges to the provision for unfunded credit commitments located in Other Noninterest Expense on the Consolidated Statements of Income. See Part II, Item 8, Financial Statements and Supplementary Data — Note 1 of the Notes to Consolidated Financial Statements for additional information on management’s evaluation of the allowance for credit losses.
We perform a thorough analysis of charge-offs, non-performing asset levels, special attention outstandings and delinquency to review portfolio trends, including specific industry risks and economic conditions, which may have an impact on the allowance and allowance ratios applied to various portfolios. We adjust the calculated historical-based ratio based on analysis of environmental factors, principally specific industry risk, collateral risk, and concentration risk, along with global economic and political issues. Our forecast adjustment includes key economic factors affecting our portfolios such as growth in gross domestic product, unemployment rates, housing market trends, commodity prices, and inflation. Forecasts are difficult to establish and the current environment presents challenges with high interest rates and a persistently inverted yield curve, generally tighter lending conditions, growing signs of consumer stress, and heightened uncertainty from ongoing conflicts around the world. Economic growth prospects entering the new year remain below trend, with varied calls ranging from soft landing to recession for the domestic economy. GDP forecasts have improved slightly but substantial headwinds remain, and uncertainty is high with growing risks of widening global conflicts, and global supply chain disruption. Collateral values are significant to underwriting our specialty finance portfolios and volatility or declining values pose a threat. Concentration risk is impacted primarily by geographic concentration in northern Indiana and southwestern Michigan in our business banking and commercial real estate portfolios and by collateral concentration in our specialty finance portfolios.
We include a factor for global risk in our analysis. While difficult to predict with precision, global risks may adversely impact our borrowers impairing their ability to repay their financial obligations. The global outlook calls for slowing growth, high sovereign debt levels and continued high interest rates in developing countries pressure growth prospects. Rising global geopolitical uncertainty impacts the outlook and the escalation of various ongoing foreign conflicts. Global shipping routes are under threat of attack. Terrorism remains a persistent concern and risks of a catastrophic event are elevated. In Brazil and Mexico where we have a presence with our aircraft lending, we remain concerned with high interest rates and their resultant economic impact, upcoming elections in Mexico, and slowing growth forecasts for both countries.

The following discussion focuses on relevant economic conditions and various circumstances impacting the December 31, 2023 allowance for loan and lease losses of each of our loan and lease segments.
Commercial and agricultural – Multiple industries are represented in the commercial and agricultural portfolio and the outlook for the portfolio is guarded. Small businesses are challenged to absorb higher interest rates, higher cost of capital, compete for labor, and control expenses. In our underlying industries, wholesalers have generally performed well and have been able to pass along rising costs. Manufacturers remain under pressure as demand for durable goods remains soft. The recreational vehicle industry, which is centered in our footprint, has slowed rapidly from record high shipment levels reached in 2022 with supply and demand dynamics reversing sharply. The outlook for 2024 remains weak; marginally improved from 2023. The outlook in our agricultural portfolio remains cautiously optimistic. Crop prices remain comparatively high but are slipping and elevated input prices and borrowing costs could squeeze margins of our agricultural clients. We experienced higher charge-offs in the commercial and agricultural portfolio during 2023 after a sustained period of low credit losses. Credit quality remains acceptable, but we expect to see some deterioration in the portfolio during the coming year as the impact of higher rates are fully realized.
Renewable energy – Our renewable energy (predominately solar) portfolio continues to perform well. Growth opportunities abound and overall credit quality remains solid. Risks include construction and developer related risks and delays, site issues, climate and weather risks, regulatory problems and permitting issues, as well as utility interconnection delays. To date, we have not incurred any losses in this portfolio and credit performance continues to be favorable.
Auto and light truck – The primary auto rental segment of the auto and light truck portfolio reported strong loan growth for a third straight year as demand for rental vehicles and revenue per unit remains elevated. Credit quality is generally stable, with limited weakness exhibited with a few smaller operators. Used asset valuations have softened but remain above the long-term trend line as constrained original equipment manufacturer (OEM) production volumes have likely provided some pricing support. Clients are slowly returning to more normalized fleet cycles, but cycles remain longer than historical norms. Increased vehicle values generally benefited our customers however, elevated valuations increase new funding risk which we have attempted to mitigate by maintaining appropriate terms and limiting funding on used units. Wholesale used vehicle prices continue to soften, particularly within electric vehicle segments of which we have limited exposure, although overall vehicle values remain above the longer-term trend line. The auto leasing segment also performed well in 2023 and the portfolio exhibits stable credit quality and low delinquency. Leasing customers lease to auto rental companies as well as other commercial entities. Our auto leasing portfolio is concentrated in larger client exposures. We remain diligent in setting our terms and residual values appropriately and monitoring fleet mix given recent volatility in vehicle prices. The auto and light truck portfolio reported a net recovery position for the year. We modestly adjusted qualitative factors in the portfolio due to substantial loan growth and the corresponding increase in concentration risk of overall bank capital.
Medium and heavy duty truck – The industry has weakened as it deals with overcapacity and declining freight rates. This portfolio has historically been a barometer for overall economic weakness and 2024 is expected to be a difficult year for the industry. In previous downturns, small companies and independent owner-operators have been hit the hardest and asset valuations could be pressured should consolidation accelerate. The portfolio exhibited no material loan growth for the year and has decreased as a percentage of capital, comparably to our other portfolios. At year-end, we adjusted qualitative factors in our allowance analysis to account for the industry’s increasing risk profile and expected credit deterioration.
Aircraft – Loan growth in our domestic and foreign aircraft segments was essentially flat after both segments exhibited strong growth in the previous year. Aircraft collateral values, particularly those in our niche, strengthened considerably during this economic cycle and are generally holding, although there are signs of softening valuations with select models and increased available inventory. OEM backlogs for new units remain healthy and have supported used prices. The portfolio has been relatively stable lately, but was among the sectors affected most by the sluggish economy following the Great Recession. Our portfolio loss history has been volatile, characterized by lengthy periods of minimal losses or modest recoveries followed by short intervals of high losses. In this portfolio, we have $302 million of foreign exposure, primarily domiciled in Mexico and Brazil. Brazil’s economy outperformed expectations during 2023, but forecasts are moderating for the coming year as growth in the agricultural sector slows. The Mexican economy also fared better than expectations in 2023, although growth is anticipated to moderate in the coming year given heavy dependence on the U.S. economy which forecasts slower growth. Heavy indebtedness and financial problems with state-owned oil firm Pemex indicate ongoing concern for Mexico’s broader economy.

Construction equipment – Our construction equipment portfolio has shown strong growth in recent periods and experienced stable credit quality in the years between the Great Recession and the pandemic. In recent years, there have been credit quality concerns with unanticipated downgrades to special attention. The portfolio recognized the largest single charge off in both 2021 and 2022; one of which was subsequently fully recovered during 2023. Higher interest rates and a slowed housing market have weakened the outlook for site developers. Certain industry segments are experiencing stress and we continue to monitor for credit weaknesses. The portfolio remains vulnerable to volatility and regulation in the oil and gas sector. The general nature of bidding on construction projects can also have unanticipated costs or delays. Volatile energy costs have been harmful to portfolio clients which often operate under long-term contracts that may lack adequate cost escalators. Historically, we have experienced less volatility in this portfolio than the broader industry as losses have been mitigated by appropriate underwriting and a global market for used construction equipment. Continued infrastructure spending is expected to have a positive impact for many contractors within the segment and for the industry’s used equipment markets. We modestly adjusted qualitative factors for concentration risk of overall bank capital due to substantial loan growth, while also easing an adjustment for elevated problem loan activity in the segment given reduced special attention volume.
Commercial real estate – Similar to the commercial portfolio, our commercial real estate loans are concentrated in our local market with local customers although we do fund select projects outside our market with multi-state developers that are headquartered in our footprint. Approximately 55% of the Bank’s exposure in this portfolio is from owner occupied facilities where we are the primary relationship bank for our clients. We reviewed our qualitative adjustments as of year-end and made adjustments to address interest rate maturity risk and added a factor for construction risk in select segments as the loan volume of projects under construction is much higher than prior periods. We continue to be concerned about higher interest and capitalization rates within the segment and the potential negative impact on both real estate valuations and projected cash flows.
Residential real estate and home equity – Our residential real estate and home equity portfolio consists of loans to individuals in the communities we serve. Generally, residential mortgage loans are originated using standards that result in salable mortgages. Home equity loans are also advanced in compliance with regulatory guidelines and the Bank’s credit policy. Losses in these portfolios have been immaterial since 2013. Qualitative factors in the portfolio are primarily for reasonable and supportable forecasts, although we made an adjustment at the end of 2023 to account for an increase of non-salable adjustable-rate mortgages in the loan mix with repricing risk at maturity.
Consumer – Our consumer loan portfolio consists of loans to individuals in the communities we serve. This portfolio consists primarily of loans secured by autos with advances in compliance with the Bank’s underwriting standards. Losses are stable during good economic times and tend to increase when there is deterioration in local economic factors and employment rates. Loss rates have been modest since 2013, but we experienced higher write-downs within the portfolio during the year. We reviewed our qualitative adjustments at the end of the 2023 which primarily consist of reasonable and supportable forecasts and made an adjustment to account for increasing delinquency and nonperforming activity within the portfolio.
The allowance for loan and lease losses at December 31, 2023, totaled $147.55 million and was 2.26% of loans and leases, compared to $139.27 million or 2.32% of loans and leases at December 31, 2022 and $127.49 million or 2.38% of loans and leases at December 31, 2021. It is our opinion that the allowance for loan and lease losses was appropriate to absorb current expected credit losses inherent in the loan and lease portfolio as of December 31, 2023.
Charge-offs for loan and lease losses were $6.65 million for 2023, compared to $3.41 million for 2022 and $12.52 million for 2021. Reflective of our strong loan and lease growth, partially offset by a net recovery position, we added $5.87 million to the provision for credit losses for 2023, compared to a provision of $13.25 million for 2022 and a recovery of provision of $4.30 million for 2021.

The following table summarizes our loan and lease loss experience for each of the last three years ended December 31.

(Dollars in thousands)	2023	2022	2021
Amounts of loans and leases outstanding at end of period	$6,518,505	$6,011,162	$5,346,214
Average amount of net loans and leases outstanding during period	$6,203,857	$5,566,701	$5,437,817
Balance of allowance for loan and lease losses at beginning of period	$139,268	$127,492	$140,654
Charge-offs:
Commercial and agricultural	4,305	625	2,930
Renewable energy	—	—	—
Auto and light truck	729	118	7,797
Medium and heavy duty truck	—	—	—
Aircraft	—	—	—
Construction equipment	54	1,114	856
Commercial real estate	248	538	—
Residential real estate and home equity	101	284	228
Consumer	1,211	730	712
Total charge-offs	6,648	3,409	12,523
Recoveries:
Commercial and agricultural	243	56	812
Renewable energy	—	—	—
Auto and light truck	5,591	417	1,316
Medium and heavy duty truck	12	—	—
Aircraft	967	785	687
Construction equipment	1,656	17	473
Commercial real estate	11	45	19
Residential real estate and home equity	334	160	16
Consumer	252	460	341
Total recoveries	9,066	1,940	3,664
Net (recoveries) charge-offs	(2,418)	1,469	8,859
Provision (recovery of provision) for loan and lease losses	5,866	13,245	(4,303)
Balance at end of period	$147,552	$139,268	$127,492
Ratio of net (recoveries) charge-offs to average net loans and leases outstanding	(0.04)%	0.03%	0.16%
Ratio of allowance for loan and lease losses to net loans and leases outstanding end of period	2.26%	2.32%	2.38%
Coverage ratio of allowance for loan and lease losses to nonperforming loans and leases	627.08%	526.06%	327.28%
The following table shows net (recoveries) charge-offs as a percentage of average loans and leases by portfolio type:

	2023	2022	2021
Commercial and agricultural	0.52%	0.07%	0.19%
Renewable energy	—	—	—
Auto and light truck	(0.55)	(0.04)	1.11
Medium and heavy duty truck	—	—	—
Aircraft	(0.09)	(0.08)	(0.08)
Construction equipment	(0.16)	0.13	0.05
Commercial real estate	0.02	0.05	—
Residential real estate and home equity	(0.04)	0.02	0.04
Consumer	0.66	0.19	0.28
Total net (recoveries) charge-offs to average portfolio loans and leases	(0.04)%	0.03%	0.16%

The allowance for loan and lease losses has been allocated according to the amount deemed necessary to provide for the estimated current expected credit losses. The following table shows the amount of such components of the allowance for loan and lease losses at December 31 and the ratio of such loan and lease categories to total outstanding loan and lease balances.

	2023		2022
(Dollars in thousands)	Allowance Amount	Percentage of Loans and Leases in Each Category to Total Loans and Leases	Allowance Amount	Percentage of Loans and Leases in Each Category to Total Loans and Leases
Commercial and agricultural	$17,385	11.76%	$14,635	13.51%
Renewable energy	6,610	6.13	7,217	6.34
Auto and light truck	16,858	14.83	18,634	13.44
Medium and heavy duty truck	8,965	4.79	7,566	5.22
Aircraft	37,653	16.54	41,093	17.93
Construction equipment	26,510	16.64	24,039	15.61
Commercial real estate	23,690	17.33	17,431	15.70
Residential real estate and home equity	7,698	9.79	6,478	9.73
Consumer	2,183	2.19	2,175	2.52
Total	$147,552	100.00%	$139,268	100.00%
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
Nonperforming assets amounted to $24.24 million at December 31, 2023, compared to $26.93 million at December 31, 2022, and $41.33 million at December 31, 2021. During 2023, interest income on nonaccrual loans and leases would have increased by approximately $1.47 million compared to $2.68 million in 2022 if these loans and leases had earned interest at their full contractual rate.
Nonperforming assets at December 31, 2023 decreased from December 31, 2022, mainly due to declines in nonaccrual loans and leases in the auto and light truck and construction equipment portfolios offset by an increase in the commercial and agricultural portfolio. Repossessions consisted mainly of units in the specialty finance segments of the auto and light truck portfolio. There were no properties held in other real estate.

Nonperforming assets at December 31 (Dollars in thousands)	2023	2022
Loans past due over 90 days	$149	$54
Nonaccrual loans and leases:
Commercial and agricultural	13,267	864
Renewable energy	—	—
Auto and light truck	4,666	14,153
Medium and heavy duty truck	—	15
Aircraft	—	571
Construction equipment	176	5,469
Commercial real estate	2,970	3,229
Residential real estate and home equity	1,812	1,785
Consumer	490	334
Total nonaccrual loans and leases	23,381	26,420
Total nonperforming loans and leases	23,530	26,474
Other real estate	—	104
Repossessions:
Commercial and agricultural	—	—
Auto and light truck	689	311
Medium and heavy duty truck	—	—
Aircraft	—	—
Construction equipment	—	—
Consumer	16	16
Total repossessions	705	327
Operating leases	—	22
Total nonperforming assets	$24,235	$26,927
Nonperforming loans and leases to loans and leases, net of unearned discount	0.36%	0.44%
Nonperforming assets to loans and leases and operating leases, net of unearned discount	0.37%	0.45%
Potential Problem Loans — Potential problem loans consist of loans that are performing but for which management has concerns about the ability of a borrower to continue to comply with repayment terms because of potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. As of December 31, 2023 and 2022, we had $34.04 million and $7.83 million, respectively, in loans of this type which are not included in either of the non-accrual or 90 days past due loan categories. At December 31, 2023, potential problem loans consisted of five relationships; one relationship in the commercial and agricultural portfolio, one relationship in the aircraft portfolio, one relationship in the medium and heavy duty truck portfolio, and two relationships in the construction portfolio. Weakness in the borrowers’ operating performance have caused us to give heighten attention to these credits.
INVESTMENT PORTFOLIO
The amortized cost of securities available-for-sale at year-end 2023 decreased 10.50% from 2022, following a 4.96% increase from year-end 2021 to year-end 2022. The amortized cost of securities available-for-sale at December 31, 2023 was 20.19% of total assets, compared to 23.61% of total assets at December 31, 2022.
The following table shows the amortized cost of investment securities available-for-sale as of December 31.

(Dollars in thousands)	2023	2022
U.S. Treasury and Federal agencies securities	$979,530	$1,090,743
U.S. States and political subdivisions securities	97,522	130,670
Mortgage-backed securities — Federal agencies	676,257	730,672
Corporate debt securities	8,448	16,486
Foreign government securities	600	600
Total investment securities available-for-sale	$1,762,357	$1,969,171

Yields on tax-exempt obligations are calculated on a fully tax-equivalent basis assuming a 21% tax rate. The following table shows the maturities of securities available-for-sale at December 31, 2023, at the amortized costs and weighted average yields of such securities.

(Dollars in thousands)	Amount	Yield
U.S. Treasury and Federal agencies securities
Under 1 year	$257,225	0.93%
1 – 5 years	722,305	0.94
5 – 10 years	—	—
Over 10 years	—	—
Total U.S. Treasury and Federal agencies securities	979,530	0.94
U.S. States and political subdivisions securities
Under 1 year	14,181	2.40
1 – 5 years	54,241	1.50
5 – 10 years	9,396	3.88
Over 10 years	19,704	5.87
Total U.S. States and political subdivisions securities	97,522	2.74
Corporate debt securities
Under 1 year	8,448	2.32
1 – 5 years	—	—
5 – 10 years	—	—
Over 10 years	—	—
Total Corporate debt securities	8,448	2.32
Foreign government securities
Under 1 year	600	2.12
1 – 5 years	—	—
5 – 10 years	—	—
Over 10 years	—	—
Total Foreign government securities	600	2.12
Mortgage-backed securities — Federal agencies	676,257	1.97
Total investment securities available-for-sale	$1,762,357	1.44%
At December 31, 2023, the residential mortgage-backed securities we held consisted of GNMA, FNMA and FHLMC pass-through certificates (Government Sponsored Enterprise, GSEs). The type of loans underlying the securities were all conforming loans at the time of issuance. The underlying GSEs backing these mortgage-backed securities are rated Aaa or AA+ from the rating agencies. At December 31, 2023, the vintage (years originated) of the underlying loans comprising our securities are: 5% in the year 2023; 12% in the year 2022; 67% in the years 2020 and 2021; 7% in the years 2018 and 2019; 5% in the years 2016 and 2017; 4% in the years 2015 prior.
DEPOSITS
The following table shows the average daily amounts of deposits and rates paid on such deposits.

	2023		2022		2021
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing demand	$1,753,149	—%	$2,037,882	—%	$1,882,168	—%
Interest bearing demand	2,481,362	2.33	2,554,945	0.69	2,278,498	0.13
Savings	1,181,314	0.68	1,283,143	0.08	1,172,411	0.07
Time	1,541,419	3.73	835,406	0.79	1,009,450	0.84
Total deposits	$6,957,244		$6,711,376		$6,342,527

The following table shows the estimated scheduled maturities of the portion of time deposits in U.S. offices in excess of the FDIC insurance limit and time deposits that are otherwise uninsured.

(Dollars in thousands)
Under 3 Months	$129,952
4 – 6 Months	82,534
7 – 12 Months	234,223
Over 12 Months	458,854
Total	$905,563
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

(Dollars in thousands)	Federal Funds Purchased and Securities Repurchase Agreements	Commercial Paper	Federal Home Loan Bank Advances	Federal Reserve Advances	Other Short-Term Borrowings	Total Borrowings
2023
Balance at December 31, 2023	$55,809	$—	$155,000	$100,000	$1,550	$312,359
Maximum amount outstanding at any month-end	189,138	3,491	225,000	100,000	1,694	519,323
Average amount outstanding	81,904	2,373	121,003	7,123	1,208	213,611
Weighted average interest rate during the year	0.36%	0.09%	5.28%	4.98%	—%	3.29%
Weighted average interest rate for outstanding amounts at December 31, 2023	0.37%	—%	5.51%	4.83%	—%	4.35%
2022
Balance at December 31, 2022	$141,432	$3,096	$70,000	$—	$1,001	$215,529
Maximum amount outstanding at any month-end	193,798	4,072	250,000	—	1,746	449,616
Average amount outstanding	169,600	3,838	40,123	—	1,409	214,970
Weighted average interest rate during the year	0.12%	0.04%	3.22%	—%	—%	0.70%
Weighted average interest rate for outstanding amounts at December 31, 2022	0.05%	0.03%	4.16%	—%	—%	1.39%
During December 2023, we borrowed $100.00 million from the Federal Reserve’s Bank Term Funding Program based on the economics of the borrowing relative to our other funding sources.
LIQUIDITY AND CAPITAL RESOURCES
Core Deposits — Our major source of investable funds is provided by stable core deposits consisting of all interest bearing and noninterest bearing deposits, excluding brokered certificates of deposit, listing services certificates of deposit and certain certificates of deposit over $250,000 based on established FDIC insured deposits. In 2023, average core deposits equaled 73.77% of average total assets, compared to 79.60% in 2022 and 78.04% in 2021. The effective rate of core deposits in 2023 was 1.45%, compared to 0.32% in 2022 and 0.12% in 2021.
Average noninterest bearing core deposits decreased 13.97% in 2023 compared to an increase of 8.27% in 2022. These represented 28.24% of total core deposits in 2023, compared to 31.71% in 2022, and 31.20% in 2021.
Purchased Funds — We use purchased funds to supplement core deposits, which include certain certificates of deposit over $250,000, brokered certificates of deposit, listing services certificates of deposit, over-night borrowings, securities sold under agreements to repurchase, commercial paper, and other short-term borrowings which includes Federal Home Loan Bank and Federal Reserve Bank borrowings. Purchased funds are raised from customers seeking short-term investments and are used to manage the Bank’s interest rate sensitivity. During 2023, our reliance on purchased funds increased to 11.45% of average total assets from 6.19% in 2022.

Shareholders’ Equity — Average shareholders’ equity equated to 11.02% of average total assets in 2023, compared to 10.81% in 2022. Shareholders’ equity was 11.34% of total assets at year-end 2023, compared to 10.36% at year-end 2022. We include unrealized gains (losses) on available-for-sale securities, net of income taxes, in accumulated other comprehensive income (loss) which is a component of shareholders’ equity. While regulatory capital adequacy ratios exclude unrealized gains (losses), it does impact our equity as reported in the audited financial statements. The unrealized losses on available-for-sale securities, net of income taxes, were $106.32 million and $147.69 million at December 31, 2023 and 2022, respectively. The unrealized losses occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. Additionally, we do not intend to sell these investments and it is more likely than not that we will not be required to sell these investments before recovery of the amortized cost basis, which may be the maturity dates of the securities.
Other Liquidity — Under Indiana law governing the collateralization of public fund deposits, the Indiana Board of Depositories determines which financial institutions are required to pledge collateral based on the strength of their financial ratings. We have been informed that no collateral is required for our public fund deposits. However, the Board of Depositories could alter this requirement in the future and adversely impact our liquidity. Our potential liquidity exposure if we must pledge collateral is approximately $1.23 billion.
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
(iii)Dependency Ratio (net potentially volatile liabilities minus short term investments divided by total earning assets minus short term investments) less than 15%; and
(iv)Loans to Deposits Ratio less than 100%
At December 31, 2023, we were in compliance with the foregoing internal policies and regulatory guidelines.
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

We maintain prudent strategies to support a strong liquidity position. The following table represents our sources of liquidity as of December 31, 2023.

(Dollars in thousands)	Available
Internal Sources
Unencumbered securities	$1,211,222
External Sources
FHLB advances(1)	450,143
FRB borrowings(2)	498,394
Fed funds purchased(3)	335,000
Brokered deposits(4)	252,746
Listing services deposits(4)	424,870
Total liquidity	$3,172,375
% of Total deposits net brokered and listing services certificates of deposit	49.51%

(1) Availability is shown net of required stock purchases under the FHLB activity-based stock ownership requirement, which is currently 4.50%, and may vary
(2) Includes access to discount window and Bank Term Funding Program
(3) Availability contingent on correspondent bank approvals at time of borrowing
(4) Availability contingent on internal borrowing guidelines
External sources as listed in the table above are managed to approved guidelines by our Board of Directors. Total net available liquidity was $3.17 billion at December 31, 2023, which accounted for approximately 50% of total deposits net of brokered and listing services certificates of deposits.
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

	Percentage Change in Net Interest Income
	December 31, 2023		December 31, 2022
Basis Point Interest Rate Change	12 Months	24 Months	12 Months	24 Months
Up 200	(1.40)%	3.01%	(2.32)%	2.99%
Up 100	(0.66)%	1.52%	(1.15)%	1.52%
Down 100	(0.18)%	(2.42)%	(2.39)%	(5.10)%
The earnings simulation model excludes the earnings dynamics related to how fee income and noninterest expense may be affected by changes in interest rates. Actual results may differ materially from those projected. The use of this methodology to quantify the market risk of the balance sheet should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions.
At December 31, 2023 and 2022, the impact of these hypothetical fluctuations in interest rates on our derivative holdings was not significant, and, as such, separate disclosure is not presented. We manage the interest rate risk related to mortgage loan commitments by entering into contracts for future delivery of loans with outside parties. See Part II, Item 8, Financial Statements and Supplementary Data — Note 18 of the Notes to Consolidated Financial Statements.
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
Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit, Finance and Risk Committee
1st Source Corporation
South Bend, Indiana

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of 1st Source Corporation (Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2024, expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.
Allowance for Credit Losses
As described in Note 5 to the consolidated financial statements, the Company’s consolidated allowance for loan and lease losses (ALLL) was $147.55 million at December 31, 2023. The Company also describes in Note 1 of the consolidated financial statements the “Allowance for Loan and Lease Losses” accounting policy around this estimate. The ALLL is an estimate of current expected credit losses in the loan and lease portfolio. The determination of the allowance for loan and lease losses requires significant judgment reflecting the Company’s best estimate of expected future losses for the loan’s entire contractual term adjusted for expected payments when appropriate.

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
Our audit procedures related to the estimated allowance for loan losses at December 31, 2023, included:
•Testing the design and operating effectiveness of internal controls, including those related to technology over the ALLL, the establishment of qualitative adjustments for current and expected conditions, grading and risk classification of loans and establishment of specific reserves on individually evaluated loans and management’s review controls over the ALLL balance as a whole including attending internal Company Credit Policy Committee meetings and Audit Committee discussions and analysis.
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
•Testing of the loan review function and the accuracy of loan grades determined. Specifically, utilizing internal professionals to assist us in evaluating the appropriateness of loan grades.
•Evaluating the overall reasonableness of qualitative factors and the Company’s support for magnitude.

/s/ FORVIS, LLP

We have served as the Company’s auditor since 2015.

Fort Wayne, Indiana
February 20, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit, Finance and Risk Committee
1st Source Corporation
South Bend, Indiana

Opinion on the Internal Control over Financial Reporting
We have audited 1st Source Corporation’s (Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2023 and 2022, and for each of the three years in the period ended December 31, 2023, and our report dated February 20, 2024, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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

/s/ FORVIS, LLP

Fort Wayne, Indiana
February 20, 2024

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31 (Dollars in thousands)	2023	2022
ASSETS
Cash and due from banks	$77,474	$84,703
Federal funds sold and interest bearing deposits with other banks	52,194	38,094
Investment securities available-for-sale	1,622,600	1,775,128
Other investments	25,075	25,293
Mortgages held for sale	1,442	3,914
Loans and leases, net of unearned discount:
Commercial and agricultural	766,223	812,031
Renewable energy	399,708	381,163
Auto and light truck	966,912	808,117
Medium and heavy duty truck	311,947	313,862
Aircraft	1,078,172	1,077,722
Construction equipment	1,084,752	938,503
Commercial real estate	1,129,861	943,745
Residential real estate and home equity	637,973	584,737
Consumer	142,957	151,282
Total loans and leases	6,518,505	6,011,162
Allowance for loan and lease losses	(147,552)	(139,268)
Net loans and leases	6,370,953	5,871,894
Equipment owned under operating leases, net	20,366	31,700
Net premises and equipment	46,159	44,773
Goodwill and intangible assets	83,916	83,907
Accrued income and other assets	427,779	380,010
Total assets	$8,727,958	$8,339,416

LIABILITIES
Deposits:
Noninterest-bearing demand	$1,655,728	$1,998,151
Interest-bearing deposits:
Interest-bearing demand	2,430,833	2,591,464
Savings	1,213,334	1,198,191
Time	1,738,686	1,140,459
Total interest-bearing deposits	5,382,853	4,930,114
Total deposits	7,038,581	6,928,265
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	55,809	141,432
Other short-term borrowings	256,550	74,097
Total short-term borrowings	312,359	215,529
Long-term debt and mandatorily redeemable securities	47,911	46,555
Subordinated notes	58,764	58,764
Accrued expenses and other liabilities	202,080	166,537
Total liabilities	7,659,695	7,415,650

SHAREHOLDERS’ EQUITY
Preferred stock; no par value Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock; no par value Authorized 40,000,000 shares; issued 28,205,674 shares at December 31, 2023 and 2022	436,538	436,538
Retained earnings	789,842	694,862
Cost of common stock in treasury (3,771,070 shares at December 31, 2023 and 3,543,388 shares at December 31, 2022)	(130,489)	(119,642)
Accumulated other comprehensive loss	(106,323)	(147,690)
Total shareholders’ equity	989,568	864,068
Noncontrolling interests	78,695	59,698
Total equity	1,068,263	923,766
Total liabilities and equity	$8,727,958	$8,339,416
The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31 (Dollars in thousands, except per share amounts)	2023	2022	2021
Interest income:
Loans and leases	$387,298	$263,894	$235,031
Investment securities, taxable	24,501	26,294	17,767
Investment securities, tax-exempt	1,445	1,049	601
Other	3,663	2,579	1,373
Total interest income	416,907	293,816	254,772
Interest expense:
Deposits	123,162	25,231	12,276
Short-term borrowings	7,032	1,497	115
Subordinated notes	4,174	3,550	3,267
Long-term debt and mandatorily redeemable securities	3,892	69	2,476
Total interest expense	138,260	30,347	18,134
Net interest income	278,647	263,469	236,638
Provision (recovery of provision) for credit losses	5,866	13,245	(4,303)
Net interest income after provision for credit losses	272,781	250,224	240,941
Noninterest income:
Trust and wealth advisory	23,706	23,107	23,782
Service charges on deposit accounts	12,749	12,146	10,589
Debit card	17,980	18,052	18,125
Mortgage banking	3,471	4,122	11,822
Insurance commissions	6,911	6,703	7,247
Equipment rental	8,837	12,274	16,647
Losses on investment securities available-for-sale	(2,926)	(184)	(680)
Other	19,895	15,042	12,560
Total noninterest income	90,623	91,262	100,092
Noninterest expense:
Salaries and employee benefits	115,612	105,110	105,808
Net occupancy	11,090	10,728	10,524
Furniture and equipment	5,653	5,448	5,977
Data processing	25,055	22,375	19,877
Depreciation — leased equipment	7,093	10,023	13,694
Professional fees	6,705	7,280	8,676
FDIC and other insurance	5,926	3,625	2,677
Business development and marketing	7,157	5,823	8,013
Other	17,433	14,287	10,902
Total noninterest expense	201,724	184,699	186,148
Income before income taxes	161,680	156,787	154,885
Income tax expense	36,746	36,255	36,328
Net income	124,934	120,532	118,557
Net (income) loss attributable to noncontrolling interests	(7)	(23)	(23)
Net income available to common shareholders	$124,927	$120,509	$118,534
Basic net income per common share	$5.03	$4.84	$4.70
Diluted net income per common share	$5.03	$4.84	$4.70
The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Year Ended December 31 (Dollars in thousands)	2023	2022	2021
Net income	$124,934	$120,532	$118,557
Other comprehensive income (loss):
Unrealized appreciation (depreciation) of investment securities available-for-sale	51,360	(181,237)	(37,867)
Reclassification adjustment for realized losses included in net income	2,926	184	680
Income tax effect	(12,919)	43,224	8,955
Other comprehensive income (loss), net of tax	41,367	(137,829)	(28,232)
Comprehensive income (loss)	166,301	(17,297)	90,325
Comprehensive (income) loss attributable to noncontrolling interests	(7)	(23)	(23)
Comprehensive income (loss) available to common shareholders	$166,294	$(17,320)	$90,302
The accompanying notes are a part of the consolidated financial statements.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	1st Source Corporation Shareholders
(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss), Net	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2021	$—	$436,538	$514,176	$(82,240)	$18,371	$886,845	$43,825	$930,670
Net income	—	—	118,534	—	—	118,534	23	118,557
Other comprehensive loss	—	—	—	—	(28,232)	(28,232)	—	(28,232)
Issuance of 63,527 common shares under stock based compensation awards	—	—	1,547	1,167	—	2,714	—	2,714
Cost of 713,132 shares of common stock acquired for treasury	—	—	—	(33,136)	—	(33,136)	—	(33,136)
Common stock dividend ($1.21 per share)	—	—	(30,470)	—	—	(30,470)	—	(30,470)
Contributions from noncontrolling interests	—	—	—	—	—	—	10,358	10,358
Distributions to noncontrolling interests	—	—	—	—	—	—	(997)	(997)
Balance at December 31, 2021	$—	$436,538	$603,787	$(114,209)	$(9,861)	$916,255	$53,209	$969,464
Net income	—	—	120,509	—	—	120,509	23	120,532
Other comprehensive loss	—	—	—	—	(137,829)	(137,829)	—	(137,829)
Issuance of 72,593 common shares under stock based compensation awards	—	—	1,762	1,403	—	3,165	—	3,165
Cost of 149,819 shares of common stock acquired for treasury	—	—	—	(6,836)	—	(6,836)	—	(6,836)
Common stock dividend ($1.26 per share)	—	—	(31,196)	—	—	(31,196)	—	(31,196)
Contributions from noncontrolling interests	—	—	—	—	—	—	7,700	7,700
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,234)	(1,234)
Balance at December 31, 2022	$—	$436,538	$694,862	$(119,642)	$(147,690)	$864,068	$59,698	$923,766
Net income	—	—	124,927	—	—	124,927	7	124,934
Other comprehensive income	—	—	—	—	41,367	41,367	—	41,367
Issuance of 82,840 common shares under stock based compensation awards	—	—	2,184	1,622	—	3,806	—	3,806
Cost of 310,522 shares of common stock acquired for treasury	—	—	—	(12,469)	—	(12,469)	—	(12,469)
Common stock dividend ($1.30 per share)	—	—	(32,131)	—	—	(32,131)	—	(32,131)
Contributions from noncontrolling interests	—	—	—	—	—	—	20,343	20,343
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,353)	(1,353)
Balance at December 31, 2023	$—	$436,538	$789,842	$(130,489)	$(106,323)	$989,568	$78,695	$1,068,263
The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 (Dollars in thousands)	2023	2022	2021
Operating activities:
Net income	$124,934	$120,532	$118,557
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (recovery of provision) for credit losses	5,866	13,245	(4,303)
Depreciation of premises and equipment	4,452	4,596	5,093
Depreciation of equipment owned and leased to others	7,093	10,023	13,694
Stock-based compensation	4,891	3,587	4,214
Amortization of investment securities premiums and accretion of discounts, net	3,939	3,951	6,684
Amortization of mortgage servicing rights	845	1,287	2,117
Mortgage servicing rights recoveries	—	—	(812)
Amortization of right of use assets	3,073	3,181	3,095
Deferred income taxes	(9,462)	(9,461)	15,396
Losses on investment securities available-for-sale	2,926	184	680
Originations of loans held for sale, net of principal collected	(43,665)	(86,185)	(261,558)
Proceeds from the sales of loans held for sale	47,060	97,166	268,226
Net gains on sale of loans held for sale	(923)	(1,611)	(7,067)
Net gains on sale of other real estate and repossessions	(123)	(410)	(672)
Change in interest receivable	(5,485)	(6,987)	2,482
Change in interest payable	23,521	4,115	(2,111)
Change in other assets	4,089	413	17,757
Change in other liabilities	17,864	21,910	(14,990)
Other	(2,959)	(4,006)	279
Net change in operating activities	187,936	175,530	166,761
Investing activities:
Proceeds from sales of investment securities available-for-sale	102,437	23,795	99,208
Proceeds from maturities and paydowns of investment securities available-for-sale	145,006	206,426	336,364
Purchases of investment securities available-for-sale	(47,494)	(327,496)	(1,145,697)
Net change in partnership investments	(51,121)	(18,292)	(24,897)
Net change in other investments	218	1,896	240
Loans sold or participated to others	49,603	57,473	54,623
Proceeds from principal payments on direct finance leases	71,044	58,654	40,751
Net change in loans and leases	(628,268)	(784,355)	36,414
Net change in equipment owned under operating leases	4,241	6,710	2,913
Purchases of premises and equipment	(5,980)	(2,380)	(2,886)
Proceeds from disposal of premises and equipment	142	49	129
Purchases of bank owned life insurance policies	—	(10,000)	—
Proceeds from sales of other real estate and repossessions	1,886	2,648	4,279
Net change in investing activities	(358,286)	(784,872)	(598,559)
Financing activities:
Net change in demand deposits and savings accounts	(487,911)	(7,122)	1,016,257
Net change in time deposits	598,227	256,322	(283,220)
Net change in short-term borrowings	96,830	15,502	49,386
Payments on long-term debt	(3,450)	(25,530)	(13,460)
Stock issued under stock purchase plans	78	252	90
Acquisition of treasury stock	(12,469)	(6,836)	(33,136)
Net contributions from (distributions to) noncontrolling interests	18,990	6,466	9,361
Cash dividends paid on common stock	(33,074)	(32,102)	(31,340)
Net change in financing activities	177,221	206,952	713,938
Net change in cash and cash equivalents	6,871	(402,390)	282,140
Cash and cash equivalents, beginning of year	122,797	525,187	243,047
Cash and cash equivalents, end of year	$129,668	$122,797	$525,187
Supplemental Information:
Non-cash transactions:
Loans transferred to other real estate and repossessions	$2,038	$1,811	$2,440
Common stock matching contribution to Employee Stock Ownership and Profit Sharing Plan	1,753	683	715
Right of use assets obtained in exchange for lease obligation	3,852	2,027	1,344
Cash paid for:
Interest	$114,739	$26,233	$20,245
Income taxes	17,799	23,258	15,360
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
Securities — Securities that the Company has the ability and positive intent to hold to maturity are classified as investment securities held-to-maturity. Held-to-maturity investment securities, when present, are carried at amortized cost. As of December 31, 2023 and 2022, the Company held no securities classified as held-to-maturity. Securities that may be sold in response to, or in anticipation of, changes in interest rates and resulting prepayment risk, or for other factors, are classified as available-for-sale and are carried at fair value. Unrealized gains and losses on debt securities are reported, net of applicable taxes, as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. Unrealized gains and losses on equity securities are reflected, net of applicable taxes, in earnings.
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

Other investments consist of shares of Federal Home Loan Bank of Indianapolis (FHLBI) and Federal Reserve Bank stock. As restricted member stocks, these investments are carried at cost. Both cash and stock dividends received on the stocks are reported as income. Quarterly, the Company reviews its investment in FHLBI for impairment. Factors considered in determining impairment are: history of dividend payments; determination of cause for any net loss; adequacy of capital; and review of the most recent financial statements. As of December 31, 2023 and 2022, it was determined that the Company’s investment in FHLBI stock is appropriately valued at cost, which equates to par value. In addition, other investments include interest bearing deposits with other banks with original maturities of greater than three months. These investments are in denominations, including accrued interest, that are fully insured by the FDIC.
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
Occasionally, the Company modifies loans and leases to borrowers in financial distress (typically denoted by internal credit quality graded “substandard” or worse) by providing term extensions, other-than-insignificant payment delays, or interest rate reductions. In some cases, multiple modifications are made to the same loan or lease. These modifications typically result from the Company’s loss mitigation activities. If the Company determines that the value of the modified loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance for loan and lease losses estimate or a charge-off to the allowance for loan and lease losses.
The Company sells mortgage loans to the Government National Mortgage Association (GNMA) in the normal course of business and retains the servicing rights. The GNMA programs under which the loans are sold allow the Company to repurchase individual delinquent loans that meet certain criteria from the securitized loan pool. At its option, and without GNMA’s prior authorization, the Company may repurchase a delinquent loan for an amount equal to 100% of the remaining principal balance on the loan. Once the Company has the unconditional ability to repurchase a delinquent loan, the Company is deemed to have regained effective control over the loan and the Company is required to recognize the loan on its balance sheet and record an offsetting liability, regardless of its intent to repurchase the loan. At December 31, 2023 and 2022, residential real estate portfolio loans included $1.55 million and $1.00 million, respectively, of loans available for repurchase under the GNMA optional repurchase programs with the offsetting liability recorded within Other Short-term Borrowings on the Consolidated Statements of Financial Position.
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
Allowance for Loan and Lease Losses — The allowance for credit losses is established for current expected credit losses on the Company’s loan and lease portfolio. It is the Company’s policy to maintain the allowance at a level believed to be adequate to absorb estimated credit losses within its portfolio of loans and leases. The determination of the allowance requires significant judgment to estimate credit losses measured on a collective pool basis when similar risk characteristics exist, and for loans evaluated individually. In determining the allowance, the Company estimates expected future losses for the loan’s entire contractual term adjusted for expected payments when appropriate. The allowance estimate considers relevant available information, from internal and external sources relating to the historical loss experience, current conditions, and reasonable and supportable forecasts for the Company’s outstanding loan and lease balances. The allowance is an estimation that reflects management’s evaluation of expected losses related to the Company’s financial assets measured at amortized cost. To ensure that the allowance is maintained at an adequate level, a detailed analysis is performed on a quarterly basis and an appropriate provision is made to adjust the allowance.
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
Loans which exhibit different risk characteristics than the pool are evaluated individually for impairment. Loans evaluated individually are not included in the collective evaluation. These loans can be identified from a variety of sources including delinquency, non-accrual status, and complex or unusual transactions. The scope may include accruing loans that exhibit risk characteristics which differ from their pool or non-performing loans with risk characteristics not similar to other special attention loans in their pool. Individual reserves are determined based on an analysis of the loan’s expected future cash flows, the loan’s observable market value, or the fair value of the collateral less costs to sell. When foreclosure is probable, impairment is determined based on the collateral’s fair value less costs to sell. As a practical expedient, fair value less costs to sell may be used when developing the estimate of credit losses. Similarly, for a going concern analysis, a discounted cash method may be used.
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
Other Real Estate — Other real estate acquired through partial or total satisfaction of nonperforming loans is included in Other Assets on the Consolidated Statements of Financial Condition and recorded at fair value less anticipated selling costs based upon the property’s appraised value at the date of transfer, with any difference between the fair value of the property less cost to sell, and the carrying value of the loan charged to the allowance for loan and lease losses or other income, if a positive adjustment. Subsequent fair value write-downs or write-ups, to the extent of previous write-downs, property maintenance costs, and gains or losses recognized upon the sale of other real estate are recognized in Noninterest Expense on the Consolidated Statements of Income. Gains or losses resulting from the sale of other real estate are recognized on the date of sale. As of December 31, 2023 and 2022, other real estate had carrying values of $0.00 million and $0.10 million, respectively, and is included in Other Assets on the Consolidated Statements of Financial Condition.
Repossessed Assets — Repossessed assets may include fixtures and equipment, inventory and receivables, aircraft, construction equipment, and vehicles acquired from business banking and specialty finance activities. Repossessed assets are included in Other Assets on the Consolidated Statements of Financial Condition at fair value of the equipment or vehicle less estimated selling costs. At the time of repossession, the recorded amount of the loan or lease is written down to the fair value of the equipment or vehicle by a charge to the allowance for loan and lease losses or other income, if a positive adjustment. Subsequent fair value write-downs or write-ups, to the extent of previous write-downs, equipment maintenance costs, and gains or losses recognized upon the sale of repossessions are recognized in Noninterest Expense on the Consolidated Statements of Income. Gains or losses resulting from the sale of repossessed assets are recognized on the date of sale. Repossessed assets totaled $0.71 million and $0.33 million, as of December 31, 2023 and 2022, respectively, and are included in Other Assets on the Consolidated Statements of Financial Condition.
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

The Company has historically evaluated goodwill for impairment during the fourth quarter of each year, with financial data as of September 30. During the first quarter of 2021, management determined that the deterioration in general economic conditions as a result of the COVID-19 pandemic and responses thereto represented a triggering event prompting an evaluation of goodwill impairment. The Company performed impairment analyses in each quarter of 2021. In 2022, management determined conditions no longer represented a triggering event requiring quarterly analyses and returned to its historical practice of evaluating goodwill during the fourth quarter of the year. Based on the analyses performed each quarter of 2021 and the fourth quarters of 2022 and 2023, the Company determined that goodwill was not impaired.
Partnership Investments — The Company accounts for its investments in partnerships for which it owns less than fifty percent and has the ability to exercise significant influence over the partnership on the equity method. The Company accounts for its investments in partnerships for which it does not have the ability to exercise significant influence at fair value less impairment, if any, or cost less any impairment if the fair value is not readily determinable. The Company has elected to use the practical expedient to estimate fair value of an investment in an investment company using the net asset value of its partnership interest. The Company uses the hypothetical liquidation book value (HLBV) method for equity investments when the liquidation rights and priorities as defined by an equity investment agreement differ from what is reflected by the underlying percentage ownership interests. The HLBV method is commonly applied to equity investments in the renewable energy industry, where the economic benefits corresponding to an equity investment may vary at different points in time and/or are not directly linked to an investor’s ownership percentage. A calculation is prepared at each balance sheet date to determine the amount that the Company would receive if an equity investment entity were to liquidate all of its assets (as valued in accordance with GAAP) and distribute that cash to the investors based on the contractually defined liquidation priorities. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is 1st Source’s share of the earnings or losses from the equity investment for the period. Investments in partnerships are included in Other Assets on the Consolidated Statements of Financial Condition. The balances as of December 31, 2023 and 2022 were $166.60 million and $137.15 million, respectively.
Short-Term Borrowings — Short-term borrowings consist of Federal funds purchased, securities sold under agreements to repurchase, commercial paper, Federal Home Loan Bank advances, borrowings from the Federal Reserve, and borrowings from non-affiliated banks. Federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings mature within one day to 365 days of the transaction date. Commercial paper matures within seven days to 270 days. Other short-term borrowings on the Consolidated Statements of Financial Condition include the Company’s liability related to mortgage loans available for repurchase under GNMA optional repurchase programs.
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
Note 2 — Recent Accounting Pronouncements
Income Taxes: In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” Among other things, these amendments require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income (loss) by the applicable statutory income tax rate.) The amendments also require that all entities disclose on an annual basis the following information about income taxes paid: (1) the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and (2) the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than five percent of total income taxes paid (net of refunds received.) This guidance is effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments should be applied on a prospective basis although retrospective application is permitted. The Company is assessing ASU 2023-09 and its impact on its disclosures.
Segment Reporting: In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” These amendments require, among other things, that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this ASU and all existing segment disclosures in Topic 208. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments retrospectively to all periods presented in the financial statements. The Company is assessing ASU 2023-07 and its impact on its accounting and disclosures.
Investments-Equity Method and Joint Ventures: In March 2023, the FASB issued ASU No. 2023-02 “Investments Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” These amendments allow reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. This guidance is effective for public business entities for fiscal years including interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted in any interim period. The Company is assessing ASU 2023-02 and its impact on its accounting and disclosures.
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
Note 3 — Investment Securities Available-For-Sale
The following table shows investment securities available-for-sale.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2023
U.S. Treasury and Federal agencies securities	$979,530	$178	$(56,842)	$922,866
U.S. States and political subdivisions securities	97,522	508	(5,466)	92,564
Mortgage-backed securities - Federal agencies	676,257	476	(78,481)	598,252
Corporate debt securities	8,448	—	(119)	8,329
Foreign government securities	600	—	(11)	589
Total investment securities available-for-sale	$1,762,357	$1,162	$(140,919)	$1,622,600
December 31, 2022
U.S. Treasury and Federal agencies securities	$1,090,743	$—	$(92,145)	$998,598
U.S. States and political subdivisions securities	130,670	591	(8,499)	122,762
Mortgage-backed securities - Federal agencies	730,672	60	(93,674)	637,058
Corporate debt securities	16,486	—	(355)	16,131
Foreign government securities	600	—	(21)	579
Total investment securities available-for-sale	$1,969,171	$651	$(194,694)	$1,775,128
Amortized cost excludes accrued interest receivable which is included in Accrued Income and Other Assets on the Consolidated Statements of Financial Condition. At December 31, 2023 and 2022, accrued interest receivable on investment securities available for sale was $4.60 million and $5.98 million, respectively.
At December 31, 2023, the residential mortgage-backed securities held by the Company consisted primarily of GNMA, FNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government (Government Sponsored Enterprise, GSEs).
The Company did not hold any marketable equity securities at December 31, 2023 and 2022.
The following table shows the contractual maturities of investments in debt securities available-for-sale at December 31, 2023. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$235,741	$230,479
Due after one year through five years	822,049	765,724
Due after five years through ten years	8,606	8,158
Due after ten years	19,704	19,987
Mortgage-backed securities	676,257	598,252
Total debt securities available-for-sale	$1,762,357	$1,622,600

The following table summarizes gross unrealized losses and fair value by investment category and age. At December 31, 2023, the Company’s available-for-sale securities portfolio consisted of 671 securities, 597 of which were in an unrealized loss position.

	Less than 12 Months		12 months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2023
U.S. Treasury and Federal agencies securities	$—	$—	$913,417	$(56,842)	$913,417	$(56,842)
U.S. States and political subdivisions securities	1,251	(2)	69,747	(5,464)	70,998	(5,466)
Mortgage-backed securities - Federal agencies	8,553	(98)	550,748	(78,383)	559,301	(78,481)
Corporate debt securities	—	—	8,329	(119)	8,329	(119)
Foreign government securities	—	—	589	(11)	589	(11)
Total debt securities available-for-sale	$9,804	$(100)	$1,542,830	$(140,819)	$1,552,634	$(140,919)
December 31, 2022
U.S. Treasury and Federal agencies securities	$164,481	$(6,299)	$834,117	$(85,846)	$998,598	$(92,145)
U.S. States and political subdivisions securities	57,592	(2,126)	38,834	(6,373)	96,426	(8,499)
Mortgage-backed securities - Federal agencies	198,469	(13,482)	426,989	(80,192)	625,458	(93,674)
Corporate debt securities	16,132	(355)	—	—	16,132	(355)
Foreign government securities	484	(16)	95	(5)	579	(21)
Total debt securities available-for-sale	$437,158	$(22,278)	$1,300,035	$(172,416)	$1,737,193	$(194,694)
The Company does not consider available-for-sale securities with unrealized losses at December 31, 2023 to be experiencing credit losses and recognized no resulting allowance for credit losses. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost basis, which may be the maturity dates of the securities. The unrealized losses occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase.
The following table shows the gross realized gains and losses from the available-for-sale debt securities portfolio. Realized gains and losses of all securities are computed using the specific identification cost basis.

(Dollars in thousands)	2023	2022	2021
Gross realized gains	$733	$—	$221
Gross realized losses	(3,659)	(184)	(901)
Net realized (losses) gains	$(2,926)	$(184)	$(680)
At December 31, 2023 and 2022, investment securities with carrying values of $411.38 million and $282.87 million, respectively, were pledged as collateral for security repurchase agreements and for other purposes.
Note 4 — Loan and Lease Financings
Total loans and leases outstanding were recorded net of unearned income and deferred loan fees and costs at December 31, 2023 and 2022, and totaled $6.52 billion and $6.01 billion, respectively. At December 31, 2023 and 2022, net deferred loan and lease costs were $1.65 million and $2.00 million, respectively. Accrued interest receivable on loans and leases at December 31, 2023 and 2022 was $25.35 million and $18.75 million, respectively.
In the ordinary course of business, the Company has extended loans to certain directors, executive officers, and principal shareholders of equity securities of 1st Source and to their affiliates. In the opinion of management, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the Company and did not involve more than the normal risk of collectability, or present other unfavorable features. The loans are consistent with sound banking practices and within applicable regulatory and lending limitations. The aggregate dollar amounts of these loans were $7.74 million and $12.53 million at December 31, 2023 and 2022, respectively. During 2023, $8.51 million of new loans and other additions were made and $13.30 million of repayments and other reductions occurred.

The Company evaluates loans and leases, except residential real estate and home equity loans and consumer loans, for credit quality at least annually but more frequently if certain circumstances occur (such as material new information which becomes available and indicates a potential change in credit risk). The Company uses two methods to assess credit risk: loan or lease credit quality grades and credit risk classifications. The purpose of the loan or lease credit quality grade is to document the degree of risk associated with individual credits as well as inform management of the degree of risk in the portfolio taken as a whole. Credit risk classifications are used to categorize loans by degree of risk and to designate individual or committee approval authorities for higher risk credits at the time of origination. Credit risk classifications include categories for: Acceptable, Marginal, Special Attention, Special Risk, Restricted by Policy, Regulated and Prohibited by Law.
All loans and leases, except residential real estate and home equity loans and consumer loans, are assigned credit quality grades on a scale from 1 to 12 with grade 1 representing superior credit quality. The criteria used to assign grades to extensions of credit that exhibit potential problems or well-defined weaknesses are primarily based upon the degree of risk and the likelihood of orderly repayment, and their effect on the Company’s safety and soundness. Loans or leases graded 7 or weaker are considered “special attention” credits and, as such, relationships in excess of $250,000 are reviewed quarterly as part of management’s evaluation of the appropriateness of the allowance for loan and lease losses. Grade 7 credits are defined as “watch” and contain greater than average credit risk and are monitored to limit the Company’s exposure to increased risk; grade 8 credits are “special mention” and, following regulatory guidelines, are defined as having potential weaknesses that deserve management’s close attention. Credits that exhibit well-defined weaknesses and a distinct possibility of loss are considered ‘‘classified’’ and are graded 9 through 12 corresponding to the regulatory definitions of “substandard” (grades 9 and 10) and the more severe ‘‘doubtful’’ (grade 11) and ‘‘loss’’ (grade 12). For residential real estate and home equity and consumer loans, credit quality is based on the aging status of the loan and by payment activity. Nonperforming loans are those loans which are on nonaccrual status or are 90 or more past due.
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
Renewable energy – loans are for the purpose of financing primarily solar related projects and may include construction draw notes, operating loans, letters of credit and may entail a tax equity structure. Collateral in a multi-state area includes tangible assets of the borrower, assignment of intangible assets including power purchase agreements, and pledges of permits and licenses. Financing is provided to qualified borrowers throughout the continental United States with an emphasis on the region east of the Rocky Mountains.
Auto and light truck – loans are secured by vehicles and borrowers are nationwide. The portfolio consists of multiple industries: auto rental, auto leasing and a small specialty vehicle segment which the Company is largely exiting. Borrowers in the auto rental segment are primarily independent auto rental entities with on-airport and off-airport locations, and some insurance replacement business. Loan terms are relatively short, generally eighteen months, but up to four years. Auto leasing customers lease to businesses and the Company takes assignment of the lease stream and places its lien on the vehicles. Terms are generally longer than the auto rental sector, three to seven years and match the underlying leases. Risks include economic risks and collateral risks, principally used vehicle values.
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
Commercial real estate – loans are generally to entities within the local market communities served by the Company with advances generally within regulatory guidelines. Historically, the Company’s exposure to commercial real estate had been primarily to the less risky owner-occupied segment although growth in recent years has been in the non-owner-occupied segment which now accounts for slightly less than half of the portfolio. The non-owner-occupied segment includes hotels, apartment complexes and warehousing facilities. There is limited exposure to construction loans although at present, construction exposures are comparably higher than previous periods. Many commercial real estate loans carry personal guarantees. Additional risks in the commercial real estate portfolio include interest rate risk, geographical concentration in northern Indiana and southwest Michigan, and general economic conditions.
Residential real estate and home equity – loans predominantly include one-to-four family mortgages to borrowers in the Company’s local market communities and are appropriately underwritten and secured by residential real estate.
Consumer – loans are to individuals in the Company’s local markets and auto loans are generally secured by personal vehicles and appropriately underwritten.

The following table shows the amortized cost of loans and leases, segregated by portfolio segment, credit quality rating and year of origination as of December 31, 2023.

	Term Loans and Leases by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and agricultural
Grades 1-6	$155,656	$124,717	$68,473	$39,708	$18,658	$15,856	$299,495	$—	$722,563
Grades 7-12	7,502	2,657	4,886	501	293	418	27,403	—	43,660
Total commercial and agricultural	163,158	127,374	73,359	40,209	18,951	16,274	326,898	—	766,223
Current period gross charge-offs	668	499	15	17	4	—	3,102	—	4,305
Renewable energy
Grades 1-6	177,364	23,679	86,836	29,138	56,935	25,756	—	—	399,708
Grades 7-12	—	—	—	—	—	—	—	—	—
Total renewable energy	177,364	23,679	86,836	29,138	56,935	25,756	—	—	399,708
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Auto and light truck
Grades 1-6	603,406	248,701	64,182	24,986	13,573	5,287	—	—	960,135
Grades 7-12	908	1,848	474	2,490	632	425	—	—	6,777
Total auto and light truck	604,314	250,549	64,656	27,476	14,205	5,712	—	—	966,912
Current period gross charge-offs	126	360	128	33	19	63	—	—	729
Medium and heavy duty truck
Grades 1-6	96,254	114,490	44,069	24,645	15,264	4,202	—	—	298,924
Grades 7-12	3,565	7,010	1,675	—	773	—	—	—	13,023
Total medium and heavy duty truck	99,819	121,500	45,744	24,645	16,037	4,202	—	—	311,947
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Aircraft
Grades 1-6	269,635	355,175	197,579	140,744	37,244	36,936	6,420	—	1,043,733
Grades 7-12	10,120	9,475	3,704	4,543	—	6,597	—	—	34,439
Total aircraft	279,755	364,650	201,283	145,287	37,244	43,533	6,420	—	1,078,172
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Construction equipment
Grades 1-6	459,884	333,008	131,838	64,998	29,543	7,803	26,044	2,346	1,055,464
Grades 7-12	6,915	20,826	1,037	510	—	—	—	—	29,288
Total construction equipment	466,799	353,834	132,875	65,508	29,543	7,803	26,044	2,346	1,084,752
Current period gross charge-offs	—	44	10	—	—	—	—	—	54
Commercial real estate
Grades 1-6	336,287	251,055	148,597	105,282	86,452	187,306	275	—	1,115,254
Grades 7-12	678	5,313	2,576	651	4,372	1,017	—	—	14,607
Total commercial real estate	336,965	256,368	151,173	105,933	90,824	188,323	275	—	1,129,861
Current period gross charge-offs	—	39	30	—	179	—	—	—	248
Residential real estate and home equity
Performing	87,767	110,058	89,458	88,232	30,681	72,211	152,037	5,575	636,019
Nonperforming	—	107	74	—	414	756	536	67	1,954
Total residential real estate and home equity	87,767	110,165	89,532	88,232	31,095	72,967	152,573	5,642	637,973
Current period gross charge-offs	—	—	—	—	—	54	39	8	101
Consumer
Performing	53,023	47,789	19,739	6,286	2,539	1,021	12,063	—	142,460
Nonperforming	63	246	123	31	28	6	—	—	497
Total consumer	53,086	48,035	19,862	6,317	2,567	1,027	12,063	—	142,957
Current period gross charge-offs	541	455	138	28	17	3	29	—	1,211

The following table shows the amortized cost of loans and leases, segregated by portfolio segment, credit quality rating and year of origination as of December 31, 2022.

	Term Loans and Leases by Origination Year
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and agricultural
Grades 1-6	$159,317	$107,232	$71,365	$35,874	$17,192	$13,860	$370,553	$—	$775,393
Grades 7-12	4,491	5,934	60	2,094	1,644	1,040	21,375	—	36,638
Total commercial and agricultural	163,808	113,166	71,425	37,968	18,836	14,900	391,928	—	812,031
Renewable energy
Grades 1-6	109,393	113,276	35,660	72,652	18,518	20,654	—	—	370,153
Grades 7-12	—	—	1,091	5,678	701	3,540	—	—	11,010
Total renewable energy	109,393	113,276	36,751	78,330	19,219	24,194	—	—	381,163
Auto and light truck
Grades 1-6	521,399	155,508	62,063	32,975	10,946	3,476	—	—	786,367
Grades 7-12	5,972	3,366	5,836	2,836	1,792	1,948	—	—	21,750
Total auto and light truck	527,371	158,874	67,899	35,811	12,738	5,424	—	—	808,117
Medium and heavy duty truck
Grades 1-6	158,296	66,533	43,711	31,980	10,053	3,274	—	—	313,847
Grades 7-12	—	—	—	—	—	15	—	—	15
Total medium and heavy duty truck	158,296	66,533	43,711	31,980	10,053	3,289	—	—	313,862
Aircraft
Grades 1-6	438,481	273,726	213,661	57,379	31,085	35,012	3,687	—	1,053,031
Grades 7-12	12,962	4,253	6,190	—	—	1,286	—	—	24,691
Total aircraft	451,443	277,979	219,851	57,379	31,085	36,298	3,687	—	1,077,722
Construction equipment
Grades 1-6	475,854	213,349	106,409	59,204	17,834	4,593	23,310	2,754	903,307
Grades 7-12	20,709	7,757	2,483	1,878	313	32	583	1,441	35,196
Total construction equipment	496,563	221,106	108,892	61,082	18,147	4,625	23,893	4,195	938,503
Commercial real estate
Grades 1-6	271,526	164,173	121,685	97,470	102,271	168,391	251	—	925,767
Grades 7-12	1,532	1,716	7,824	5,789	47	1,070	—	—	17,978
Total commercial real estate	273,058	165,889	129,509	103,259	102,318	169,461	251	—	943,745
Residential real estate and home equity
Performing	115,154	100,690	97,205	34,498	6,864	81,653	142,724	4,115	582,903
Nonperforming	—	131	693	—	—	725	180	105	1,834
Total residential real estate and home equity	115,154	100,821	97,898	34,498	6,864	82,378	142,904	4,220	584,737
Consumer
Performing	74,258	34,619	12,924	7,375	2,977	692	18,098	—	150,943
Nonperforming	148	65	49	53	12	12	—	—	339
Total consumer	$74,406	$34,684	$12,973	$7,428	$2,989	$704	$18,098	$—	$151,282

The following table shows the amortized cost of loans and leases, segregated by portfolio segment, with delinquency aging and nonaccrual status.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Total Accruing Loans	Nonaccrual	Total Financing Receivables
December 31, 2023
Commercial and agricultural	$752,947	$9	$—	$—	$752,956	$13,267	$766,223
Renewable energy	399,708	—	—	—	399,708	—	399,708
Auto and light truck	962,226	20	—	—	962,246	4,666	966,912
Medium and heavy duty truck	311,915	32	—	—	311,947	—	311,947
Aircraft	1,069,830	8,113	229	—	1,078,172	—	1,078,172
Construction equipment	1,078,912	2,044	3,620	—	1,084,576	176	1,084,752
Commercial real estate	1,126,806	—	85	—	1,126,891	2,970	1,129,861
Residential real estate and home equity	634,345	1,623	51	142	636,161	1,812	637,973
Consumer	141,489	864	107	7	142,467	490	142,957
Total	$6,478,178	$12,705	$4,092	$149	$6,495,124	$23,381	$6,518,505
December 31, 2022
Commercial and agricultural	$810,223	$944	$—	$—	$811,167	$864	$812,031
Renewable energy	381,163	—	—	—	381,163	—	381,163
Auto and light truck	793,610	353	1	—	793,964	14,153	808,117
Medium and heavy duty truck	313,845	—	2	—	313,847	15	313,862
Aircraft	1,075,865	223	1,063	—	1,077,151	571	1,077,722
Construction equipment	932,603	431	—	—	933,034	5,469	938,503
Commercial real estate	940,516	—	—	—	940,516	3,229	943,745
Residential real estate and home equity	582,053	562	288	49	582,952	1,785	584,737
Consumer	150,328	416	199	5	150,948	334	151,282
Total	$5,980,206	$2,929	$1,553	$54	$5,984,742	$26,420	$6,011,162
Interest income for the years ended December 31, 2023, 2022, and 2021, would have increased by approximately $1.47 million, $2.68 million, and $2.62 million, respectively, if the nonaccrual loans and leases had earned interest at their full contract rate.
Loan Modification Disclosures Pursuant to ASU 2022-02
The following table shows the amortized cost of loans and leases at December 31, 2023 that were both experiencing financial difficulty and modified during the twelve months ended December 31, 2023, segregated by portfolio segment and type of modification. The percentage of the amortized cost of loans and leases that were modified to borrowers in financial distress as compared to the amortized cost of each segment of financial receivable is also presented below.

(Dollars in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay and Term Extension	% of Total Segment Financing Receivables
Commercial and agricultural	$3,016	$—	$—	$1,537	0.59%
Medium and heavy duty truck	—	—	—	11,050	3.54
Construction equipment	—	1,496	—	—	0.14
Commercial real estate	288	—	426	—	0.06
Total	$3,304	$1,496	$426	$12,587	0.27%
There were $2.27 million of commitments to lend additional amounts to the borrowers included in the previous table.

The Company closely monitors the performance of loans and leases that have been modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table shows the performance of such loans and leases that have been modified during the twelve months ended December 31, 2023.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due
Commercial and agricultural	$1,706	$—	$—	$2,847	$2,847
Medium and heavy duty truck	11,050	—	—	—	—
Construction equipment	1,496	—	—	—	—
Commercial real estate	426	288	—	—	288
Total	$14,678	$288	$—	$2,847	$3,135
The following table shows the financial effect of loan and lease modifications presented above to borrowers experiencing financial difficulty for the twelve months ended December 31, 2023.

	Weighted- Average Interest Rate Reduction	Weighted- Average Term Extension (in months)	Weighted- Average Payment Delay (in months)	Combination Weighted-Average Payment Delay and Term Extension (in months)
Commercial and agricultural	—%	3	6	30
Medium and heavy duty truck	—%	0	0	6
Construction equipment	—%	5	0	0
Commercial real estate	3.00%	0	3	0
Total	3.00%	4	6	10
There was one modified loan that had a payment default during the twelve months ended December 31, 2023 and was modified in the twelve months prior to that default to a borrower experiencing financial difficulty.
Upon the Company’s determination that a modified loan or lease has subsequently been deemed uncollectible, the loan or lease is written off. Therefore, the amortized cost of the loan is reduced by the uncollectible amount and the allowance for loan and lease losses is adjusted by the same amount.
Troubled Debt Restructuring (TDR) Disclosures Prior to the Adoption of ASU 2022-02
There were no loan and lease modifications classified as a TDR during the twelve months ended December 31, 2022 and one nonperforming construction equipment TDR with a recorded investment of $5.73 million during the twelve months ended December 31, 2021. The classification between nonperforming and performing is determined at the time of modification. Modification programs focus on extending maturity dates or modifying payment patterns with most TDRs experiencing a combination of concessions. Modifications do not result in the contractual forgiveness of principal or interest. There were no modifications during 2022 and one modification during 2021 that resulted in an interest rate reduction below market rate.
There was one nonperforming construction equipment TDR with a recorded investment of $3.07 million which had a payment default within the twelve months following modification for the year ended December 31, 2022 and no TDRs which had payment defaults within the twelve months following modification for the year ended December 31, 2021. Default occurs when a loan or lease is 90 days or more past due under the modified terms or transferred to nonaccrual.
The following table shows the recorded investment of loans and leases classified as troubled debt restructurings as of December 31, 2022.

Year Ended December 31 (Dollars in thousands)	2022
Performing TDRs	$—
Nonperforming TDRs	3,640
Total TDRs	$3,640

Note 5 — Allowance for Credit Losses
Allowance for Loan and Lease Losses
The methodology used to estimate the appropriate level of the allowance for loan and lease losses is described in Note 1, under the heading “Allowance for Credit Losses.” The allowance for loan and lease losses at December 31, 2023 and 2022, represents the Company’s current estimate of lifetime credit losses inherent in the loan and lease portfolio. The following table shows the changes in the allowance for loan and lease losses, segregated by portfolio segment, for each of the three years ended December 31.

(Dollars in thousands)	Commercial and agricultural	Renewable energy	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer	Total
2023
Balance, beginning of year	$14,635	$7,217	$18,634	$7,566	$41,093	$24,039	$17,431	$6,478	$2,175	$139,268
Charge-offs	4,305	—	729	—	—	54	248	101	1,211	6,648
Recoveries	243	—	5,591	12	967	1,656	11	334	252	9,066
Net charge-offs (recoveries)	4,062	—	(4,862)	(12)	(967)	(1,602)	237	(233)	959	(2,418)
Provision (recovery of provision)	6,812	(607)	(6,638)	1,387	(4,407)	869	6,496	987	967	5,866
Balance, end of year	$17,385	$6,610	$16,858	$8,965	$37,653	$26,510	$23,690	$7,698	$2,183	$147,552
2022
Balance, beginning of year	$15,409	$6,585	$19,624	$6,015	$33,628	$19,673	$19,691	$5,084	$1,783	$127,492
Charge-offs	625	—	118	—	—	1,114	538	284	730	3,409
Recoveries	56	—	417	—	785	17	45	160	460	1,940
Net charge-offs (recoveries)	569	—	(299)	—	(785)	1,097	493	124	270	1,469
Provision (recovery of provision)	(205)	632	(1,289)	1,551	6,680	5,463	(1,767)	1,518	662	13,245
Balance, end of year	$14,635	$7,217	$18,634	$7,566	$41,093	$24,039	$17,431	$6,478	$2,175	$139,268
2021
Balance, beginning of year	$16,680	$5,549	$28,926	$6,400	$34,053	$19,166	$22,758	$5,374	$1,748	$140,654
Charge-offs	2,930	—	7,797	—	—	856	—	228	712	12,523
Recoveries	812	—	1,316	—	687	473	19	16	341	3,664
Net charge-offs (recoveries)	2,118	—	6,481	—	(687)	383	(19)	212	371	8,859
Provision (recovery of provision)	847	1,036	(2,821)	(385)	(1,112)	890	(3,086)	(78)	406	(4,303)
Balance, end of year	$15,409	$6,585	$19,624	$6,015	$33,628	$19,673	$19,691	$5,084	$1,783	$127,492
The allowance for loan and lease losses increased year-over-year in 2023 as most portfolio segments experienced loan growth, offset by a slight decrease in the adjustment to forecast due to a marginally improved outlook. The Company remains cautious on the forward-outlook. The Company’s forecast adjustment represents a slight improvement from the prior period but continues to indicate below trend growth expectations during the forecast period. Allowance increases were offset by declines in historical loss rates due to net recovery activity during the year.
Commercial and agricultural – allowance increased year-over-year due to qualitative adjustments to address increased special attention activity and expected stress on small business clients.
Renewable energy – allowance decreased due to a reduction in qualitative adjustments given stable credit quality and no loss history since portfolio inception, offset partially by modest loan growth during the period.
Auto and light truck – allowance decreased due to lower loss ratios due to recoveries in the segment, partially offset by strong loan growth in the core auto rental and leasing segments.
Medium and heavy duty truck – allowance increased due to elevated special attention balances within the portfolio which carry higher reserves. Loan balances fell slightly and the industry outlook has weakened.
Aircraft – the allowance declined due to lower loss ratios from recovery activity primarily in the foreign aircraft segment during the period. Loan growth was flat and credit quality metrics remain stable. The Company carries a higher allowance in this portfolio due to historical risk volatility.
Construction equipment – allowance increase was driven by strong loan growth during the year.
Commercial real estate – the allowance increase was due to selective loan growth across multiple segments and qualitative adjustments addressing construction risk and maturity repricing risk in an elevated interest rate environment.
Residential real estate and home equity – increased allowance due to qualitative adjustments and loan growth.
Consumer – the allowance showed minimal change as qualitative adjustments for increased delinquency and nonperforming activity in the segment offset declining loan balances during the period.
Economic Outlook
As of December 31, 2023, the most significant economic factors impacting the Company’s loan portfolios was a below trend domestic growth outlook impacted by elevated inflation and high interest rates, along with various foreign conflicts and resultant increased geopolitical uncertainty. Consumer stressors are building, and the Company remains concerned about small businesses and their ability to control expenses and compete for labor while absorbing the impact of higher interest rates and higher cost of capital. Additionally, tighter lending conditions and the current high-rate environment are impacting commercial real estate activity. The forecast considers global and domestic impacts from these factors as well as other key economic factors such as changes in unemployment, commodity prices, and the housing market which may impact the Company’s clients. The Company’s assumption was that economic growth will be below trend in 2024 and 2025 with inflation slowly moving back towards the 2% Federal Reserve target rate resulting in an adverse impact on the loan and lease portfolio over the next two years.
As a result of geopolitical risk and economic uncertainty, the Company’s future loss estimates may vary considerably from the December 31, 2023 assumptions.
Liability for Credit Losses on Unfunded Loan Commitments
The liability for credit losses inherent in unfunded loan commitments is included in Accrued Expenses and Other Liabilities on the Consolidated Statements of Financial Condition. The following table shows the changes in the liability for credit losses on unfunded loan commitments for each of the three years ended December 31.

(Dollars in thousands)	2023	2022	2021
Balance, beginning of year	$5,616	$4,196	$4,499
Provision (recovery of provision)	2,566	1,420	(303)
Balance, end of year	$8,182	$5,616	$4,196

Note 6 — Lease Investments
As a lessor, the Company’s loan and lease portfolio includes direct finance leases, which are included in Commercial and Agricultural, Renewable Energy, Auto and Light Truck, Medium and Heavy Duty Truck, Aircraft, and Construction Equipment on the Consolidated Statements of Financial Condition. The Company also finances various types of construction equipment, medium and heavy duty trucks, automobiles and other equipment under leases classified as operating leases, which are included in Equipment Owned Under Operating Leases, Net, on the Consolidated Statements of Financial Condition.
The following table shows the components of the investment in direct finance and operating leases as of December 31.

(Dollars in thousands)	2023	2022
Direct finance leases:
Minimum lease payments	$247,256	$224,816
Estimated unguaranteed residual values	—	—
Less: Unearned income	(57,927)	(50,633)
Net investment in direct finance leases	$189,329	$174,183

Operating leases:
Gross investment in operating leases	$41,368	$60,999
Accumulated depreciation	(21,002)	(29,299)
Net investment in operating leases	$20,366	$31,700

The following table shows future minimum lease payments due from clients on direct finance and operating leases at December 31, 2023.

(Dollars in thousands)	Direct Finance Leases	Operating Leases
2024	$60,420	$5,588
2025	47,019	3,239
2026	36,834	1,743
2027	30,475	887
2028	26,118	427
Thereafter	46,390	40
Total	$247,256	$11,924
To mitigate the risk of loss, the Company seeks to diversify both the type of equipment leased and the industries in which the lessees participate. In addition, a portion of the Company’s leases are terminal rental adjustment clause or “TRAC” leases where the lessee effectively guarantees the full residual value through a rental adjustment at the end of term or those where partial value is guaranteed (“split-TRAC”), which has a limited residual risk. Under a split-TRAC structure, the limited residual risk would be satisfied first by the net sale proceeds of the leased asset. The lessee’s at-risk portion, or top risk, is satisfied last and is subject to repayment as additional rent, if the TRAC amount is not satisfied by the net sale proceeds. The carrying amount of residual assets covered by residual value guarantees was $48.15 million and $29.65 million at December 31, 2023 and December 31, 2022, respectively.
The following table shows interest income recognized from direct finance lease payments and operating lease equipment rental income and related depreciation expense.

(Dollars in thousands)	2023	2022	2021
Direct finance leases:
Interest income on lease receivable	$13,553	$9,008	$6,634

Operating leases:
Income related to lease payments	$8,837	$12,274	$16,647
Depreciation expense	7,093	10,023	13,694
Income related to reimbursements from lessees for personal property tax on operating leased equipment for the years ended December 31, 2023, 2022 and 2021 were $0.27 million, $0.35 million and $0.46 million, respectively. Expense related to personal property tax payments on operating leased equipment for the year ended December 31, 2023, 2022 and 2021 were $0.27 million, $0.35 million and $0.46 million, respectively.
During the years ended December 31, 2023, 2022, and 2021, the Company recorded impairment charges of $0.00 million, $0.06 million, and $0.00 million, respectively. The impairment charges were recorded as a result of the annual review of operating lease residual values and was recognized in Depreciation — Leased Equipment on the Consolidated Statements of Income.
Note 7 — Premises and Equipment
The following table shows premises and equipment as of December 31.

(Dollars in thousands)	2023	2022
Land	$15,729	$15,500
Buildings and improvements	65,526	61,860
Furniture and equipment	41,897	40,404
Total premises and equipment	123,152	117,764
Accumulated depreciation and amortization	(76,993)	(72,991)
Net premises and equipment	$46,159	$44,773
Depreciation and amortization of properties and equipment totaled $4.45 million in 2023, $4.60 million in 2022, and $5.09 million in 2021.
Note 8 — Mortgage Servicing Rights
The unpaid principal balance of residential mortgage loans serviced for third parties was $806.05 million at December 31, 2023, compared to $848.96 million at December 31, 2022, and $883.90 million at December 31, 2021.

Amortization expense on MSRs is expected to total $0.57 million, $0.49 million, $0.42 million, $0.36 million, and $0.30 million in 2024, 2025, 2026, 2027, and 2028, respectively. Projected amortization excludes the impact of future asset additions or disposals.
The following table shows changes in the carrying value of MSRs and the associated valuation allowance.

(Dollars in thousands)	2023	2022
Mortgage servicing rights:
Balance at beginning of year	$4,137	$4,671
Additions	378	753
Amortization	(845)	(1,287)
Sales	—	—
Carrying value before valuation allowance at end of year	3,670	4,137
Valuation allowance:
Balance at beginning of year	—	—
Impairment recoveries	—	—
Balance at end of year	$—	$—
Net carrying value of mortgage servicing rights at end of year	$3,670	$4,137
Fair value of mortgage servicing rights at end of year	$8,151	$8,007
At December 31, 2023, the fair value of MSRs exceeded the carrying value reported on the Consolidated Statements of Financial Condition by $4.48 million. This difference represents increases in the fair value of certain MSRs that could not be recorded above cost basis.
Funds held in trust at 1st Source for the payment of principal, interest, taxes and insurance premiums applicable to mortgage loans being serviced for others, were approximately $8.07 million and $8.57 million at December 31, 2023 and December 31, 2022, respectively. Mortgage loan contractual servicing fees, including late fees and ancillary income, were $2.54 million, $2.79 million, and $3.17 million for 2023, 2022, and 2021, respectively. Mortgage loan contractual servicing fees are included in Mortgage Banking Income on the Consolidated Statements of Income.
Note 9 — Intangible Assets and Goodwill
At December 31, 2023, intangible assets consisted of goodwill of $83.90 million and other intangible assets of $0.02 million, which was net of accumulated amortization of $0.12 million. At December 31, 2022, intangible assets consisted of goodwill of $83.87 million and other intangible assets of $0.04 million, which was net of accumulated amortization of $0.10 million. Intangible asset amortization was $0.11 million, $0.02 million, and $0.02 million for 2023, 2022, and 2021, respectively. Amortization on other intangible assets is expected to total $0.02 million, $0.00 million, $0.00 million, $0.00 million, and $0.00 million in 2024, 2025, 2026, 2027, and 2028, respectively.
The following table shows a summary of other intangible assets as of December 31.

(Dollars in thousands)	2023	2022
Other intangibles:
Gross carrying amount	$146	$146
Less: accumulated amortization	(125)	(106)
Net carrying amount	$21	$40
Note 10 — Deposits
The aggregate amount of certificates of deposit of $250,000 or more and other time deposits of $250,000 or more outstanding at December 31, 2023 and 2022 was $953.09 million and $600.37 million, respectively.
The following table shows the amount of certificates of deposit of $250,000 or more and other time deposits of $250,000 or more outstanding at December 31, 2023, by time remaining until maturity.

(Dollars in thousands)
Under 3 months	$169,691
4 – 6 months	95,428
7 – 12 months	240,180
Over 12 months	447,794
Total	$953,093

The following table shows scheduled maturities of time deposits, including both private and public funds, at December 31, 2023.

(Dollars in thousands)
2024	$1,216,845
2025	257,921
2026	144,352
2027	86,942
2028	32,204
Thereafter	422
Total	$1,738,686
Note 11 — Borrowed Funds and Mandatorily Redeemable Securities
The following table shows the details of long-term debt and mandatorily redeemable securities as of December 31, 2023 and 2022.

(Dollars in thousands)	2023	2022
Federal Home Loan Bank borrowings (1.04% – 2.80%)	$20,753	$21,315
Mandatorily redeemable securities	21,641	17,905
Other long-term debt	5,517	7,335
Total long-term debt and mandatorily redeemable securities	$47,911	$46,555
Annual maturities of long-term debt outstanding at December 31, 2023, for the next five years and thereafter beginning in 2024, are as follows: $12.45 million; $1.41 million; $11.29 million; $0.83 million; $0.20 million; and $21.73 million.
At December 31, 2023, the Federal Home Loan Bank borrowings represented a source of funding for community economic development activities, agricultural loans and general funding for the bank and consisted of five fixed rate notes with maturities ranging from 2024 to 2026. These notes were collateralized by $29.67 million of certain real estate loans.
Mandatorily redeemable securities as of December 31, 2023 and 2022, of $21.64 million and $17.91 million, respectively reflected the “book value” shares under the 1st Source Executive Incentive Plan. See Note 16 - Stock Based Compensation (Stock Award Plans) for additional information. Dividends paid on these shares and changes in book value per share are recorded as Other interest expense on the Consolidated Statements of Income. Total interest expense recorded for 2023, 2022, and 2021 was $3.60 million, $(0.35) million, and $1.79 million, respectively. Negative interest expense recognized during 2022 was due to a decrease in book value per share during the year.
The following table shows the details of short-term borrowings as of December 31, 2023 and 2022.

	2023		2022
(Dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Federal funds purchased	$—	—%	$—	—%
Securities sold under agreements to repurchase	55,809	0.37	141,432	0.05
Commercial paper	—	—	3,096	0.03
Federal Home Loan Bank advances	155,000	5.51	70,000	4.16
Federal Reserve advances	100,000	4.83	—	—
Other short-term borrowings	1,550	—	1,001	—
Total short-term borrowings	$312,359	4.35%	$215,529	1.39%
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
The Company is involved in various entities that are considered to be VIEs. The Company’s investments in VIEs are primarily related to investments promoting affordable housing, community development and renewable energy sources. Some of these tax-advantaged investments support the Company’s regulatory compliance with the Community Reinvestment Act. The Company’s investments in these entities generate a return primarily through the realization of federal and state income tax credits and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These tax credits are recognized as a reduction of tax expense or, for investments qualifying as investment tax credits, as a reduction to the related investment asset. The Company recognized federal and state income tax credits related to its affordable housing and community development tax-advantaged investments in tax expense of $2.66 million, $2.06 million and $2.02 million for the years ended December 31, 2023, 2022 and 2021, respectively. The Company also recognized $37.23 million, $9.83 million and $3.53 million of investment tax credits for the years ended December 31, 2023, 2022 and 2021, respectively.
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
The following table provides a summary of investments in affordable housing, community development and renewable energy VIEs that the Company has not consolidated as of December 31, 2023 and 2022.

(Dollars in thousands)	2023	2022
Investment carrying amount	$79,228	$70,887
Unfunded capital and other commitments	80,719	64,520
Maximum exposure to loss	59,649	45,020
The Company is required to consolidate VIEs in which it has concluded it has significant involvement in and the ability to direct the activities that impact the entity’s economic performance. The Company is the managing general partner of entities to which it shares interest in tax-advantaged investments with a third party. At December 31, 2023 and 2022, approximately $87.37 million and $66.26 million, respectively, of the Company’s assets and $0.00 million and $0.00 million, respectively, of its liabilities included on the Consolidated Statements of Financial Condition were related to tax-advantaged investment VIEs which the Company has consolidated. The assets of the consolidated VIE are reported in Other Assets, the liabilities are reported in Other Liabilities and the non-controlling interest is reported in Equity on the Consolidated Statements of Financial Condition. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIE do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIE is generally limited to the carrying value of its variable interest plus any related tax credits previously recognized.
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
The following table shows subordinated notes at December 31, 2023.

(Dollars in thousands)	Amount of Subordinated Notes	Interest Rate	Maturity Date
June 2007 issuance (1)	$41,238	7.22%	6/15/2037
August 2007 issuance (2)	17,526	7.13%	9/15/2037
Total	$58,764

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
Stock options, where the exercise price was greater than the average market price of the common shares, were excluded from the computation of diluted earnings per common share because the result would have been antidilutive. No stock options were considered antidilutive as of December 31, 2023, 2022 and 2021.
The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share for the three years ending December 31.

(Dollars in thousands - except per share amounts)	2023	2022	2021
Distributed earnings allocated to common stock	$32,001	$31,095	$30,369
Undistributed earnings allocated to common stock	91,735	88,419	87,237
Net earnings allocated to common stock	123,736	119,514	117,606
Net earnings allocated to participating securities	1,191	995	928
Net income allocated to common stock and participating securities	$124,927	$120,509	$118,534

Weighted average shares outstanding for basic earnings per common share	24,615,546	24,687,324	25,038,127
Dilutive effect of stock compensation	—	—	—
Weighted average shares outstanding for diluted earnings per common share	24,615,546	24,687,324	25,038,127

Basic earnings per common share	$5.03	$4.84	$4.70
Diluted earnings per common share	$5.03	$4.84	$4.70

Note 14 — Accumulated Other Comprehensive Loss
The following table presents reclassifications out of accumulated other comprehensive loss related to unrealized losses on available-for-sale securities for the two years ending December 31.

(Dollars in thousands)	2023	2022	Affected Line Item in the Statements of Income
Realized losses included in net income	$(2,926)	$(184)	(Losses) gains on investment securities available-for-sale
	(2,926)	(184)	Income before income taxes
Tax effect	665	43	Income tax expense
Net of tax	$(2,261)	$(141)	Net income

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
Employees are eligible to participate in the Plan the first of the month following 90 days of employment. The Company matches dollar for dollar on the first 4% of deferred compensation, plus 50 cents on the dollar of the next 2% deferrals. The Company will also contribute to the Plan an amount designated as a fixed 2% employer contribution. The amount of fixed contribution is equal to two percent of the participant’s eligible compensation. Additionally, each year the Company may, in its sole discretion, make a discretionary profit sharing contribution. As of December 31, 2023 and 2022, there were 707,404 and 730,151 shares, respectively, of 1st Source Corporation common stock held in relation to employee benefit plans.
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
Contribution expense for the years ended December 31, 2023, 2022, and 2021, amounted to $6.76 million, $6.22 million, and $6.31 million, respectively.
Note 16 — Stock Based Compensation
As of December 31, 2023, the Company had four active stock-based employee compensation plans. These plans include three executive stock award plans, the Executive Incentive Plan (EIP), the Restricted Stock Award Plan (RSAP), the Strategic Deployment Incentive Plan (SDP); and the Employee Stock Purchase Plan (ESPP). The 2011 Stock Option Plan was approved by the shareholders on April 21, 2011 but the Company had not made any grants through December 31, 2023. These stock-based employee compensation plans were established to help retain and motivate key employees. All of the plans have been approved by the shareholders of 1st Source Corporation. The Executive Compensation and Human Resources Committee (the “Committee”) of the 1st Source Corporation Board of Directors has sole authority to select the employees, establish the awards to be issued, and approve the terms and conditions of each award under the stock-based compensation plans.
Stock-based compensation to employees is recognized as compensation cost on the Consolidated Statements of Income based on their fair values on the measurement date, which, for 1st Source, is the date of grant. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. The total fair value of share awards vested was $3.56 million during 2023, $4.08 million in 2022, and $3.45 million in 2021.
The following table shows the combined summary of activity regarding active stock option and stock award plans.

		Non-Vested Stock Awards Outstanding
	Shares Available for Grant	Number of Shares	Weighted-Average Grant-Date Fair Value
Balance, January 1, 2021	577,208	291,494	$33.71
Shares authorized - 2021 EIP	62,369	—	—
Granted	(79,072)	79,072	36.22
Stock awards vested	—	(92,622)	32.53
Forfeited	250	(3,798)	32.12
Balance, December 31, 2021	560,755	274,146	34.86
Shares authorized - 2022 EIP	287,503	—	—
Granted	(127,198)	127,198	40.44
Stock awards vested	—	(97,640)	34.92
Forfeited	9,131	(15,179)	36.53
Balance, December 31, 2022	730,191	288,525	37.03
Shares authorized - 2023 EIP	87,271	—	—
Granted	(157,485)	157,485	41.75
Stock awards vested	—	(89,352)	35.14
Forfeited	1,571	(5,411)	37.91
Balance, December 31, 2023	661,548	351,247	$39.61
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
There were zero stock options exercised during 2023, 2022 or 2021. All shares issued in connection with stock option exercises and non-vested stock awards are issued from available treasury stock.
No stock-based compensation expense related to stock options was recognized in 2023, 2022 or 2021.
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
Stock-based compensation expense relating to the EIP, SDP and RSAP totaled $4.89 million in 2023, $3.59 million in 2022, and $4.21 million in 2021. The total income tax benefit recognized in the accompanying Consolidated Statements of Income related to stock-based compensation was $1.11 million in 2023, $0.83 million in 2022, and $0.99 million in 2021. Unrecognized stock-based compensation expense related to non-vested stock awards (EIP/SDP/RSAP) was $10.81 million at December 31, 2023. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 3.35 years.
The fair value of non-vested stock awards for the purposes of recognizing stock-based compensation expense is market price of the stock on the measurement date, which, for the Company’s purposes is the date of the award.
Employee Stock Purchase Plan — The Company offers an ESPP for substantially all employees with at least two years of service on the effective date of an offering under the plan. Eligible employees may elect to purchase any dollar amount of stock, so long as such amount does not exceed 25% of their base rate of pay and the aggregate stock accrual rate for all offerings does not exceed $25,000 in any calendar year. The purchase price for shares offered is the lower of the closing market bid price for the offering date or the average market bid price for the five business days preceding the offering date. The purchase price and premium/(discount) to the actual market closing price on the offering date for the 2023, 2022, and 2021 offerings were $41.64 (-0.50%), $46.78 (-0.34%), and $49.98 (-0.42%), respectively. Payment for the stock is made through payroll deductions over the offering period, and employees may discontinue the deductions at any time and exercise the option or take the funds out of the program. The most recent offering began June 1, 2023 and runs through June 2, 2025, with $173,280 in stock value to be purchased at $41.64 per share.
Note 17 — Income Taxes
The following table shows the composition of income tax expense.

Year Ended December 31 (Dollars in thousands)	2023	2022	2021
Current:
Federal	$40,073	$38,779	$16,346
State	6,135	6,937	4,586
Total current	46,208	45,716	20,932
Deferred:
Federal	(7,917)	(7,936)	14,206
State	(1,545)	(1,525)	1,190
Total deferred	(9,462)	(9,461)	15,396
Total provision	$36,746	$36,255	$36,328

The following table shows the reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate (21%) to income before income taxes.

	2023		2022		2021
Year Ended December 31 (Dollars in thousands)	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Statutory federal income tax	$33,953	21.0%	$32,925	21.0%	$32,526	21.0%
(Decrease) increase in income taxes resulting from:
Tax-exempt interest income	(592)	(0.4)	(504)	(0.3)	(373)	(0.2)
State taxes, net of federal income tax benefit	3,626	2.2	4,275	2.7	4,563	2.9
Other	(241)	(0.1)	(441)	(0.3)	(388)	(0.2)
Total	$36,746	22.7%	$36,255	23.1%	$36,328	23.5%
The tax benefit related to losses on investment securities available-for-sale for the years 2023, 2022, and 2021 was approximately $720,000, $39,000, and $164,000, respectively.
The following table shows the composition of deferred tax assets and liabilities as of December 31, 2023 and 2022.

(Dollars in thousands)	2023	2022
Deferred tax assets:
Allowance for credit losses	$34,957	$33,237
Operating lease liability	4,675	4,728
Accruals for employee benefits	4,103	3,752
Tax advantaged partnerships	1,658	—
Net unrealized losses on securities available-for-sale	33,433	46,353
Other	2,405	426
Total deferred tax assets	81,231	88,496
Deferred tax liabilities:
Differing depreciable bases in premises and leased equipment	5,198	7,373
Right of use assets - leases	5,224	5,037
Differing bases in assets related to acquisitions	4,308	4,305
Tax advantaged partnerships	—	3,823
Other	2,246	245
Total deferred tax liabilities	16,976	20,783
Net deferred tax asset	$64,255	$67,713
No valuation allowance for deferred tax assets was recorded at December 31, 2023 and 2022 as the Company believes it is more likely than not that all of the deferred tax assets will be realized.
Tax years that remain open and subject to audit include the federal 2020-2023 years and the Indiana 2020-2023 years. The Company does not anticipate a significant change in the amount of uncertain tax positions within the next 12 months.
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

The Company’s liability for repurchases, included in Accrued Expenses and Other Liabilities on the Consolidated Statements of Financial Condition, was $0.10 million and $0.17 million as of December 31, 2023 and 2022, respectively. The mortgage repurchase liability represents the Company’s best estimate of the loss that it may incur. The estimate is based on specific loan repurchase requests and a historical loss ratio with respect to origination dollar volume. Because the level of mortgage loan repurchase losses are dependent on economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment.
Lease Commitments — The Company and its subsidiaries are obligated under operating leases for certain office premises and equipment.
The following table shows operating lease right of use assets and operating lease liabilities as of December 31.

(Dollars in thousands)	Statement of Financial Condition classification	2023	2022
Operating lease right of use assets	Accrued income and other assets	$21,692	$20,916
Operating lease liabilities	Accrued expenses and other liabilities	$19,413	$19,634
The following table shows the components of operating leases expense for the year ended December 31.

(Dollars in thousands)	Statement of Income classification	2023	2022	2021
Operating lease cost	Net occupancy expense	$3,721	$3,527	$3,480
Short-term lease cost	Net occupancy expense	9	18	20
Variable lease cost	Net occupancy expense	8	8	—
Total operating lease cost		$3,738	$3,553	$3,500
The following table shows future minimum rental commitments for all noncancellable operating leases with an initial term longer than 12 months for the next five years and thereafter.

(Dollars in thousands)
2024	$4,371
2025	3,985
2026	3,388
2027	2,691
2028	1,392
Thereafter	7,780
Total lease payments	23,607
Less: imputed interest	(4,194)
Present value of operating lease liabilities	$19,413
The following table shows the weighted average remaining operating lease term, the weighted average discount rate and supplemental Consolidated Statement of Cash Flows information for operating leases at December 31.

(Dollars in thousands)	2023	2022	2021
Weighted average remaining lease term	9.31 years	9.33 years	9.31 years
Weighted average discount rate	4.28%	1.85%	1.75%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,508	$4,298	$4,006
There were no new significant leases that had not yet commenced as of December 31, 2023.
Financial Instruments with Off-Balance-Sheet Risk — To meet the financing needs of its clients, 1st Source and its subsidiaries are parties to financial instruments with off-balance-sheet risk in the normal course of business. These off-balance-sheet financial instruments include commitments to originate and sell loans and standby letters of credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Statements of Financial Condition.

Financial instruments, whose contract amounts represent credit risk as of December 31, were as follows:

(Dollars in thousands)	2023	2022
Amounts of commitments:
Loan commitments to extend credit	$1,454,506	$1,234,866
Standby letters of credit	$17,287	$18,055
Commercial and similar letters of credit	$7,047	$2,368
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
The following table shows the amounts of non-hedging derivative financial instruments at December 31, 2023 and 2022.

		Asset derivatives		Liability derivatives
(Dollars in thousands)	Notional or contractual amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
Interest rate swap contracts	$1,085,618	Other assets	$22,704	Other liabilities	$23,140
Loan commitments	2,824	Mortgages held for sale	107	N/A	—
Forward contracts - mortgage loan	3,500	N/A	—	Mortgages held for sale	16
Total - December 31, 2023	$1,091,942		$22,811		$23,156

Interest rate swap contracts	$881,600	Other assets	$24,838	Other liabilities	$25,307
Loan commitments	2,638	Mortgages held for sale	67	N/A	—
Forward contracts - mortgage loan	3,750	Mortgages held for sale	24	N/A	—
Total - December 31, 2022	$887,988		$24,929		$25,307

The following table shows the amounts included on the Consolidated Statements of Income for non-hedging derivative financial instruments at December 31, 2023, 2022 and 2021.

		Gain (loss)
(Dollars in thousands)	Statement of Income classification	2023	2022	2021
Interest rate swap contracts	Other expense	$33	$(32)	$591
Interest rate swap contracts	Other income	1,310	83	410
Loan commitments	Mortgage banking	40	(385)	(1,035)
Forward contracts - mortgage loan	Mortgage banking	(40)	35	279
Total		$1,343	$(299)	$245
The following table shows the offsetting of financial assets and derivative assets at December 31, 2023 and 2022.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2023
Interest rate swaps	$22,704	$—	$22,704	$—	$10,795	$11,909

December 31, 2022
Interest rate swaps	$24,838	$—	$24,838	$—	$25,295	$(457)
The following table shows the offsetting of financial liabilities and derivative liabilities at December 31, 2023 and 2022.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
December 31, 2023
Interest rate swaps	$23,140	$—	$23,140	$—	$—	$23,140
Repurchase agreements	55,809	—	55,809	55,809	—	—
Total	$78,949	$—	$78,949	$55,809	$—	$23,140

December 31, 2022
Interest rate swaps	$25,307	$—	$25,307	$—	$—	$25,307
Repurchase agreements	141,432	—	141,432	141,432	—	—
Total	$166,739	$—	$166,739	$141,432	$—	$25,307
If a default in performance of any obligation of a repurchase or derivative agreement occurs, each party will set-off property held, or loan indebtedness owing, in respect of transactions against obligations owing in respect of any other transactions. At December 31, 2023 and December 31, 2022, repurchase agreements had a remaining contractual maturity of $54.46 million and $138.08 million in overnight and $1.35 million and $3.35 million in up to 30 days, respectively and were collateralized by U.S. Treasury and Federal agencies securities.
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
As discussed in Note 12, the capital securities held by the Capital Trusts qualify as Tier 1 capital under Federal Reserve Board guidelines. The following table shows the actual and required capital amounts and ratios for 1st Source Corporation and 1st Source Bank as of December 31, 2023 and 2022.

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
2023
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$1,248,905	16.25%	$614,880	8.00%	$807,031	10.50%	$768,601	10.00%
1st Source Bank	1,168,672	15.21	614,547	8.00	806,593	10.50	768,184	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	1,152,093	14.99	461,160	6.00	653,311	8.50	614,880	8.00
1st Source Bank	1,071,912	13.95	460,910	6.00	652,956	8.50	614,547	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	1,016,398	13.22	345,870	4.50	538,020	7.00	499,590	6.50
1st Source Bank	993,217	12.93	345,683	4.50	537,729	7.00	499,319	6.50
Tier 1 Capital (to Average Assets):
1st Source Corporation	1,152,093	13.26	347,512	4.00	N/A	N/A	434,390	5.00
1st Source Bank	1,071,912	12.34	347,397	4.00	N/A	N/A	434,246	5.00
2022
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$1,137,984	16.10%	$565,314	8.00%	$741,975	10.50%	$706,643	10.00%
1st Source Bank	1,060,292	15.01	565,119	8.00	741,718	10.50	706,398	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	1,048,955	14.84	423,986	6.00	600,647	8.50	565,314	8.00
1st Source Bank	971,294	13.75	423,839	6.00	600,439	8.50	565,119	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	932,257	13.19	317,989	4.50	494,650	7.00	459,318	6.50
1st Source Bank	911,596	12.90	317,879	4.50	494,479	7.00	459,159	6.50
Tier 1 Capital (to Average Assets):
1st Source Corporation	1,048,955	12.63	332,287	4.00	N/A	N/A	415,359	5.00
1st Source Bank	971,294	11.70	332,125	4.00	N/A	N/A	415,156	5.00
The Bank was not required to maintain noninterest bearing cash balances with the Federal Reserve Bank as of December 31, 2023 and 2022.
Dividends that may be paid by a subsidiary bank to the parent company are subject to certain legal and regulatory limitations and also may be affected by capital needs, as well as other factors.
Due to the Company’s mortgage activities, 1st Source Bank is required to maintain minimum net worth capital requirements established by various governmental agencies. 1st Source Bank’s net worth requirements are governed by the Department of Housing and Urban Development and GNMA. As of December 31, 2023, 1st Source Bank met its minimum net worth capital requirements.

Note 21 — Fair Value Measurements
The Company determines the fair values of its financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of quoted prices and observable inputs and to minimize the use of unobservable inputs when measuring fair value. The Company elected fair value accounting for mortgages held for sale and for its best-efforts forward sales commitments. The Company economically hedges its mortgages held for sale at the time the interest rate locks are issued to the customers. The Company believes the election for mortgages held for sale will reduce certain timing differences and better match changes in the value of these assets with changes in the value of the derivatives or best-efforts forward sales commitments. At December 31, 2023 and 2022, all mortgages held for sale are carried at fair value.
The following table shows the differences between fair value carrying amount of mortgages held for sale measured at fair value and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity on December 31, 2023 and 2022.

(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Excess of fair value carrying amount over (under) unpaid principal
December 31, 2023
Mortgages held for sale reported at fair value:
Total Loans	$1,442	$1,297	$145	(1)
December 31, 2022
Mortgages held for sale reported at fair value:
Total Loans	$3,914	$3,766	$148	(1)

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
The following table shows the balance of assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2023
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$541,461	$381,405	$—	$922,866
U.S. States and political subdivisions securities	—	91,403	1,161	92,564
Mortgage-backed securities - Federal agencies	—	598,252	—	598,252
Corporate debt securities	—	8,329	—	8,329
Foreign government and other securities	—	589	—	589
Total debt securities available-for-sale	541,461	1,079,978	1,161	1,622,600
Mortgages held for sale	—	1,442	—	1,442
Accrued income and other assets (interest rate swap agreements)	—	22,704	—	22,704
Total	$541,461	$1,104,124	$1,161	$1,646,746

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$23,140	$—	$23,140
Total	$—	$23,140	$—	$23,140

December 31, 2022
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$573,679	$424,919	$—	$998,598
U.S. States and political subdivisions securities	—	121,298	1,464	122,762
Mortgage-backed securities - Federal agencies	—	637,058	—	637,058
Corporate debt securities	—	16,131	—	16,131
Foreign government and other securities	—	579	—	579
Total debt securities available-for-sale	573,679	1,199,985	1,464	1,775,128
Mortgages held for sale	—	3,914	—	3,914
Accrued income and other assets (interest rate swap agreements)	—	24,838	—	24,838
Total	$573,679	$1,228,737	$1,464	$1,803,880

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$25,307	$—	$25,307
Total	$—	$25,307	$—	$25,307

The following table shows the changes in Level 3 assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	U.S. States and political subdivisions securities
Beginning balance January 1, 2023	$1,464
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	(43)
Purchases	3,000
Issuances	—
Sales	—
Settlements	—
Maturities	(3,260)
Transfers into Level 3	—
Transfers out of Level 3	—
Ending balance December 31, 2023	$1,161

Beginning balance January 1, 2022	$1,849
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	(135)
Purchases	3,000
Issuances	—
Sales	—
Settlements	—
Maturities	(3,250)
Transfers into Level 3	—
Transfers out of Level 3	—
Ending balance December 31, 2022	$1,464
There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at December 31, 2023 or 2022.
The following table shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Fair value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
December 31, 2023
Debt securities available-for-sale
Direct placement municipal securities	$1,161	Discounted cash flows	Credit spread assumption	0.31% - 5.28%	4.28%

December 31, 2022
Debt securities available-for-sale
Direct placement municipal securities	$1,464	Discounted cash flows	Credit spread assumption	0.22% - 4.09%	3.49%
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
For assets measured at fair value on a nonrecurring basis the following represents impairment charges (recoveries) recognized on these assets during the year ended December 31, 2023 and 2022, respectively: collateral-dependent impaired loans - $4.28 million and $0.00 million; MSRs - $0.00 million and $0.00 million; repossessions - $0.00 million and $0.00 million, and other real estate - $0.00 million and $0.00 million.

The following table shows the carrying value of assets measured at fair value on a non-recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2023
Collateral-dependent impaired loans	$—	$—	$6,289	$6,289
Accrued income and other assets (mortgage servicing rights)	—	—	3,670	3,670
Accrued income and other assets (repossessions)	—	—	705	705
Accrued income and other assets (other real estate)	—	—	—	—
Total	$—	$—	$10,664	$10,664

December 31, 2022
Collateral-dependent impaired loans	$—	$—	$—	$—
Accrued income and other assets (mortgage servicing rights)	—	—	4,137	4,137
Accrued income and other assets (repossessions)	—	—	327	327
Accrued income and other assets (other real estate)	—	—	104	104
Total	$—	$—	$4,568	$4,568
The following table shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a non-recurring basis.

(Dollars in thousands)	Carrying Value	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
December 31, 2023
Collateral-dependent impaired loans	$6,289	$6,289	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	10% - 20%	13.9%

Mortgage servicing rights	3,670	8,151	Discounted cash flows	Constant prepayment rate (CPR)	6.1% - 17.6%	7.3%
				Discount rate	11.0% - 13.1%	11.2%

Repossessions	705	757	Appraisals, trade publications and auction values	Discount for lack of marketability	0% - 10%	8%

Other real estate	—	—	Appraisals	Discount for lack of marketability	0% - 0%	0%

December 31, 2022
Collateral-dependent impaired loans	$—	$—	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	0% - 0%	—%

Mortgage servicing rights	4,137	8,007	Discounted cash flows	Constant prepayment rate (CPR)	7.6% - 9.6%	8.2%
				Discount rate	11.4% - 14.2%	11.5%

Repossessions	327	370	Appraisals, trade publications and auction values	Discount for lack of marketability	2% - 9%	7%

Other real estate	104	104	Appraisals	Discount for lack of marketability	0% - 0%	0%
GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.

The following table shows the fair values of the Company’s financial instruments.

(Dollars in thousands)	Carrying or Contract Value	Fair Value	Level 1	Level 2	Level 3
December 31, 2023
Assets:
Cash and due from banks	$77,474	$77,474	$77,474	$—	$—
Federal funds sold and interest bearing deposits with other banks	52,194	52,194	52,194	—	—
Investment securities, available-for-sale	1,622,600	1,622,600	541,461	1,079,978	1,161
Other investments	25,075	25,075	25,075	—	—
Mortgages held for sale	1,442	1,442	—	1,442	—
Loans and leases, net of allowance for loan and lease losses	6,370,953	6,204,791	—	—	6,204,791
Mortgage servicing rights	3,670	8,151	—	—	8,151
Accrued interest receivable	30,232	30,232	—	30,232	—
Interest rate swaps	22,704	22,704	—	22,704	—
Liabilities:
Deposits	$7,038,581	$7,033,549	$5,299,896	$1,733,653	$—
Short-term borrowings	312,359	312,359	56,013	256,346	—
Long-term debt and mandatorily redeemable securities	47,911	47,098	—	47,098	—
Subordinated notes	58,764	55,842	—	55,842	—
Accrued interest payable	29,520	29,520	—	29,520	—
Interest rate swaps	23,140	23,140	—	23,140	—
Off-balance-sheet instruments *	—	120	—	120	—

December 31, 2022
Assets:
Cash and due from banks	$84,703	$84,703	$84,703	$—	$—
Federal funds sold and interest bearing deposits with other banks	38,094	38,094	38,094	—	—
Investment securities, available-for-sale	1,775,128	1,775,128	573,679	1,199,985	1,464
Other investments	25,293	25,293	25,293	—	—
Mortgages held for sale	3,914	3,914	—	3,914	—
Loans and leases, net of allowance for loan and lease losses	5,871,894	5,712,972	—	—	5,712,972
Mortgage servicing rights	4,137	8,007	—	—	8,007
Accrued interest receivable	24,747	24,747	—	24,747	—
Interest rate swaps	24,838	24,838	—	24,838	—
Liabilities:
Deposits	$6,928,265	$6,909,392	$5,787,806	$1,121,586	$—
Short-term borrowings	215,529	215,529	139,079	76,450	—
Long-term debt and mandatorily redeemable securities	46,555	45,111	—	45,111	—
Subordinated notes	58,764	51,398	—	51,398	—
Accrued interest payable	5,999	5,999	—	5,999	—
Interest rate swaps	25,307	25,307	—	25,307	—
Off-balance-sheet instruments *	—	108	—	108	—

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
Note 22 — 1st Source Corporation (Parent Company Only) Financial Information
STATEMENTS OF FINANCIAL CONDITION

December 31 (Dollars in thousands)	2023	2022
ASSETS
Cash and cash equivalents	$105,889	$104,678
Short-term investments with bank subsidiary	500	500
Investments in:
Bank subsidiaries	965,688	842,707
Non-bank subsidiaries	1	1
Right of use assets	13,895	14,730
Other assets	6,821	6,234
Total assets	$1,092,794	$968,850

LIABILITIES AND SHAREHOLDERS’ EQUITY
Commercial paper	$—	$3,096
Long-term debt and mandatorily redeemable securities	27,158	25,240
Subordinated notes	58,764	58,764
Operating lease liability	11,682	13,509
Other liabilities	5,622	4,173
Total liabilities	103,226	104,782
Total shareholders’ equity	989,568	864,068
Total liabilities and shareholders’ equity	$1,092,794	$968,850
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Year Ended December 31 (Dollars in thousands)	2023	2022	2021
Income:
Dividends from bank subsidiary	$50,152	$49,588	$46,207
Rental income from subsidiaries	1,832	1,740	1,873
Other	239	148	146
Investment securities and other investment gains	261	353	342
Total income	52,484	51,829	48,568
Expenses:
Interest on subordinated notes	4,174	3,550	3,267
Interest on long-term debt and mandatorily redeemable securities	3,606	(341)	1,799
Interest on commercial paper and other short-term borrowings	2	1	3
Occupancy	1,718	1,625	1,722
Other	917	890	711
Total expenses	10,417	5,725	7,502
Income before income tax benefit and equity in undistributed income of subsidiaries	42,067	46,104	41,066
Income tax benefit	1,246	1,099	998
Income before equity in undistributed income of subsidiaries	43,313	47,203	42,064
Equity in undistributed income of subsidiaries:
Bank subsidiaries	81,621	73,329	76,493
Net income	$124,934	$120,532	$118,557
Comprehensive income (loss)	$166,301	$(17,297)	$90,325

STATEMENTS OF CASH FLOWS

Year Ended December 31 (Dollars in thousands)	2023	2022	2021
Operating activities:
Net income	$124,934	$120,532	$118,557
Adjustments to reconcile net income to net cash provided by operating activities:
Equity (undistributed) distributed in excess of income of subsidiaries	(81,621)	(73,329)	(76,493)
Depreciation of premises and equipment	—	—	1
Amortization of right of use assets	1,354	1,376	1,346
Stock-based compensation	152	120	102
Realized/unrealized investment securities and other investment gains	(261)	(353)	(342)
Other	2,863	(702)	1,556
Net change in operating activities	47,421	47,644	44,727
Investing activities:
Net change in partnership investments	(246)	102	(74)
Net change in investing activities	(246)	102	(74)
Financing activities:
Net change in commercial paper	(3,096)	(871)	(800)
Proceeds from issuance of long-term debt and mandatorily redeemable securities	1,908	1,862	1,738
Payments on long-term debt and mandatorily redeemable securities	(2,887)	(2,708)	(2,427)
Stock issued under stock purchase plans	78	252	90
Net proceeds from issuance of treasury stock	3,576	2,792	2,523
Acquisition of treasury stock	(12,469)	(6,836)	(33,136)
Cash dividends paid on common stock	(33,074)	(32,102)	(31,340)
Net change in financing activities	(45,964)	(37,611)	(63,352)
Net change in cash and cash equivalents	1,211	10,135	(18,699)
Cash and cash equivalents, beginning of year	104,678	94,543	113,242
Cash and cash equivalents, end of year	$105,889	$104,678	$94,543

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None
Item 9A. Controls and Procedures.
1st Source carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at December 31, 2023, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the fourth fiscal quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
1st Source’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013 framework). Based on management’s assessment, 1st Source believes that, as of December 31, 2023, 1st Source’s internal control over financial reporting is effective based on those criteria.
FORVIS LLP, independent registered public accounting firm, which also audited 1st Source’s consolidated financial statements for the year ended December 31, 2023, has issued an attestation report on management’s assessment of 1st Source’s internal control over financial reporting. This report appears on page 39.

By	/s/ CHRISTOPHER J. MURPHY III
Christopher J. Murphy III, Chief Executive Officer

By	/s/ BRETT A. BAUER
Brett A. Bauer, Treasurer and Chief Financial Officer
South Bend, Indiana
Item 9B. Other Information.
During the three months ended December 31, 2023, there were no “Rule 10b5-1 trading plans” or “non-Rule 10b5-1 trading arrangements” adopted, modified or terminated by any director or officer of the Company (as each term is defined in Item 408(a) of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance.
The information under the caption “Proposal Number 1: Election of Directors,” “Board Committees and Other Corporate Governance Matters,” and “Delinquent Section 16(a) Reports” of the 2024 Proxy Statement is incorporated herein by reference.
Item 11. Executive Compensation.
The information under the caption “Compensation Discussion & Analysis” of the 2024 Proxy Statement is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information under the caption “Voting Securities and Principal Holders Thereof” and “Proposal Number 1: Election of Directors” of the 2024 Proxy Statement is incorporated herein by reference.
The following table shows Equity Compensation Plan Information as of December 31, 2023.

	(A) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans [excluding securities reflected in column (A)]
Equity compensation plans approved by shareholders
2011 Stock Option Plan	—	$—	250,000
1997 Employee Stock Purchase Plan	8,308	44.40	105,282
1982 Executive Incentive Plan	—	—	206,526	(1)(2)(3)
1982 Restricted Stock Award Plan	—	—	106,377	(2)
Strategic Deployment Incentive Plan	—	—	98,645	(2)(3)
Total plans approved by shareholders	8,308	$—	766,830
Equity compensation plans not approved by shareholders
Director Retainer Stock Plan(4)	—	—	61,781
Total equity compensation plans	8,308	$—	828,611

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
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information under the caption “Proposal Number 1: Election of Directors”, “Board Committees and Other Corporate Governance Matters, “ and “Transactions with Related Persons” of the 2024 Proxy Statement is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information under the caption “Relationship with Independent Registered Public Accounting Firm” of the 2024 Proxy Statement is incorporated herein by reference.

Part IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Financial Statements and Schedules:
The following Financial Statements and Supplementary Data are filed as part of this annual report:
Financial statement schedules required by Article 9 of Regulation S-X are not required under the related instructions, or are inapplicable and, therefore, have been omitted.
(b) Exhibits (numbered in accordance with Item 601 of Regulation S-K):

3(a)	Articles of Incorporation of Registrant, amended April 30, 1996, filed as exhibit to Form 10-K, dated December 31, 2017, and incorporated herein by reference.

3(b)	By-Laws of Registrant, as amended October 19, 2023, filed as exhibit to Form 10-Q, dated September 30, 2023, and incorporated herein by reference.

3(c)	Certificate of Designations for Series A Preferred Stock, dated January 23, 2009, filed as exhibit to Form 8-K, dated January 23, 2009, and incorporated herein by reference.

4(a)	Form of Common Stock Certificates of Registrant, filed as exhibit to Registration Statement 2-40481 and incorporated herein by reference.

4(b)	1st Source agrees to furnish to the Commission, upon request, a copy of each instrument defining the rights of holders of Senior and Subordinated debt of 1st Source.

4(c)	Description of the Company’s Securities, filed as an exhibit to Form 10-Q, dated September 30, 2022 and incorporated herein by reference.

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

10(f)	1st Source Corporation 2011 Stock Option Plan, amended November 9, 2016, filed as exhibit to Form 10-K, dated December 31, 2016, and incorporated herein by reference.

10(g)	1st Source Corporation Director Retainer Stock Plan, amended August 3, 2018, filed as exhibit to Form 10-Q, dated September 30, 2018, and incorporated herein by reference.

21	Subsidiaries of Registrant (unless otherwise indicated, each subsidiary does business under its own name):

Name	Jurisdiction
1st Source Bank	Indiana
SFG Aircraft, Inc. * (formerly known as SFG Equipment Leasing, Inc.)	Indiana
1st Source Insurance, Inc. *	Indiana
1st Source Specialty Finance, Inc. *	Indiana
1st Source Capital Corporation *	Indiana
Trustcorp Mortgage Company (Inactive)	Indiana
1st Source Master Trust	Delaware
Michigan Transportation Finance Corporation *	Michigan
1st Source Intermediate Holding, LLC	Delaware
1st Source Funding, LLC (Inactive)	Delaware
SFG Commercial Aircraft Leasing, Inc. *	Indiana
SFG Equipment Leasing Corporation I*	Indiana
1st Source Solar 1, LLC*	Delaware
1st Source Solar 2, LLC	Delaware
1st Source Solar 3, LLC	Delaware
1st Source Solar 4, LLC	Delaware
1st Source Solar 5, LLC	Delaware
1st Source Solar 6, LLC	Delaware
1st Source Solar 7, LLC	Delaware
1st Source Solar 8, LLC	Delaware
1st Source Solar 9, LLC	Delaware
1st Portfolio Management, Inc. *	Nevada

*Wholly-owned subsidiaries of 1st Source Bank

23	Consent of FORVIS, LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Christopher J. Murphy III, Chief Executive Officer (Rule 13a-14(a)).

31.2	Certification of Brett A. Bauer, Chief Financial Officer (Rule 13a-14(a)).

32.1	Certification of Christopher J. Murphy III, Chief Executive Officer.

32.2	Certification of Brett A. Bauer, Chief Financial Officer.

97.1	1st Source Corporation Policy Relating to Recovery of Erroneously Awarded Compensation, amended October 19, 2023, filed herewith.

101.INS	XBRL Instance Document — The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)
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
Date: February 20, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER J. MURPHY III	Chairman of the Board,	February 20, 2024
Christopher J. Murphy III	President and Chief Executive Officer

/s/ ANDREA G. SHORT	Executive Vice President	February 20, 2024
Andrea G. Short	and Director

/s/ BRETT A. BAUER	Treasurer, Chief Financial Officer	February 20, 2024
Brett A. Bauer	and Principal Accounting Officer

/s/ JOHN B. GRIFFITH	Secretary	February 20, 2024
John B. Griffith	and General Counsel

/s/ JOHN F. AFFLECK-GRAVES	Director	February 20, 2024
John F. Affleck-Graves

/s/ MELODY BIRMINGHAM	Director	February 20, 2024
Melody Birmingham

/s/ DANIEL B. FITZPATRICK	Director	February 20, 2024
Daniel B. Fitzpatrick

/s/ TRACY D. GRAHAM	Director	February 20, 2024
Tracy D. Graham

/s/ CHRISTOPHER J. MURPHY IV	Director	February 20, 2024
Christopher J. Murphy IV

/s/ TIMOTHY K. OZARK	Director	February 20, 2024
Timothy K. Ozark

/s/ TODD F. SCHURZ	Director	February 20, 2024
Todd F. Schurz

/s/ MARK D. SCHWABERO	Director	February 20, 2024
Mark D. Schwabero

/s/ RONDA SHREWSBURY	Director	February 20, 2024
Ronda Shrewsbury

/s/ ISAAC P. TORRES	Director	February 20, 2024
Isaac P. Torres