Form 10-Q
period 2024-03-31
1ST SOURCE CORP
filed 2024-04-25
CIK 34782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Number of shares of common stock outstanding as of April 19, 2024 — 24,489,694 shares

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited - Dollars in thousands)

	March 31, 2024	December 31, 2023
ASSETS
Cash and due from banks	$41,533	$77,474
Federal funds sold and interest bearing deposits with other banks	39,381	52,194
Investment securities available-for-sale	1,583,244	1,622,600
Other investments	25,075	25,075
Mortgages held for sale	2,881	1,442
Loans and leases, net of unearned discount:
Commercial and agricultural	731,527	766,223
Renewable energy	413,662	399,708
Auto and light truck	997,465	966,912
Medium and heavy duty truck	303,799	311,947
Aircraft	1,104,058	1,078,172
Construction equipment	1,092,585	1,084,752
Commercial real estate	1,135,595	1,129,861
Residential real estate and home equity	643,856	637,973
Consumer	140,225	142,957
Total loans and leases	6,562,772	6,518,505
Allowance for loan and lease losses	(148,024)	(147,552)
Net loans and leases	6,414,748	6,370,953
Equipment owned under operating leases, net	16,691	20,366
Net premises and equipment	45,689	46,159
Goodwill and intangible assets	83,912	83,916
Accrued income and other assets	414,683	427,779
Total assets	$8,667,837	$8,727,958
LIABILITIES
Deposits:
Noninterest-bearing demand	$1,618,498	$1,655,728
Interest-bearing deposits:
Interest-bearing demand	2,364,751	2,430,833
Savings	1,270,401	1,213,334
Time	1,801,661	1,738,686
Total interest-bearing deposits	5,436,813	5,382,853
Total deposits	7,055,311	7,038,581
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	82,591	55,809
Other short-term borrowings	166,989	256,550
Total short-term borrowings	249,580	312,359
Long-term debt and mandatorily redeemable securities	39,406	47,911
Subordinated notes	58,764	58,764
Accrued expenses and other liabilities	183,227	202,080
Total liabilities	7,586,288	7,659,695
SHAREHOLDERS’ EQUITY
Preferred stock; no par value
Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock; no par value
Authorized 40,000,000 shares; issued 28,205,674 at March 31, 2024 and December 31, 2023	436,538	436,538
Retained earnings	812,413	789,842
Cost of common stock in treasury (3,728,016 shares at March 31, 2024 and 3,771,070 shares at December 31, 2023)	(129,790)	(130,489)
Accumulated other comprehensive loss	(109,275)	(106,323)
Total shareholders’ equity	1,009,886	989,568
Noncontrolling interests	71,663	78,695
Total equity	1,081,549	1,068,263
Total liabilities and equity	$8,667,837	$8,727,958
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Interest income:
Loans and leases	$109,202	$86,689
Investment securities, taxable	6,079	6,648
Investment securities, tax-exempt	260	482
Other	927	637
Total interest income	116,468	94,456
Interest expense:
Deposits	39,744	21,263
Short-term borrowings	3,102	1,393
Subordinated notes	1,061	1,020
Long-term debt and mandatorily redeemable securities	646	1,215
Total interest expense	44,553	24,891
Net interest income	71,915	69,565
Provision for credit losses	6,595	3,049
Net interest income after provision for credit losses	65,320	66,516
Noninterest income:
Trust and wealth advisory	6,287	5,679
Service charges on deposit accounts	3,070	3,003
Debit card	4,201	4,507
Mortgage banking	950	802
Insurance commissions	1,776	2,029
Equipment rental	1,671	2,503
Losses on investment securities available-for-sale	—	(44)
Other	4,201	4,844
Total noninterest income	22,156	23,323
Noninterest expense:
Salaries and employee benefits	29,572	28,597
Net occupancy	2,996	2,622
Furniture and equipment	1,149	1,307
Data processing	6,500	6,157
Depreciation – leased equipment	1,288	2,022
Professional fees	1,345	682
FDIC and other insurance	1,657	1,360
Business development and marketing	1,744	1,972
Other	3,335	4,702
Total noninterest expense	49,586	49,421
Income before income taxes	37,890	40,418
Income tax expense	8,428	9,287
Net income	29,462	31,131
Net (income) loss attributable to noncontrolling interests	(7)	(7)
Net income available to common shareholders	$29,455	$31,124
Per common share:
Basic net income per common share	$1.19	$1.25
Diluted net income per common share	$1.19	$1.25
Cash dividends	$0.34	$0.32
Basic weighted average common shares outstanding	24,459,088	24,687,087
Diluted weighted average common shares outstanding	24,459,088	24,687,087
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited - Dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Net income	$29,462	$31,131
Other comprehensive income (loss):
Unrealized (depreciation) appreciation of available-for-sale securities	(3,791)	26,476
Reclassification adjustment for realized losses included in net income	—	44
Income tax effect	839	(6,295)
Other comprehensive (loss) income, net of tax	(2,952)	20,225
Comprehensive income (loss)	26,510	51,356
Comprehensive (income) loss attributable to noncontrolling interests	(7)	(7)
Comprehensive income (loss) available to common shareholders	$26,503	$51,349
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - Dollars in thousands, except per share amounts)

	Three Months Ended
	Preferred Stock	Common Stock	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss), Net	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2023	$—	$436,538	$694,862	$(119,642)	$(147,690)	$864,068	$59,698	$923,766
Net income	—	—	31,124	—	—	31,124	7	31,131
Other comprehensive income	—	—	—	—	20,225	20,225	—	20,225
Issuance of 49,625 common shares under stock based compensation awards	—	—	1,426	999	—	2,425	—	2,425
Cost of 16,359 shares of common stock acquired for treasury	—	—	—	(766)	—	(766)	—	(766)
Common stock dividend ($0.32 per share)	—	—	(7,917)	—	—	(7,917)	—	(7,917)
Distributions to noncontrolling interests	—	—	—	—	—	—	(420)	(420)
Balance at March 31, 2023	$—	$436,538	$719,495	$(119,409)	$(127,465)	$909,159	$59,285	968,444

Balance at January 1, 2024	$—	$436,538	$789,842	$(130,489)	$(106,323)	$989,568	$78,695	$1,068,263
Net income	—	—	29,455	—	—	29,455	7	29,462
Other comprehensive loss	—	—	—	—	(2,952)	(2,952)	—	(2,952)
Issuance of 43,054 common shares under stock based compensation awards	—	—	1,462	699	—	2,161	—	2,161
Common stock dividend ($0.34 per share)	—	—	(8,346)	—	—	(8,346)	—	(8,346)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,119)	(1,119)
Liquidation of noncontrolling interests	—	—	—	—	—	—	(5,920)	(5,920)
Balance at March 31, 2024	$—	$436,538	$812,413	$(129,790)	$(109,275)	$1,009,886	$71,663	$1,081,549
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net income	$29,462	$31,131
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	6,595	3,049
Depreciation of premises and equipment	1,032	1,146
Depreciation of equipment owned and leased to others	1,288	2,022
Stock-based compensation	1,310	1,121
Amortization of investment securities premiums and accretion of discounts, net	767	855
Amortization of mortgage servicing rights	184	221
Amortization of right of use assets	759	778
Deferred income taxes	2,379	(993)
Losses on investment securities available-for-sale	—	44
Originations of loans held for sale, net of principal collected	(10,727)	(8,862)
Proceeds from the sales of loans held for sale	9,652	10,934
Net gain on sale of loans held for sale	(364)	(226)
Net gain on sale of other real estate and repossessions	(96)	(39)
Change in interest receivable	(453)	(125)
Change in interest payable	2,695	7,599
Change in other assets	(1,725)	(5,422)
Change in other liabilities	(399)	3,987
Other	(399)	(367)
Net change in operating activities	41,960	46,853

Investing activities:
Proceeds from sales of investment securities available-for-sale	—	64,928
Proceeds from maturities and paydowns of investment securities available-for-sale	55,723	25,341
Purchases of investment securities available-for-sale	(20,925)	(3,000)
Net change in partnership investments	(10,259)	(5,274)
Loans sold or participated to others	22,276	16,026
Proceeds from principal payments on direct finance leases	17,810	13,043
Net change in loans and leases	(91,045)	(134,913)
Net change in equipment owned under operating leases	2,387	(405)
Purchases of premises and equipment	(575)	(408)
Proceeds from disposal of premises and equipment	13	2
Proceeds from sales of other real estate and repossessions	905	391
Net change in investing activities	(23,690)	(24,269)

Financing activities:
Net change in demand deposits and savings accounts	(46,245)	(397,447)
Net change in time deposits	62,975	270,646
Net change in short-term borrowings	(62,779)	87,507
Payments on long-term debt	(11,264)	(2,727)
Acquisition of treasury stock	—	(766)
Net (distributions to) contributions from noncontrolling interests	(1,119)	(420)
Cash dividends paid on common stock	(8,592)	(8,137)
Net change in financing activities	(67,024)	(51,344)

Net change in cash and cash equivalents	(48,754)	(28,760)
Cash and cash equivalents, beginning of year	129,668	122,797
Cash and cash equivalents, end of period	$80,914	$94,037
Supplemental Information:
Non-cash transactions:
Loans transferred to other real estate and repossessed assets	$412	$484
Common stock matching contribution to Employee Stock Ownership and Profit Sharing Plan	1,153	1,753
Right of use assets obtained in exchange for lease obligations	535	2,495
Liquidation of noncontrolling interests	5,920	—
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
The Notes to the Consolidated Financial Statements appearing in 1st Source Corporation’s Annual Report on Form 10-K (2023 Annual Report), which include descriptions of significant accounting policies, should be read in conjunction with these interim financial statements. The Consolidated Statement of Financial Condition at December 31, 2023 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation.
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

Note 2 — Recent Accounting Pronouncements
Investments-Equity Method and Joint Ventures: In March 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards (ASU) No. 2023-02 “Investments Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” These amendments allow reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. This guidance is effective for public business entities for fiscal years including interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted in any interim period. The Company adopted ASU 2023-02 on January 1, 2024, and it had no impact on its accounting and disclosures.
Fair Value Measurements: In June 2022, the FASB issued ASU No. 2022-03 “Fair Value Measurements (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” These amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. This guidance is effective for public business entities for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023. The Company adopted ASU 2022-03 on January 1, 2024, and it had no impact on its accounting and disclosures.
Income Taxes: In December 2023, the FASB issued ASU No. 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” Among other things, these amendments require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income (loss) by the applicable statutory income tax rate.) The amendments also require that all entities disclose on an annual basis the following information about income taxes paid: (1) the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and (2) the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than five percent of total income taxes paid (net of refunds received.) This guidance is effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments should be applied on a prospective basis although retrospective application is permitted. The Company is continuing to assess ASU 2023-09 and its impact on its accounting and disclosures.
Segment Reporting: In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” These amendments require, among other things, that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this ASU and all existing segment disclosures in Topic 208. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments retrospectively to all periods presented in the financial statements. The Company is continuing to assess ASU 2023-07 and its impact on its accounting and disclosures.

Note 3 — Investment Securities Available-For-Sale
The following table shows investment securities available-for-sale.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2024
U.S. Treasury and Federal agencies securities	$958,300	$13	$(55,428)	$902,885
U.S. States and political subdivisions securities	92,875	223	(5,449)	87,649
Mortgage-backed securities — Federal agencies	667,973	64	(82,900)	585,137
Corporate debt securities	7,044	—	(64)	6,980
Foreign government and other securities	600	—	(7)	593
Total debt securities available-for-sale	$1,726,792	$300	$(143,848)	$1,583,244

December 31, 2023
U.S. Treasury and Federal agencies securities	$979,530	$178	$(56,842)	$922,866
U.S. States and political subdivisions securities	97,522	508	(5,466)	92,564
Mortgage-backed securities — Federal agencies	676,257	476	(78,481)	598,252
Corporate debt securities	8,448	—	(119)	8,329
Foreign government and other securities	600	—	(11)	589
Total debt securities available-for-sale	$1,762,357	$1,162	$(140,919)	$1,622,600
Amortized cost excludes accrued interest receivable which is included in Accrued Income and Other Assets on the Consolidated Statements of Financial Condition. At March 31, 2024 and December 31, 2023, accrued interest receivable on investment securities available-for-sale was $4.50 million and $4.60 million, respectively.
At March 31, 2024 and December 31, 2023, the residential mortgage-backed securities held by the Company consisted primarily of GNMA, FNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government (Government Sponsored Enterprise, GSEs).
The following table shows the contractual maturities of investments in debt securities available-for-sale at March 31, 2024. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$298,957	$292,127
Due after one year through five years	727,883	674,372
Due after five years through ten years	13,151	12,729
Due after ten years	18,828	18,879
Mortgage-backed securities	667,973	585,137
Total debt securities available-for-sale	$1,726,792	$1,583,244

The following table summarizes gross unrealized losses and fair value by investment category and age. At March 31, 2024, the Company’s available-for-sale securities portfolio consisted of 661 securities, 606 of which were in an unrealized loss position.

	Less than 12 Months		12 months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2024
U.S. Treasury and Federal agencies securities	$8,812	$(84)	$883,797	$(55,344)	$892,609	$(55,428)
U.S. States and political subdivisions securities	5,194	(114)	64,560	(5,335)	69,754	(5,449)
Mortgage-backed securities - Federal agencies	19,900	(73)	537,697	(82,827)	557,597	(82,900)
Corporate debt securities	—	—	6,980	(64)	6,980	(64)
Foreign government and other securities	—	—	593	(7)	593	(7)
Total debt securities available-for-sale	$33,906	$(271)	$1,493,627	$(143,577)	$1,527,533	$(143,848)

December 31, 2023
U.S. Treasury and Federal agencies securities	$—	$—	$913,417	$(56,842)	$913,417	$(56,842)
U.S. States and political subdivisions securities	1,251	(2)	69,747	(5,464)	70,998	(5,466)
Mortgage-backed securities - Federal agencies	8,553	(98)	550,748	(78,383)	559,301	(78,481)
Corporate debt securities	—	—	8,329	(119)	8,329	(119)
Foreign government and other securities	—	—	589	(11)	589	(11)
Total debt securities available-for-sale	$9,804	$(100)	$1,542,830	$(140,819)	$1,552,634	$(140,919)
The Company does not consider available-for-sale securities with unrealized losses at March 31, 2024 to be experiencing credit losses and recognized no resulting allowance for credit losses. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost basis, which may be the maturity dates of the securities. The unrealized losses occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase.
The following table shows the gross realized gains and losses from the available-for-sale debt securities portfolio. Realized gains and losses of all securities are computed using the specific identification cost basis.

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Gross realized gains	$—	$1,286
Gross realized losses	—	(1,330)
Net realized losses	$—	$(44)
At March 31, 2024 and December 31, 2023, investment securities available-for-sale with carrying values of $375.73 million and $411.38 million, respectively, were pledged as collateral for security repurchase agreements and for other purposes.
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

All loans and leases, except residential real estate loans‚ home equity loans, and consumer loans, are assigned credit quality grades on a scale from 1 to 12, with grade 1 representing superior credit quality. The criteria used to assign grades to extensions of credit that exhibit potential problems or well-defined weaknesses are primarily based upon the degree of risk and the likelihood of orderly repayment, and their effect on the Company’s safety and soundness. Loans or leases graded 7 or weaker are considered “special attention” credits and, as such, relationships in excess of $250,000 are reviewed quarterly as part of management’s evaluation of the appropriateness of the allowance for loan and lease losses. Grade 7 credits are defined as “watch” and contain greater than average credit risk and are monitored to limit the exposure to increased risk; grade 8 credits are “special mention” and, following regulatory guidelines, are defined as having potential weaknesses that deserve management’s close attention. Credits that exhibit well-defined weaknesses and a distinct possibility of loss are considered “classified” and are graded 9 through 12 corresponding to the regulatory definitions of “substandard” (grades 9 and 10) and the more severe “doubtful” (grade 11) and “loss” (grade 12). For residential real estate and home equity and consumer loans, credit quality is based on the aging status of the loan and by payment activity. Nonperforming loans are those loans which are on nonaccrual status or are 90 days or more past due.
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
Renewable energy – loans are for the purpose of financing solar related projects and may include construction draw notes, operating loans, letters of credit and may entail a tax equity structure. Collateral in a multi-state area includes tangible assets of the borrower, assignment of intangible assets including power purchase agreements, and pledges of permits and licenses. Financing is provided to qualified borrowers throughout the continental United States with an emphasis on the region east of the Rocky Mountains.
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

The following table shows the amortized cost of loans and leases, segregated by portfolio segment, credit quality rating and year of origination as of March 31, 2024 and gross charge-offs for the three months ended March 31, 2024.

	Term Loans and Leases by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and agricultural
Grades 1-6	$29,804	$134,685	$103,941	$63,360	$36,297	$30,654	$293,531	$—	$692,272
Grades 7-12	951	7,037	8,377	4,000	423	274	18,193	—	39,255
Total commercial and agricultural	30,755	141,722	112,318	67,360	36,720	30,928	311,724	—	731,527
Current period gross charge-offs	—	132	43	543	—	—	6,350	—	7,068
Renewable energy
Grades 1-6	6,608	193,477	23,558	80,269	27,553	82,197	—	—	413,662
Grades 7-12	—	—	—	—	—	—	—	—	—
Total renewable energy	6,608	193,477	23,558	80,269	27,553	82,197	—	—	413,662
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Auto and light truck
Grades 1-6	168,080	494,575	202,078	51,822	20,256	14,804	—	—	951,615
Grades 7-12	857	37,092	4,504	453	2,045	899	—	—	45,850
Total auto and light truck	168,937	531,667	206,582	52,275	22,301	15,703	—	—	997,465
Current period gross charge-offs	—	—	—	—	—	1	—	—	1
Medium and heavy duty truck
Grades 1-6	18,478	91,212	105,988	39,785	21,221	14,407	—	—	291,091
Grades 7-12	—	3,160	7,450	1,675	—	423	—	—	12,708
Total medium and heavy duty truck	18,478	94,372	113,438	41,460	21,221	14,830	—	—	303,799
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Aircraft
Grades 1-6	90,279	261,627	333,332	187,762	130,375	56,277	7,275	—	1,066,927
Grades 7-12	—	10,118	12,605	3,663	4,262	6,483	—	—	37,131
Total aircraft	90,279	271,745	345,937	191,425	134,637	62,760	7,275	—	1,104,058
Current period gross charge-offs	—	—	—	15	—	53	—	—	68
Construction equipment
Grades 1-6	96,604	430,306	305,122	116,595	56,930	29,149	27,423	2,075	1,064,204
Grades 7-12	269	6,938	19,752	920	502	—	—	—	28,381
Total construction equipment	96,873	437,244	324,874	117,515	57,432	29,149	27,423	2,075	1,092,585
Current period gross charge-offs	—	—	292	—	—	—	—	—	292
Commercial real estate
Grades 1-6	60,793	324,452	243,652	143,542	98,147	251,758	275	—	1,122,619
Grades 7-12	65	528	4,990	3,388	653	3,352	—	—	12,976
Total commercial real estate	60,858	324,980	248,642	146,930	98,800	255,110	275	—	1,135,595
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Residential real estate and home equity
Performing	20,351	81,747	110,182	87,815	85,434	98,432	153,634	4,683	642,278
Nonperforming	—	145	—	—	—	761	553	119	1,578
Total residential real estate and home equity	20,351	81,892	110,182	87,815	85,434	99,193	154,187	4,802	643,856
Current period gross charge-offs	—	3	—	—	—	—	10	—	13
Consumer
Performing	12,668	47,816	42,447	16,962	5,037	2,589	12,045	—	139,564
Nonperforming	14	222	241	130	24	30	—	—	661
Total consumer	12,682	48,038	42,688	17,092	5,061	2,619	12,045	—	140,225
Current period gross charge-offs	$113	$29	$58	$25	$1	$—	$3	$—	$229

The following table shows the amortized cost of loans and leases, segregated by portfolio segment, credit quality rating and year of origination as of December 31, 2023.

	Term Loans and Leases by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and agricultural
Grades 1-6	$155,656	$124,717	$68,473	$39,708	$18,658	$15,856	$299,495	$—	$722,563
Grades 7-12	7,502	2,657	4,886	501	293	418	27,403	—	43,660
Total commercial and agricultural	163,158	127,374	73,359	40,209	18,951	16,274	326,898	—	766,223
Current period gross charge-offs	668	499	15	17	4	—	3,102	—	4,305
Renewable energy
Grades 1-6	177,364	23,679	86,836	29,138	56,935	25,756	—	—	399,708
Grades 7-12	—	—	—	—	—	—	—	—	—
Total renewable energy	177,364	23,679	86,836	29,138	56,935	25,756	—	—	399,708
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Auto and light truck
Grades 1-6	603,406	248,701	64,182	24,986	13,573	5,287	—	—	960,135
Grades 7-12	908	1,848	474	2,490	632	425	—	—	6,777
Total auto and light truck	604,314	250,549	64,656	27,476	14,205	5,712	—	—	966,912
Current period gross charge-offs	126	360	128	33	19	63	—	—	729
Medium and heavy duty truck
Grades 1-6	96,254	114,490	44,069	24,645	15,264	4,202	—	—	298,924
Grades 7-12	3,565	7,010	1,675	—	773	—	—	—	13,023
Total medium and heavy duty truck	99,819	121,500	45,744	24,645	16,037	4,202	—	—	311,947
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Aircraft
Grades 1-6	269,635	355,175	197,579	140,744	37,244	36,936	6,420	—	1,043,733
Grades 7-12	10,120	9,475	3,704	4,543	—	6,597	—	—	34,439
Total aircraft	279,755	364,650	201,283	145,287	37,244	43,533	6,420	—	1,078,172
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Construction equipment
Grades 1-6	459,884	333,008	131,838	64,998	29,543	7,803	26,044	2,346	1,055,464
Grades 7-12	6,915	20,826	1,037	510	—	—	—	—	29,288
Total construction equipment	466,799	353,834	132,875	65,508	29,543	7,803	26,044	2,346	1,084,752
Current period gross charge-offs	—	44	10	—	—	—	—	—	54
Commercial real estate
Grades 1-6	336,287	251,055	148,597	105,282	86,452	187,306	275	—	1,115,254
Grades 7-12	678	5,313	2,576	651	4,372	1,017	—	—	14,607
Total commercial real estate	336,965	256,368	151,173	105,933	90,824	188,323	275	—	1,129,861
Current period gross charge-offs	—	39	30	—	179	—	—	—	248
Residential real estate and home equity
Performing	87,767	110,058	89,458	88,232	30,681	72,211	152,037	5,575	636,019
Nonperforming	—	107	74	—	414	756	536	67	1,954
Total residential real estate and home equity	87,767	110,165	89,532	88,232	31,095	72,967	152,573	5,642	637,973
Current period gross charge-offs	—	—	—	—	—	54	39	8	101
Consumer
Performing	53,023	47,789	19,739	6,286	2,539	1,021	12,063	—	142,460
Nonperforming	63	246	123	31	28	6	—	—	497
Total consumer	$53,086	$48,035	$19,862	$6,317	$2,567	$1,027	$12,063	$—	$142,957
Current period gross charge-offs	$541	$455	$138	$28	$17	$3	$29	$—	$1,211

The following table shows the amortized cost of loans and leases, segregated by portfolio segment, with delinquency aging and nonaccrual status.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Total Accruing Loans	Nonaccrual	Total Financing Receivables
March 31, 2024
Commercial and agricultural	$725,177	$237	$115	$—	$725,529	$5,998	$731,527
Renewable energy	413,662	—	—	—	413,662	—	413,662
Auto and light truck	993,324	258	—	—	993,582	3,883	997,465
Medium and heavy duty truck	303,799	—	—	—	303,799	—	303,799
Aircraft	1,095,832	168	4	—	1,096,004	8,054	1,104,058
Construction equipment	1,090,144	1,706	—	—	1,091,850	735	1,092,585
Commercial real estate	1,134,381	—	—	—	1,134,381	1,214	1,135,595
Residential real estate and home equity	640,581	1,533	164	25	642,303	1,553	643,856
Consumer	138,782	744	38	1	139,565	660	140,225
Total	$6,535,682	$4,646	$321	$26	$6,540,675	$22,097	$6,562,772

December 31, 2023
Commercial and agricultural	$752,947	$9	$—	$—	$752,956	$13,267	$766,223
Renewable energy	399,708	—	—	—	399,708	—	399,708
Auto and light truck	962,226	20	—	—	962,246	4,666	966,912
Medium and heavy duty truck	311,915	32	—	—	311,947	—	311,947
Aircraft	1,069,830	8,113	229	—	1,078,172	—	1,078,172
Construction equipment	1,078,912	2,044	3,620	—	1,084,576	176	1,084,752
Commercial real estate	1,126,806	—	85	—	1,126,891	2,970	1,129,861
Residential real estate and home equity	634,345	1,623	51	142	636,161	1,812	637,973
Consumer	141,489	864	107	7	142,467	490	142,957
Total	$6,478,178	$12,705	$4,092	$149	$6,495,124	$23,381	$6,518,505
Accrued interest receivable on loans and leases at March 31, 2024 and December 31, 2023 was $26.01 million and $25.35 million, respectively.
The following table shows the amortized cost of loans and leases that were both experiencing financial difficulty and modified during the three months ended March 31, 2024 and March 31, 2023, respectively, segregated by portfolio segment and type of modification. The percentage of the amortized cost of loans and leases that were modified to borrowers in financial distress as compared to the amortized cost of each segment of financial receivable is also presented below.

(Dollars in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay and Term Extension	% of Total Segment Financing Receivables
Three Months Ended March 31, 2024
Commercial and agricultural	$—	$108	$—	$—	0.01%
Auto and light truck	—	—	—	25,583	2.56
Total	$—	$108	$—	$25,583	0.39%

Three Months Ended March 31, 2023
Commercial and agricultural	$—	$752	$—	$—	0.09%
Construction equipment	—	3,912	—	—	0.39
Commercial real estate	—	—	511	—	0.05
Total	$—	$4,664	$511	$—	0.08%

There were $2.63 million and $0.00 million in commitments to lend additional amounts to the borrowers included in the previous table at March 31, 2024 and March 31, 2023, respectively.

The Company closely monitors the performance of loans and leases that have been modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table shows the performance of such loans and leases that have been modified during the twelve months ended March 31, 2024 and the three months ended March 31, 2023.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due
Twelve months ended March 31, 2024
Commercial and agricultural	$1,798	$—	$—	$1,869	$1,869
Auto and light truck	25,583	—	—	—	—
Medium and heavy duty truck	10,699	—	—	—	—
Construction equipment	1,372	—	—	—	—
Commercial real estate	269	—	—	—	—
Total	$39,721	$—	$—	$1,869	$1,869

Three months ended March 31, 2023
Commercial and agricultural	$752	$—	$—	$—	$—
Construction equipment	3,912	—	—	—	—
Commercial real estate	511	—	—	—	—
Total	$5,175	$—	$—	$—	$—

The following table shows the financial effect of loan and lease modifications during the periods presented in the previous table to borrowers experiencing financial difficulty.

	Weighted- Average Interest Rate Reduction	Weighted- Average Term Extension (in months)	Weighted- Average Payment Delay (in months)	Combination Weighted-Average Payment Delay and Term Extension (in months)
Twelve months ended March 31, 2024
Commercial and agricultural	—%	9	6	35
Auto and light truck	—	0	0	3
Medium and heavy duty truck	—	0	0	6
Construction equipment	—	4	0	0
Commercial real estate	—	0	3	0
Total	—%	4	6	5

Three months ended March 31, 2023
Commercial and agricultural	—%	3	0	0
Construction equipment	—	5	0	0
Commercial real estate	3.00	0	0	0
Total	3.00%	4	0	0
There were no modified loans that had a payment default during the three months ended March 31, 2024 and March 31, 2023, respectively, and were modified in the twelve months prior to that default to a borrower experiencing financial difficulty.

Upon the Company’s determination that a modified loan or lease has subsequently been deemed uncollectible, the loan or lease is written off. Therefore, the amortized cost of the loan is reduced by the uncollectible amount and the allowance for loan and lease losses is adjusted by the same amount.

Note 5 — Allowance for Credit Losses
Allowance for Loan and Lease Losses
The allowance for credit losses is established for current expected credit losses on the Company’s loan and lease portfolios utilizing guidance in Accounting Standards Codification (ASC) Topic 326. The determination of the allowance requires significant judgment to estimate credit losses measured on a collective pool basis when similar risk characteristics exist, and for loans evaluated individually. In determining the allowance, the Company estimates expected future losses for the loan’s entire contractual term adjusted for expected payments when appropriate. The allowance estimate considers relevant available information, from internal and external sources relating to the historical loss experience, current conditions, and reasonable and supportable forecasts for the Company’s outstanding loan and lease balances. The allowance is an estimation that reflects management’s evaluation of expected losses related to the Company’s financial assets measured at amortized cost. To ensure the allowance is maintained at an adequate level, a detailed analysis is performed on a quarterly basis and an appropriate provision is made to adjust the allowance.
The Company categorizes its loan portfolios into nine segments based on similar risk characteristics. Loans within each segment are collectively evaluated using either: 1) a cohort cumulative loss rate methodology (“cohort”) or, 2) the probability of default (“PD”)/loss given default (“LGD”) methodology (PD/LGD).

The following table shows the changes in the allowance for loan and lease losses, segregated by portfolio segment, for the three months ended March 31, 2024 and 2023.

(Dollars in thousands)	Commercial and agricultural	Renewable energy	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer	Total
March 31, 2024
Balance, beginning of period	$17,385	$6,610	$16,858	$8,965	$37,653	$26,510	$23,690	$7,698	$2,183	$147,552
Charge-offs	7,068	—	1	—	68	292	—	13	229	7,671
Recoveries	86	—	653	—	368	199	181	8	53	1,548
Net charge-offs (recoveries)	6,982	—	(652)	—	(300)	93	(181)	5	176	6,123
Provision (recovery of provision)	6,860	248	74	(177)	(1,029)	387	(27)	115	144	6,595
Balance, end of period	$17,263	$6,858	$17,584	$8,788	$36,924	$26,804	$23,844	$7,808	$2,151	$148,024

March 31, 2023
Balance, beginning of period	$14,635	$7,217	$18,634	$7,566	$41,093	$24,039	$17,431	$6,478	$2,175	$139,268
Charge-offs	564	—	112	—	—	1	39	1	324	1,041
Recoveries	172	—	541	—	226	—	3	233	60	1,235
Net charge-offs (recoveries)	392	—	(429)	—	(226)	1	36	(232)	264	(194)
Provision (recovery of provision)	1,844	(929)	(505)	263	(1,186)	1,541	1,905	(89)	205	3,049
Balance, end of period	$16,087	$6,288	$18,558	$7,829	$40,133	$25,579	$19,300	$6,621	$2,116	$142,511
The allowance for credit losses increased during the quarter in response to loan growth and increased special attention outstandings which are reserved at higher rates. The previous quarter’s forecast adjustment was maintained as it continues to be applicable to economic conditions expected during the forecast period. The Company remains cautious on the forward outlook and our forecast adjustment represents expectations for fragile growth during the forecast period. Ongoing risks include tightened credit conditions, elevated inflation, high interest rates, and continued geopolitical uncertainty. Credit quality metrics reflect higher special attention outstandings during the quarter, continued modest non-performing levels, and low delinquency rates. Charge-off activity during the quarter increased, predominantly due to charge-offs on two accounts in the commercial and agricultural portfolio, offset by ongoing recoveries in our auto and light truck and aircraft portfolios.
Commercial and agricultural – the decrease in the allowance in the current quarter was principally due to a decrease in loan balances and the elimination of a specific impairment on one account because of a charge-off during the period, partially offset by higher historical loss rates in the portfolio.
Renewable energy – the allowance increased due to higher loan balances. Credit quality remains stable.
Auto and light truck – the allowance increased during the quarter due to loan growth and an increase in special attention outstandings which are reserved at higher rates.
Medium and heavy duty truck – the allowance decreased due to a decline in loan balances. The near-term industry outlook remains weak due to overcapacity concerns and lower freight rates.
Aircraft – the allowance decreased during the quarter as loan growth in the domestic portfolio was offset by a decline in loan balances in the higher reserved foreign segment coupled with lower historical loss rates in the portfolio due to recovery activity. The Company has historically carried a higher allowance in this portfolio due to historical risk volatility.

Construction equipment – the allowance increased primarily due to continued loan growth in the portfolio.
Commercial real estate – the allowance increased due to loan growth. Higher interest rates and shifting demand dynamics have impacted commercial real estate. The majority of the Company’s real estate exposure is owner-occupied, and exposure to non-owner-occupied office property is minimal.
Residential real estate and home equity – the allowance increased due to loan growth.
Consumer – the allowance decreased slightly due to lower loan outstandings.
Economic Outlook
As of March 31, 2024, the most significant economic factors impacting the Company’s loan portfolios are a fragile domestic growth outlook, impacted by elevated inflation, and high interest rates, along with ongoing foreign conflicts and elevated geopolitical uncertainty. Questions surrounding the timing and velocity of future interest rate cuts persist. The Company remains concerned about the impact of tighter credit conditions on the economy and the effect that may have on future economic growth. Consumer stressors are building, and the Company remains concerned about small businesses and their ability to control expenses and compete for labor while absorbing the impact of higher interest rates and higher cost of capital. Tightened lending conditions and the current high-rate environment are impacting commercial real estate activity. The forecast considers global and domestic economic impacts from these factors as well as other key economic factors such as change in gross domestic product and unemployment which may impact the Company’s clients. The Company’s assumption is that economic growth will be below trend during the forecast period with inflation slowly moving back towards the 2% Federal Reserve target rate resulting in an adverse impact on the loan and lease portfolio over the next two years.
As a result of geopolitical risks and economic uncertainty, the Company’s future loss estimates may vary considerably from the March 31, 2024 assumptions.
Liability for Credit Losses on Unfunded Loan Commitments
The liability for credit losses inherent in unfunded loan commitments is included in Accrued Expenses and Other Liabilities on the Consolidated Statements of Financial Condition. The following table shows the changes in the liability for credit losses on unfunded loan commitments.

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Balance, beginning of period	$8,182	$5,616
Provision	882	1,035
Balance, end of period	$9,064	$6,651
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

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Direct finance leases:
Interest income on lease receivable	$3,439	$3,121

Operating leases:
Income related to lease payments	$1,671	$2,503
Depreciation expense	1,288	2,022
Income related to reimbursements from lessees for personal property tax on operating leased equipment for the three months ended March 31, 2024 and 2023 was $0.12 million and $0.22 million. Expense related to personal property tax payments on operating leased equipment for the three months ended March 31, 2024 and 2023 was $0.12 million and $0.22 million, respectively.

Note 7 — Mortgage Servicing Rights
The Company recognizes the rights to service residential mortgage loans for others as separate assets, whether the servicing rights are acquired through a separate purchase or through the sale of originated loans with servicing rights retained. The Company allocates a portion of the total proceeds of a mortgage loan to servicing rights based on the relative fair value. The unpaid principal balance of residential mortgage loans serviced for third parties was $795.99 million and $806.05 million at March 31, 2024 and December 31, 2023, respectively.
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
The following table shows changes in the carrying value of MSRs and the associated valuation allowance.

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Mortgage servicing rights:
Balance at beginning of period	$3,670	$4,137
Additions	88	91
Amortization	(184)	(221)
Carrying value before valuation allowance at end of period	3,574	4,007
Valuation allowance:
Balance at beginning of period	—	—
Impairment recoveries	—	—
Balance at end of period	$—	$—
Net carrying value of mortgage servicing rights at end of period	$3,574	$4,007
Fair value of mortgage servicing rights at end of period	$8,357	$8,053
At March 31, 2024 and 2023, the fair value of MSRs exceeded the carrying value reported in the Consolidated Statements of Financial Condition by $4.78 million and $4.05 million, respectively. This difference represents increases in the fair value of certain MSRs that could not be recorded above cost basis.
Mortgage loan contractual servicing fees, including late fees and ancillary income, were $0.61 million and $0.66 million for the three months ended March 31, 2024 and 2023, respectively. Mortgage loan contractual servicing fees are included in Mortgage Banking on the Consolidated Statements of Income.
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
The following table shows financial instruments whose contract amounts represent credit risk.

(Dollars in thousands)	March 31, 2024	December 31, 2023
Amounts of commitments:
Loan commitments to extend credit	$1,455,411	$1,454,506
Standby letters of credit	$17,596	$17,287
Commercial and similar letters of credit	$2,829	$7,047
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
The following table shows the amounts of non-hedging derivative financial instruments.

		Asset derivatives		Liability derivatives
(Dollars in thousands)	Notional or contractual amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
March 31, 2024
Interest rate swap contracts	$1,092,725	Other assets	$21,526	Other liabilities	$21,936
Loan commitments	5,047	Mortgages held for sale	168	N/A	—
Forward contracts - mortgage loan	5,750	N/A	—	Mortgages held for sale	8
Total	$1,103,522		$21,694		$21,944

December 31, 2023
Interest rate swap contracts	$1,085,618	Other assets	$22,704	Other liabilities	$23,140
Loan commitments	2,824	Mortgages held for sale	107	N/A	—
Forward contracts - mortgage loan	3,500	N/A	—	Mortgages held for sale	16
Total	$1,091,942		$22,811		$23,156

The following table shows the amounts included in the Consolidated Statements of Income for non-hedging derivative financial instruments.

		Gain (loss)
		Three Months Ended March 31,
(Dollars in thousands)	Statement of Income classification	2024	2023
Interest rate swap contracts	Other expense	$27	$99
Interest rate swap contracts	Other income	186	195
Loan commitments	Mortgage banking	61	25
Forward contracts - mortgage loan	Mortgage banking	8	(40)
Total		$282	$279
The following table shows the offsetting of financial assets and derivative assets.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2024
Interest rate swaps	$21,526	$—	$21,526	$—	$16,405	$5,121

December 31, 2023
Interest rate swaps	$22,704	$—	$22,704	$—	$10,795	$11,909
The following table shows the offsetting of financial liabilities and derivative liabilities.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
March 31, 2024
Interest rate swaps	$21,936	$—	$21,936	$—	$—	$21,936
Repurchase agreements	62,591	—	62,591	62,591	—	—
Total	$84,527	$—	$84,527	$62,591	$—	$21,936

December 31, 2023
Interest rate swaps	$23,140	$—	$23,140	$—	$—	$23,140
Repurchase agreements	55,809	—	55,809	55,809	—	—
Total	$78,949	$—	$78,949	$55,809	$—	$23,140
If a default in performance of any obligation of a repurchase agreement occurs, each party will set-off property held in respect of transactions against obligations owing in respect of any other transactions. At March 31, 2024 and December 31, 2023, repurchase agreements had a remaining contractual maturity of $61.54 million and $54.46 million in overnight and $1.05 million and $1.35 million in up to 30 days, respectively and were collateralized by U.S. Treasury and Federal agencies securities.
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
The Company is involved in various entities that are considered to be VIEs. The Company’s investments in VIEs are primarily related to investments promoting affordable housing, community development and renewable energy sources. Some of these tax-advantaged investments support the Company’s regulatory compliance with the Community Reinvestment Act. The Company’s investments in these entities generate a return primarily through the realization of federal and state income tax credits and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These tax credits are recognized as a reduction of tax expense or, for investments qualifying as investment tax credits, as a reduction to the related investment asset. The Company recognized federal and state income tax credits related to its affordable housing and community development tax-advantaged investments in tax expense of $0.80 million and $0.66 million for the three months ended March 31, 2024 and 2023, respectively. The Company also recognized $5.07 million and $17.49 million of investment tax credits for the three months ended March 31, 2024 and 2023, respectively.
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
The Company’s investments in these unconsolidated VIEs are carried in Other Assets on the Consolidated Statements of Financial Condition. The Company’s unfunded capital and other commitments related to these unconsolidated VIEs are generally carried in Other Liabilities on the Consolidated Statements of Financial Condition. The Company’s maximum exposure to loss from these unconsolidated VIEs includes the investment recorded on the Consolidated Statements of Financial Condition, net of unfunded capital commitments, and previously recorded tax credits which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level. While the Company believes potential losses from these investments are remote, the maximum exposure was determined by assuming a scenario where the community-based business projects, housing projects, and renewable energy projects completely fail and do not meet certain taxing authority compliance requirements, resulting in recapture of the related tax credits.
The following table provides a summary of investments in affordable housing, community development, and renewable energy VIEs that the Company has not consolidated.

(Dollars in thousands)	March 31, 2024	December 31, 2023
Investment carrying amount	$76,374	$79,228
Unfunded capital and other commitments	71,407	80,719
Maximum exposure to loss	66,560	59,649
The Company is required to consolidate VIEs in which it has concluded it has significant involvement in and the ability to direct the activities that impact the entity’s economic performance. The Company is the managing general partner of entities to which it shares interest in tax-advantaged investments with a third party. At March 31, 2024 and December 31, 2023, approximately $79.54 million and $87.37 million, respectively, of the Company’s assets and $0.00 million and $0.00 million, respectively, of its liabilities included on the Consolidated Statements of Financial Condition were related to tax-advantaged investment VIEs which the Company has consolidated. The assets of the consolidated VIEs are reported in Other Assets, the liabilities are reported in Other Liabilities, and the non-controlling interest is reported in Equity on the Consolidated Statements of Financial Condition. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIE do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIE is generally limited to the carrying value of its variable interest plus any related tax credits previously recognized.
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
The following table shows subordinated notes at March 31, 2024.

(Dollars in thousands)	Amount of Subordinated Notes	Interest Rate	Maturity Date
June 2007 issuance (1)	$41,238	7.22%	6/15/2037
August 2007 issuance (2)	17,526	7.07%	9/15/2037
Total	$58,764

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
Stock options, where the exercise price was greater than the average market price of the common shares, were excluded from the computation of diluted earnings per common share because the result would have been antidilutive. There were no stock options outstanding as of March 31, 2024 and 2023. The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended March 31,
(Dollars in thousands - except per share amounts)	2024	2023
Distributed earnings allocated to common stock	$8,309	$7,892
Undistributed earnings allocated to common stock	20,870	22,977
Net earnings allocated to common stock	29,179	30,869
Net earnings allocated to participating securities	276	255
Net income allocated to common stock and participating securities	$29,455	$31,124

Weighted average shares outstanding for basic earnings per common share	24,459,088	24,687,087
Dilutive effect of stock compensation	—	—
Weighted average shares outstanding for diluted earnings per common share	24,459,088	24,687,087

Basic earnings per common share	$1.19	$1.25
Diluted earnings per common share	$1.19	$1.25

Note 12 — Stock Based Compensation
As of March 31, 2024, the Company had four active stock-based employee compensation plans, which are more fully described in Note 16 of the Consolidated Financial Statements in 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2023. These plans include three executive stock award plans, the Executive Incentive Plan (EIP), the Restricted Stock Award Plan (RSAP), the Strategic Deployment Incentive Plan (SDP); and the Employee Stock Purchase Plan (ESPP). The 2011 Stock Option Plan was approved by the shareholders on April 21, 2011 but the Company had not made any grants through March 31, 2024.

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
Total fair value of options vested and expensed was zero for the three months ended March 31, 2024 and 2023. As of March 31, 2024 and 2023 there were no outstanding stock options. There were no stock options exercised during the three months ended March 31, 2024 and 2023. All shares issued in connection with stock option exercises are issued from available treasury stock.
As of March 31, 2024, there was $13.66 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 3.61 years.
Note 13 — Accumulated Other Comprehensive Loss
The following table presents reclassifications out of accumulated other comprehensive income (loss) related to unrealized gains and losses on available-for-sale securities.

	Three Months Ended March 31,		Affected Line Item in the Consolidated Statements of Income
(Dollars in thousands)	2024	2023
Realized losses included in net income	$—	$(44)	Losses on investment securities available-for-sale
	—	(44)	Income before income taxes
Tax effect	—	10	Income tax expense
Net of tax	$—	$(34)	Net income

Note 14 — Income Taxes
The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized was zero at March 31, 2024 and December 31, 2023. Interest and penalties are recognized through the income tax provision. For the three months ended March 31, 2024 and 2023, the Company recognized no interest or penalties. There were no accrued interest and penalties at March 31, 2024 and December 31, 2023.
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
The Company elected fair value accounting for mortgages held for sale and for its best-efforts forward sales commitments. The Company economically hedges its mortgages held for sale at the time the interest rate locks are issued to the customers. The Company believes the election for mortgages held for sale will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives or best-best efforts forward sales commitments. At March 31, 2024 and December 31, 2023, all mortgages held for sale were carried at fair value.
The following table shows the differences between the fair value carrying amount of mortgages held for sale measured at fair value and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity.

(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Excess of fair value carrying amount over (under) unpaid principal
March 31, 2024
Mortgages held for sale reported at fair value	$2,881	$2,606	$275	(1)

December 31, 2023
Mortgages held for sale reported at fair value	$1,442	$1,297	$145	(1)

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
The following table shows the balance of assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2024
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$545,675	$357,210	$—	$902,885
U.S. States and political subdivisions securities	—	86,605	1,044	87,649
Mortgage-backed securities — Federal agencies	—	585,137	—	585,137
Corporate debt securities	—	6,980	—	6,980
Foreign government and other securities	—	593	—	593
Total debt securities available-for-sale	545,675	1,036,525	1,044	1,583,244
Mortgages held for sale	—	2,881	—	2,881
Accrued income and other assets (interest rate swap agreements)	—	21,526	—	21,526
Total	$545,675	$1,060,932	$1,044	$1,607,651

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$21,936	$—	$21,936
Total	$—	$21,936	$—	$21,936

December 31, 2023
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$541,461	$381,405	$—	$922,866
U.S. States and political subdivisions securities	—	91,403	1,161	92,564
Mortgage-backed securities — Federal agencies	—	598,252	—	598,252
Corporate debt securities	—	8,329	—	8,329
Foreign government and other securities	—	589	—	589
Total debt securities available-for-sale	541,461	1,079,978	1,161	1,622,600
Mortgages held for sale	—	1,442	—	1,442
Accrued income and other assets (interest rate swap agreements)	—	22,704	—	22,704
Total	$541,461	$1,104,124	$1,161	$1,646,746

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$23,140	$—	$23,140
Total	$—	$23,140	$—	$23,140

The following table shows changes in Level 3 assets measured at fair value on a recurring basis for the quarter ended March 31, 2024 and 2023.

(Dollars in thousands)	U.S. States and political subdivisions securities
Beginning balance January 1, 2024	$1,161
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income (loss)	63
Purchases	—
Issuances	—
Sales	—
Settlements	—
Maturities	(180)
Transfers into Level 3	—
Transfers out of Level 3	—
Ending balance March 31, 2024	$1,044

Beginning balance January 1, 2023	$1,464
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income (loss)	32
Purchases	3,000
Issuances	—
Sales	—
Settlements	—
Maturities	(175)
Transfers into Level 3	—
Transfers out of Level 3	—
Ending balance March 31, 2023	$4,321
There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2024 or 2023.
The following table shows the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a recurring basis.

(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
March 31, 2024
Debt securities available-for sale
Direct placement municipal securities	$1,044	Discounted cash flows	Credit spread assumption	3.75% - 4.48%	3.93%

December 31, 2023
Debt securities available-for sale
Direct placement municipal securities	$1,161	Discounted cash flows	Credit spread assumption	0.31% - 5.28%	4.28%
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
For assets measured at fair value on a nonrecurring basis, the following represents impairment charges (recoveries) recognized on these assets during the quarter ended March 31, 2024: collateral-dependent impaired loans - $6.96 million; mortgage servicing rights - $0.00 million; repossessions - $0.00 million; and other real estate - $0.00 million.

The following table shows the carrying value of assets measured at fair value on a non-recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2024
Collateral-dependent impaired loans	$—	$—	$—	$—
Accrued income and other assets (mortgage servicing rights)	—	—	3,574	3,574
Accrued income and other assets (repossessions)	—	—	308	308
Accrued income and other assets (other real estate)	—	—	—	—
Total	$—	$—	$3,882	$3,882

December 31, 2023
Collateral-dependent impaired loans	$—	$—	$6,289	$6,289
Accrued income and other assets (mortgage servicing rights)	—	—	3,670	3,670
Accrued income and other assets (repossessions)	—	—	705	705
Accrued income and other assets (other real estate)	—	—	—	—
Total	$—	$—	$10,664	$10,664
The following table below shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a non-recurring basis.

(Dollars in thousands)	Carrying Value	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
March 31, 2024
Collateral-dependent impaired loans	$—	$—	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	0% - 0%	0.0%

Mortgage servicing rights	3,574	8,357	Discounted cash flows	Constant prepayment rate (CPR)	5.8% - 17.2%	6.5%
				Discount rate	12.9% - 13.2%	11.3%

Repossessions	308	331	Appraisals, trade publications and auction values	Discount for lack of marketability	0% - 2%	0%

Other real estate	—	—	Appraisals	Discount for lack of marketability	0% - 0%	0%

December 31, 2023
Collateral-dependent impaired loans	$6,289	$6,289	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	10% - 20%	13.9%

Mortgage servicing rights	3,670	8,151	Discounted cash flows	Constant prepayment rate (CPR)	6.1% - 17.6%	7.3%
				Discount rate	11.0% - 13.1%	11.2%

Repossessions	705	757	Appraisals, trade publications and auction values	Discount for lack of marketability	0% - 10%	8%

Other real estate	—	—	Appraisals	Discount for lack of marketability	0% - 0%	0%
GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.

The following table shows the fair values of the Company’s financial instruments.

(Dollars in thousands)	Carrying or Contract Value	Fair Value	Level 1	Level 2	Level 3
March 31, 2024
Assets:
Cash and due from banks	$41,533	$41,533	$41,533	$—	$—
Federal funds sold and interest bearing deposits with other banks	39,381	39,381	39,381	—	—
Investment securities, available-for-sale	1,583,244	1,583,244	545,675	1,036,525	1,044
Other investments	25,075	25,075	25,075	—	—
Mortgages held for sale	2,881	2,881	—	2,881	—
Loans and leases, net of allowance for loan and lease losses	6,414,748	6,224,374	—	—	6,224,374
Mortgage servicing rights	3,574	8,357	—	—	8,357
Accrued interest receivable	30,685	30,685	—	30,685	—
Interest rate swaps	21,526	21,526	—	21,526	—
Liabilities:
Deposits	$7,055,311	$7,048,994	$5,253,650	$1,795,344	$—
Short-term borrowings	249,580	249,580	83,534	166,046	—
Long-term debt and mandatorily redeemable securities	39,406	38,709	—	38,709	—
Subordinated notes	58,764	55,494	—	55,494	—
Accrued interest payable	32,216	32,216	—	32,216	—
Interest rate swaps	21,936	21,936	—	21,936	—
Off-balance-sheet instruments *	—	118	—	118	—

December 31, 2023
Assets:
Cash and due from banks	$77,474	$77,474	$77,474	$—	$—
Federal funds sold and interest bearing deposits with other banks	52,194	52,194	52,194	—	—
Investment securities, available-for-sale	1,622,600	1,622,600	541,461	1,079,978	1,161
Other investments	25,075	25,075	25,075	—	—
Mortgages held for sale	1,442	1,442	—	1,442	—
Loans and leases, net of allowance for loan and lease losses	6,370,953	6,204,791	—	—	6,204,791
Mortgage servicing rights	3,670	8,151	—	—	8,151
Accrued interest receivable	30,232	30,232	—	30,232	—
Interest rate swaps	22,704	22,704	—	22,704	—
Liabilities:
Deposits	$7,038,581	$7,033,549	$5,299,896	$1,733,653	$—
Short-term borrowings	312,359	312,359	56,013	256,346	—
Long-term debt and mandatorily redeemable securities	47,911	47,098	—	47,098	—
Subordinated notes	58,764	55,842	—	55,842	—
Accrued interest payable	29,520	29,520	—	29,520	—
Interest rate swaps	23,140	23,140	—	23,140	—
Off-balance-sheet instruments *	—	120	—	120	—

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
ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis is presented to provide information concerning 1st Source Corporation and its subsidiaries’ (collectively referred to as “the Company”, “we”, and “our”) financial condition as of March 31, 2024, as compared to December 31, 2023, and the results of operations for the three months ended March 31, 2024 and 2023. This discussion and analysis should be read in conjunction with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2023 Annual Report.
Except for historical information contained herein, the matters discussed in this document express “forward-looking statements.” Generally, the words “believe,” “contemplate,” “seek,” “plan,” “possible,” “assume,” “hope,” “expect,” “intend,” “targeted,” “continue,” “remain,” “estimate,” “anticipate,” “project,” “will,” “should,” “indicate,” “would,” “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Those statements, including statements, projections, estimates or assumptions concerning future events or performance, and other statements that are other than statements of historical fact, are subject to material risks and uncertainties. We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. We may make other written or oral forward-looking statements from time to time. Readers are advised that various important factors could cause our actual results or circumstances for future periods to differ materially from those anticipated or projected in such forward-looking statements. Such factors include, but are not limited to, changes in law, regulations or GAAP; our competitive position within the markets we serve; increasing consolidation within the banking industry; unforeseen changes in interest rates; unforeseen changes in loan prepayment assumptions; unforeseen downturns in or major events affecting the local, regional or national economies or the industries in which we have credit concentrations; potential impacts of the COVID-19 pandemic; and other matters discussed in our filings with the SEC, including our Annual Report on Form 10-K  for 2023, which filings are available from the SEC. We undertake no obligation to publicly update or revise any forward-looking statements.
FINANCIAL CONDITION
Our total assets at March 31, 2024 were $8.67 billion, a decrease of $60.12 million or 0.69% from December 31, 2023. Total investment securities available-for-sale were $1.58 billion, a decrease of $39.36 million or 2.43% from December 31, 2023. The largest contributor to the decrease in investment securities available-for-sale was expected redemptions which were used to fund loan growth and pay down borrowings. Federal funds sold and interest bearing deposits with other banks were $39.38 million, a decrease of $12.81 million or 24.55% from December 31, 2023. The decrease in federal funds sold and interest bearing deposits with other banks was due to lower interest bearing deposits at other banks which were used to purchase securities, fund loan growth, and pay down borrowings.
Total loans and leases were $6.56 billion, an increase of $44.27 million or 0.68% from December 31, 2023. The largest contributors to the increase in loans and leases was growth in the auto and light truck, aircraft and renewable energy portfolios, offset by a decrease in the commercial and agricultural loan portfolio. Our foreign loan and lease balances, all denominated in U.S. dollars were $291.10 million and $302.41 million as of March 31, 2024 and December 31, 2023, respectively. Foreign loans and leases are in aircraft financing. Loan and lease balances to borrowers in Brazil and Mexico were $118.53 million and $142.10 million as of March 31, 2024, respectively, compared to $119.38 million and $147.61 million as of December 31, 2023, respectively. As of March 31, 2024 and December 31, 2023 there was not a significant concentration in any other country.
Equipment owned under operating leases was $16.69 million, a decrease of $3.68 million, or 18.04% compared to December 31, 2023. The largest contributor to the decrease in equipment owned under operating leases was reduced leasing volume primarily due to a change in customer preferences and continued competitive pricing pressure for new business.
Total deposits were $7.06 billion, an increase of $16.73 million or 0.24% from the end of 2023. The largest contributors to the increase in total deposits was a rise in time deposits and savings deposits offset by a decrease in non-maturity deposits. Rate competition for deposits persisted during the first quarter across our footprint from various sources, including traditional bank and credit union competitors, money market funds, bond markets, and other non-bank alternatives.

Short-term borrowings were $249.58 million, a decrease of $62.78 million or 20.10% from December 31, 2023 due primarily to pay downs of short-term FHLB borrowings offset by an increase in federal funds purchased. Long-term debt and mandatorily redeemable securities were $39.41 million, a decrease of $8.51 million from December 31, 2023 due primarily to pay downs of long-term FHLB borrowings. Accrued expenses and other liabilities were $183.23 million, a decrease of $18.85 million or 9.33% from December 31, 2023, mainly due to annual incentive-related payments to employees and decreased unfunded partnership commitments offset by increased accrued interest payables and accrued salaries and wages.
The following table shows accrued income and other assets.

(Dollars in thousands)	March 31, 2024	December 31, 2023
Accrued income and other assets:
Bank owned life insurance cash surrender value	$84,815	$84,414
Operating lease right of use assets	21,468	21,692
Accrued interest receivable	30,685	30,232
Mortgage servicing rights	3,574	3,670
Repossessions	308	705
Partnership investments carrying amount	155,918	166,596
All other assets	117,915	120,470
Total accrued income and other assets	$414,683	$427,779
The largest contributor to the decrease in accrued income and other assets from December 31, 2023 was a decrease in partnership investments and accounts receivable offset by an increase in deferred tax assets during the period.
CAPITAL
As of March 31, 2024, total shareholders’ equity was $1.01 billion, up $20.32 million, or 2.05% from the $989.57 million at December 31, 2023. In addition to net income of $29.46 million, other significant changes in shareholders’ equity during the first three months of 2024 included $8.35 million of dividends paid. The accumulated other comprehensive loss component of shareholders’ equity increased to $109.28 million at March 31, 2024, compared to $106.32 million at December 31, 2023 due to changes in market conditions on our available-for-sale investment portfolio. Our shareholders’ equity-to-assets ratio was 11.65% as of March 31, 2024, compared to 11.34% at December 31, 2023. Book value per common share increased to $41.26 at March 31, 2024, from $40.50 at December 31, 2023 primarily due to increased retained earnings.
We declared and paid cash dividends per common share of $0.34 during the first quarter of 2024. The trailing four quarters dividend payout ratio, representing cash dividends per common share divided by diluted earnings per common share, was 26.61%. The dividend payout is continually reviewed by management and the Board of Directors subject to the Company’s capital and dividend policy.
The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations.

The actual capital amounts and ratios of 1st Source Corporation and 1st Source Bank as of March 31, 2024 remained at their historically strong and conservative levels and are presented in the table below.

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$1,265,505	16.41%	$617,080	8.00%	$809,918	10.50%	$771,351	10.00%
1st Source Bank	1,179,956	15.30	616,873	8.00	809,645	10.50	771,091	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	1,168,337	15.15	462,810	6.00	655,648	8.50	617,080	8.00
1st Source Bank	1,082,820	14.04	462,654	6.00	655,427	8.50	616,873	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	1,039,674	13.48	347,108	4.50	539,945	7.00	501,378	6.50
1st Source Bank	1,011,157	13.11	346,991	4.50	539,764	7.00	501,209	6.50
Tier 1 Capital (to Average Assets):
1st Source Corporation	1,168,337	13.37	349,522	4.00	N/A	N/A	436,902	5.00
1st Source Bank	1,082,820	12.40	349,401	4.00	N/A	N/A	436,751	5.00
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
We maintain prudent strategies to support a strong liquidity position. The following table represents our sources of liquidity as of March 31, 2024.

(Dollars in thousands)	Available
Internal Sources
Unencumbered securities	$1,207,512
External Sources
FHLB advances(1)	557,896
FRB borrowings(2)	484,956
Fed funds purchased(3)	390,000
Brokered deposits(4)	222,936
Listing services deposits(4)	427,522
Total liquidity	$3,290,822
% of Total deposits net brokered and listing services certificates of deposit	51.37%
(1) Availability is shown net of required stock purchases under the FHLB activity-based stock ownership requirement, which is currently 4.50%, and may vary
(2) Includes access to discount window and Bank Term Funding Program
(3) Availability contingent on correspondent bank approvals at time of borrowing
(4) Availability contingent on internal borrowing guidelines
External sources as listed in the table above are managed to approved guidelines by our Board of Directors. Total net available liquidity was $3.29 billion at March 31, 2024, which accounted for approximately 51% of total deposits net of brokered and listing services certificates of deposit.
Our loan to asset ratio was 75.71% at March 31, 2024 compared to 74.69% at December 31, 2023 and 73.43% at March 31, 2023. Cash and cash equivalents totaled $80.91 million at March 31, 2024 compared to $129.67 million at December 31, 2023 and $94.04 million at March 31, 2023. The decrease in cash and cash equivalents was primarily due to funding loan growth and paying down borrowings. At March 31, 2024, the Consolidated Statements of Financial Condition was rate sensitive by $328.21 million more liabilities than assets scheduled to reprice within one year, or approximately 0.92%. Management believes that the present funding sources provide adequate liquidity to meet our cash flow needs.

Under Indiana law governing the collateralization of public fund deposits, the Indiana Board of Depositories determines which financial institutions are required to pledge collateral based on the strength of their financial ratings. We have been informed that no collateral is required for our public fund deposits. However, the Board of Depositories could alter this requirement in the future and adversely impact our liquidity. Our potential liquidity exposure if we must pledge collateral is approximately $1.14 billion.
RESULTS OF OPERATIONS
Net income available to common shareholders for the three month period ended March 31, 2024 was $29.46 million compared to $31.12 million for the same period in 2023. Diluted net income per common share was $1.19 for the three month period ended March 31, 2024, compared to $1.25 earned for the same period in 2023. Return on average common shareholders’ equity was 11.77% for the three months ended March 31, 2024, compared to 14.18% in 2023. The return on total average assets was 1.37% for the three months ended March 31, 2024, compared to 1.52% in 2023.
Net income decreased for the three months ended March 31, 2024 compared to the first three months of 2023. Net interest income increased offset by increases to the provision for credit losses, noninterest expense, and a decrease in noninterest income. Details of the changes in the various components of net income are discussed further below.

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
DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL

				Three Months Ended
	March 31, 2024			December 31, 2023			March 31, 2023
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
ASSETS
Investment securities available-for-sale:
Taxable	$1,576,579	$6,079	1.55%	$1,559,351	$5,989	1.52%	$1,711,177	$6,648	1.58%
Tax exempt(1)	31,515	327	4.17%	37,251	392	4.17%	57,444	605	4.27%
Mortgages held for sale	1,830	34	7.47%	2,010	41	8.09%	2,410	32	5.38%
Loans and leases, net of unearned discount(1)	6,504,069	109,249	6.76%	6,387,858	107,150	6.65%	6,036,203	86,760	5.83%
Other investments	68,172	927	5.47%	85,391	1,165	5.41%	57,361	637	4.50%
Total earning assets(1)	8,182,165	116,616	5.73%	8,071,861	114,737	5.64%	7,864,595	94,682	4.88%
Cash and due from banks	61,889			70,352			71,921
Allowance for loan and lease losses	(148,982)			(146,076)			(141,054)
Other assets	557,072			557,363			527,969
Total assets	$8,652,144			$8,553,500			$8,323,431

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$5,394,854	$39,744	2.96%	$5,383,925	$38,624	2.85%	$4,988,093	$21,263	1.73%
Short-term borrowings:
Securities sold under agreements to repurchase	47,973	47	0.39%	52,278	29	0.22%	134,501	40	0.12%
Other short-term borrowings	234,672	3,055	5.24%	136,814	1,849	5.36%	118,760	1,353	4.62%
Subordinated notes	58,764	1,061	7.26%	58,764	1,066	7.20%	58,764	1,020	7.04%
Long-term debt and mandatorily redeemable securities	47,217	646	5.50%	46,765	1,673	14.19%	45,380	1,215	10.86%
Total interest-bearing liabilities	5,783,480	44,553	3.10%	5,678,546	43,241	3.02%	5,345,498	24,891	1.89%
Noninterest-bearing deposits	1,616,251			1,684,743			1,880,913
Other liabilities	167,759			177,097			147,141
Shareholders’ equity	1,006,286			949,939			890,294
Noncontrolling interests	78,368			63,175			59,585
Total liabilities and equity	$8,652,144			$8,553,500			$8,323,431
Less: Fully tax-equivalent adjustments		(148)			(166)			(226)
Net interest income/margin (GAAP-derived)(1)		$71,915	3.54%		$71,330	3.51%		$69,565	3.59%
Fully tax-equivalent adjustments		148			166			226
Net interest income/margin - FTE(1)		$72,063	3.54%		$71,496	3.51%		$69,791	3.60%

(1) See “Reconciliation of Non-GAAP Financial Measures” at the end of this section for additional information on this performance measure/ratio.
Quarter Ended March 31, 2024 compared to the Quarter Ended March 31, 2023
The taxable-equivalent net interest income for the three months ended March 31, 2024 was $72.06 million, an increase of 3.26% over the same period in 2023. The net interest margin on a fully taxable-equivalent basis was 3.54% for the three months ended March 31, 2024, compared to 3.60% for the three months ended March 31, 2023.
During the three month period ended March 31, 2024, average earning assets increased $317.57 million, up 4.04% over the comparable period in 2023. Average interest-bearing liabilities increased $437.98 million or 8.19%. The yield on average earning assets increased 85 basis points to 5.73% from 4.88% primarily due to higher rates on loans and leases and other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank (FHLB) stock and commercial paper. Total cost of average interest-bearing liabilities increased 121 basis points to 3.10% from 1.89% as a result of higher rates on interest-bearing deposits and short-term borrowings. The result to the net interest margin, or the ratio of net interest income to average earning assets, was a decrease of six basis points.

The largest contributors to the improved yield on average earning assets for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was an increase in yields on loans and leases and other investments, primarily excess reserves held at the Federal Reserve Bank. The yield on loans and leases grew 93 basis points primarily from rising interest rates. Average loans and leases increased $467.87 million or 7.75% primarily in the auto and light truck, construction equipment, and commercial real estate portfolios. Net interest recoveries positively contributed seven basis points to the yield on average loans and leases during the quarter and three basis points to the average loans and leases yield during the prior year first quarter. Average investment securities decreased $160.53 million or 9.08% primarily from utilizing expected redemptions to fund loan growth and pay down borrowings. Average other investments, primarily held at the Federal Reserve Bank, increased $10.81 million or 18.85%.
Average interest-bearing deposits increased $406.76 million or 8.15% for the first quarter of 2024 over the same period in 2023 primarily due to public fund deposits, time deposits, and brokered deposits. The effective rate paid on average interest-bearing deposits increased 123 basis points to 2.96% from 1.73% in line with the competitive, rising rate environment. Average noninterest-bearing deposits declined $264.66 million or 14.07% for the first quarter of 2024 over the same period in 2023 primarily due to greater utilization of excess funds by our business customers, and a heightened rate sensitivity in our customer base given the overall level of market yields.
Average short-term borrowings increased $29.38 million or 11.60% for the first quarter of 2024 compared to the same period in 2023. Interest paid on short-term borrowings increased 218 basis points due to higher short-term borrowing rates. Interest paid on subordinated notes increased 22 basis points during the first quarter of 2024 from the same period a year ago due to a variable rate increase on one tranche. Average long-term debt and mandatorily redeemable securities balances increased $1.84 million or 4.05%. Interest paid on long-term debt and mandatorily redeemable securities decreased 536 basis points during the first quarter of 2024 from the same period in 2023 primarily due to lower imputed interest on mandatorily redeemable securities from an smaller increase in book value per share during the quarter compared to the previous year’s first quarter. Mandatorily redeemable shares are issued under the terms of one of our executive incentive compensation plans and are settled based on book value per share with changes from the previous reporting date recorded as interest expense.

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

		Three Months Ended
		March 31,	December 31,	March 31,
(Dollars in thousands)		2024	2023	2023
Calculation of Net Interest Margin
(A)	Interest income (GAAP)	$116,468	$114,571	$94,456
	Fully tax-equivalent adjustments:
(B)	- Loans and leases	81	88	103
(C)	- Tax-exempt investment securities	67	78	123
(D)	Interest income - FTE (A+B+C)	116,616	114,737	94,682
(E)	Interest expense (GAAP)	44,553	43,241	24,891
(F)	Net interest income (GAAP) (A–E)	71,915	71,330	69,565
(G)	Net interest income - FTE (D–E)	72,063	71,496	69,791
(H)	Annualization factor	4.022	3.967	4.056
(I)	Total earning assets	$8,182,165	$8,071,861	$7,864,595
	Net interest margin (GAAP-derived) (F*H)/I	3.54%	3.51%	3.59%
	Net interest margin - FTE (G*H)/I	3.54%	3.51%	3.60%

PROVISION AND ALLOWANCE FOR CREDIT LOSSES
The provision for credit losses for the three months ended March 31, 2024, was $6.60 million compared to $3.05 million during the three months ended March 31, 2023. Net charge-offs of $6.12 million or 0.38% of average loans and leases were recorded for the first quarter 2024, compared to net recoveries of $0.19 million or 0.01% of average loans and leases for the same quarter a year ago. Net charge-offs recognized during the quarter were principally concentrated in the commercial and agricultural portfolio.
The increase of the provision for credit losses for the three months ended March 31, 2024, was driven by modest loan growth during the quarter, higher loss rates in our commercial and agricultural portfolio, and overall higher special attention outstandings, most notably in the auto and light truck portfolio. Risks include a fragile domestic GDP outlook, tightened credit conditions, elevated inflation, high interest rates, and geopolitical uncertainty. We remain concerned about the potential risks in our small business portfolio, as liquidity provided by government programs afforded to our lending clients dissipates. Consumers remain under stress and economic imbalances are prevalent. Impairment reserves for assets individually evaluated were zero this quarter due to charge-offs recognized during the period.
We continually evaluate risks which may impact our loan portfolios. Such risks include a cautious economic outlook and increased uncertainty fueled by ongoing conflicts around the world, and the Federal Reserve’s challenge of taming elevated inflation while maintaining overall economic stability. The possibility for economic disruption remains a concern, as geopolitical events and elevated inflation along with below-trend growth prospects raise the potential for adverse impacts in the domestic and global economies. Higher interest rates could impact valuations of assets which collateralize our loans, and the persistently inverted yield curve may lead to tighter credit market conditions. The growth outlook in the U.S. and abroad is susceptible to disruption caused by global conflicts and an environment of heightened instability. Congressional spending initiatives face multiple challenges and uncompromising partisanship. Political discord is an ever-present threat in our Latin American markets. Corruption scandals persist, fueling U.S. border concerns. Globally, there is an ever-present threat of terrorism.
Our aircraft portfolio exhibits collateral concentration and contains $291 million of foreign exposure, the majority of which is in Mexico and Brazil. We review political and economic data for these countries on a regular basis to assess the impact the environment may have on our customers. Historically, we have experienced volatile and unanticipated losses in both the foreign and domestic segments of our aircraft portfolios. Losses have been primarily attributable to unexpected declines in the value of specific aircraft collateral at a time when the borrower is experiencing financial difficulties. We review and assess aircraft values on an ongoing basis and use a tiered approach to establish advance rates and amortization schedules to limit collateral exposure. We continually monitor individual customer performance and assess risks in the overall portfolio.
On March 31, 2024, 30 day and over loan and lease delinquency as a percentage of loan and lease balances was 0.08%, compared to 0.06% on March 31, 2023. The allowance for loan and lease losses as a percentage of loans and leases outstanding at the end of the period was 2.26% compared to 2.33% one year ago. A summary of loan and lease loss experience during the three months ended March 31, 2024 and 2023 is located in Note 5 of the Consolidated Financial Statements.

NONPERFORMING ASSETS
The following table shows nonperforming assets.

(Dollars in thousands)	March 31, 2024	December 31, 2023	March 31, 2023
Loans and leases past due 90 days or more	$26	$149	$24
Nonaccrual loans and leases	22,097	23,381	18,062
Other real estate	—	—	117
Repossessions	308	705	445
Total nonperforming assets	$22,431	$24,235	$18,648
Nonperforming assets as a percentage of loans and leases were 0.34% at March 31, 2024, 0.37% at December 31, 2023, and 0.30% at March 31, 2023. Nonperforming assets totaled $22.43 million at March 31, 2024, a decrease of 7.44% from the $24.24 million reported at December 31, 2023, and a 20.29% increase from the $18.65 million reported at March 31, 2023. The decrease in nonperforming assets during the first three months of 2024 was related to lower nonaccrual loans and leases and repossessions. The increase in nonperforming assets at March 31, 2024 from March 31, 2023 was related to an increase in nonaccrual loans and leases. There were no properties held in other real estate at March 31, 2024.
The decrease in nonaccrual loans and leases at March 31, 2024 from December 31, 2023 was predominantly related to charge-off activity in the commercial and agricultural portfolio during the quarter, offset partially by an increase in nonaccrual loans in the aircraft portfolio. The increase in nonaccrual loans and leases at March 31, 2024 compared to March 31, 2023 was primarily due to increases in nonaccrual loans and leases in the commercial and agricultural portfolio. A summary of nonaccrual loans and leases and past due aging for the period ended March 31, 2024 and December 31, 2023 is located in Note 4 of the Consolidated Financial Statements.
Repossessions consisted of a few loans in the consumer, construction equipment, and auto and light truck portfolios at March 31, 2024. At the time of repossession, the recorded amount of the loan or lease is written down to the fair value of the equipment or vehicle by a charge to the allowance for loan and lease losses or other income, if a positive adjustment, unless the equipment is in the process of immediate sale. Any subsequent fair value write-downs or write-ups, to the extent of previous write-downs, are included in noninterest expense.
The following table shows a summary of repossessions.

(Dollars in thousands)	March 31, 2024	December 31, 2023	March 31, 2023
Commercial and agricultural	$—	$—	$—
Renewable energy	—	—	—
Auto and light truck	70	689	367
Medium and heavy duty truck	—	—	—
Aircraft	—	—	—
Construction equipment	191	—	—
Commercial real estate	—	—	—
Residential real estate and home equity	—	—	117
Consumer	47	16	78
Total	$308	$705	$562
For financial statement purposes, nonaccrual loans and leases are included in loan and lease outstandings, whereas repossessions and other real estate are included in other assets.

NONINTEREST INCOME
The following table shows the details of noninterest income.

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023	$ Change	% Change
Noninterest income:
Trust and wealth advisory	$6,287	$5,679	608	10.71%
Service charges on deposit accounts	3,070	3,003	67	2.23%
Debit card	4,201	4,507	(306)	(6.79)%
Mortgage banking	950	802	148	18.45%
Insurance commissions	1,776	2,029	(253)	(12.47)%
Equipment rental	1,671	2,503	(832)	(33.24)%
Losses on investment securities available-for-sale	—	(44)	44	NM
Other	4,201	4,844	(643)	(13.27)%
Total noninterest income	$22,156	$23,323	(1,167)	(5.00)%
NM = Not Meaningful
Trust and wealth advisory fees (which include investment management fees, estate administration fees, mutual fund fees, annuity fees, and fiduciary fees) increased during the three months ended March 31, 2024 compared with the same period a year ago. Trust and wealth advisory fees are largely based on the number and size of client relationships and the market value of assets under management. The market value of trust assets under management at March 31, 2024, December 31, 2023, and March 31, 2023, was $5.71 billion, $5.46 billion, and $4.91 billion, respectively. Positive equity market returns and growth in the number of client relationships during the first quarter of 2024 resulted in an increase in assets under management compared to December 31, 2023.
Service charges on deposit accounts increased for the three months ended March 31, 2024, over the comparable period in 2023. The increase primarily reflects a higher volume of business deposit account and non-sufficient fund and overdraft fees.
Debit card income decreased during the first quarter of 2024 compared to the same period a year ago. While the volume of debit card transactions and overall spend are on par with prior year, shifts in both client transaction behavior to less lucrative merchant categories, and the networks over which those merchants are routing transactions, were the primary drivers of the income decrease during the first quarter.

Mortgage banking income increased in the three months ended March 31, 2024, compared to the same period in 2023. The increase was primarily a result of higher margins on loans originated for the secondary market.
Insurance commissions declined during the three months ended March 31, 2024, compared to the same period a year ago. The decrease during 2024 was mainly due to decreased contingent commissions received.
Equipment rental income decreased for the three months ended March 31, 2024, over the comparable period in 2023. The decline was the result of a reduction in the average equipment rental portfolio decreasing by 34.95% over the same period a year ago due to changing customer preferences and competitive pricing pressures for new business.
There were no losses on available-for-sale investment securities during the three months ended March 31, 2024.
Other income decreased for the three months ended March 31, 2024, compared to the comparable period in 2023. The decrease is primarily due to lower partnership investment gains on sale of renewable energy tax equity investments, and lower bank owned life insurance policy claims.

NONINTEREST EXPENSE
The following table shows the details of noninterest expense.

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$29,572	$28,597	975	3.41%
Net occupancy	2,996	2,622	374	14.26%
Furniture and equipment	1,149	1,307	(158)	(12.09)%
Data processing	6,500	6,157	343	5.57%
Depreciation – leased equipment	1,288	2,022	(734)	(36.30)%
Professional fees	1,345	682	663	97.21%
FDIC and other insurance	1,657	1,360	297	21.84%
Business development and marketing	1,744	1,972	(228)	(11.56)%
Other	3,335	4,702	(1,367)	(29.07)%
Total noninterest expense	$49,586	$49,421	165	0.33%
Salaries and employee benefits increased during the three months ended March 31, 2024 compared to the same period in 2023. Higher base salaries were a result of normal merit increases, wage inflation as well as a higher headcount due to fewer open positions compared to the previous year. Additionally, increases in contract salaries and incentive compensation was offset by a reduction in group insurance claims.
Net occupancy expense increased during the three months ended March 31, 2024 compared to the same period in 2023. The increase for the period was primarily due to increased snow removal costs due to seasonal weather conditions and higher rent.
Furniture and equipment expense, including depreciation, decreased during the three months ended March 31, 2024 compared to the same period a year ago. The decline is primarily due to lower equipment depreciation and a reduction in equipment repairs.
Data processing expense grew during the three months ended March 31, 2024 compared to the same period a year ago due primarily to higher software maintenance expense on technology projects.
Depreciation on leased equipment decreased for the three months ended March 31, 2024 compared to the same period in 2023. Depreciation on leased equipment correlates with the decrease in equipment rental income.
Professional fees were higher during the first quarter of 2024 compared to the same period a year ago. The increase was primarily due to a $1.08 million reversal of accrued legal fees in the first quarter of 2023.
FDIC and other insurance was higher during the three months ended March 31, 2024 compared to the same period in 2023. The increase was mainly due to higher general insurance premiums during the first quarter of 2024 as compared to the prior year.
Business development and marketing expense was lower during the first quarter of 2024 compared to the same period a year ago in 2023. The decrease during the quarter was related to a decline in marketing promotions.
Other expenses were lower during the three months ended March 31, 2024 compared to the same period in 2023. The decrease was primarily the result of gains related to the sale of off-lease equipment, a recovery of check fraud losses which occurred in the previous year, and a reduction in the provision for unfunded loan commitments.
INCOME TAXES
The provision for income taxes for the three month periods ended March 31, 2024 was $8.43 million compared to $9.29 million for the same period in 2023. The effective tax rate was 22.24% and 22.98% for the quarter ended March 31, 2024 and 2023, respectively. The decrease in the quarterly effective tax rate was due to lower permanent book and tax differences in relationship to pretax income in 2024 compared to 2023.
ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risks faced by 1st Source since December 31, 2023. For information regarding our market risk, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 4.
CONTROLS AND PROCEDURES
As of the end of the period covered by this report an evaluation was carried out, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2024, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the first fiscal quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION
ITEM 1.        Legal Proceedings.
1st Source and its subsidiaries are involved in various legal proceedings that are inherent risks of, or incidental to, the conduct of our businesses. Management does not expect the outcome of any such proceedings will have a material adverse effect on our consolidated financial position or results of operations.
ITEM 1A.    Risk Factors.
There have been no material changes in risks faced by 1st Source since December 31, 2023. For information regarding our risk factors, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 2.        Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs
January 01 - 31, 2024	—	$—	—	1,000,000
February 01 - 29, 2024	—	—	—	1,000,000
March 01 - 31, 2024	—	—	—	1,000,000

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
ITEM 3.        Defaults Upon Senior Securities.
None
ITEM 4.        Mine Safety Disclosures.
None
ITEM 5.        Other Information.
During the three months ended March 31, 2024, there were no “Rule 10b5-1 trading plans” or “non-Rule 10b5-1 trading arrangements” adopted, modified or terminated by any director or officer of the Company (as each term is defined in Item 408(a) of Regulation S-K).

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

1st Source Corporation

DATE	April 25, 2024	/s/ CHRISTOPHER J. MURPHY III
Christopher J. Murphy III Chairman of the Board, President and CEO

DATE	April 25, 2024	/s/ BRETT A. BAUER
Brett A. Bauer Treasurer and Chief Financial Officer Principal Accounting Officer