Form 10-Q
period 2024-06-30
1ST SOURCE CORP
filed 2024-07-25
CIK 34782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Number of shares of common stock outstanding as of July 19, 2024 — 24,512,343 shares

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited - Dollars in thousands)

	June 30, 2024	December 31, 2023
ASSETS
Cash and due from banks	$89,592	$77,474
Federal funds sold and interest bearing deposits with other banks	179,651	52,194
Investment securities available-for-sale, at fair value	1,523,548	1,622,600
Other investments	24,585	25,075
Mortgages held for sale	2,763	1,442
Loans and leases, net of unearned discount:
Commercial and agricultural	721,235	766,223
Renewable energy	459,441	399,708
Auto and light truck	1,009,967	966,912
Medium and heavy duty truck	315,157	311,947
Aircraft	1,058,591	1,078,172
Construction equipment	1,132,556	1,084,752
Commercial real estate	1,164,598	1,129,861
Residential real estate and home equity	654,357	637,973
Consumer	137,097	142,957
Total loans and leases	6,652,999	6,518,505
Allowance for loan and lease losses	(150,067)	(147,552)
Net loans and leases	6,502,932	6,370,953
Equipment owned under operating leases, net	13,886	20,366
Premises and equipment, net	48,201	46,159
Goodwill and intangible assets	83,907	83,916
Accrued income and other assets	408,938	427,779
Total assets	$8,878,003	$8,727,958
LIABILITIES
Deposits:
Noninterest-bearing demand	$1,578,762	$1,655,728
Interest-bearing deposits:
Interest-bearing demand	2,543,724	2,430,833
Savings	1,255,154	1,213,334
Time	1,818,284	1,738,686
Total interest-bearing deposits	5,617,162	5,382,853
Total deposits	7,195,924	7,038,581
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	70,767	55,809
Other short-term borrowings	217,450	256,550
Total short-term borrowings	288,217	312,359
Long-term debt and mandatorily redeemable securities	39,136	47,911
Subordinated notes	58,764	58,764
Accrued expenses and other liabilities	181,107	202,080
Total liabilities	7,763,148	7,659,695
SHAREHOLDERS’ EQUITY
Preferred stock; no par value
Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock; no par value
Authorized 40,000,000 shares; issued 28,205,674 at June 30, 2024 and December 31, 2023	436,538	436,538
Retained earnings	841,790	789,842
Cost of common stock in treasury (3,698,651 shares at June 30, 2024 and 3,771,070 shares at December 31, 2023)	(129,248)	(130,489)
Accumulated other comprehensive loss	(105,565)	(106,323)
Total shareholders’ equity	1,043,515	989,568
Noncontrolling interests	71,340	78,695
Total equity	1,114,855	1,068,263
Total liabilities and equity	$8,878,003	$8,727,958
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income:
Loans and leases	$113,101	$93,300	$222,303	$179,989
Investment securities, taxable	5,900	5,946	11,979	12,594
Investment securities, tax-exempt	254	330	514	812
Other	1,914	978	2,841	1,615
Total interest income	121,169	100,554	237,637	195,010
Interest expense:
Deposits	43,095	28,870	82,839	50,133
Short-term borrowings	2,158	1,625	5,260	3,018
Subordinated notes	1,061	1,028	2,122	2,048
Long-term debt and mandatorily redeemable securities	805	515	1,451	1,730
Total interest expense	47,119	32,038	91,672	56,929
Net interest income	74,050	68,516	145,965	138,081
Provision for credit losses	56	47	6,651	3,096
Net interest income after provision for credit losses	73,994	68,469	139,314	134,985
Noninterest income:
Trust and wealth advisory	7,081	6,467	13,368	12,146
Service charges on deposit accounts	3,203	3,118	6,273	6,121
Debit card	4,562	4,701	8,763	9,208
Mortgage banking	1,280	926	2,230	1,728
Insurance commissions	1,611	1,641	3,387	3,670
Equipment rental	1,257	2,326	2,928	4,829
Losses on investment securities available-for-sale	—	—	—	(44)
Other	4,227	3,590	8,428	8,434
Total noninterest income	23,221	22,769	45,377	46,092
Noninterest expense:
Salaries and employee benefits	29,238	28,236	58,810	56,833
Net occupancy	2,908	2,676	5,904	5,298
Furniture and equipment	1,265	1,414	2,414	2,721
Data processing	6,712	6,268	13,212	12,425
Depreciation – leased equipment	999	1,876	2,287	3,898
Professional fees	1,713	1,704	3,058	2,386
FDIC and other insurance	1,627	1,344	3,284	2,704
Business development and marketing	2,026	1,649	3,770	3,621
Other	3,003	3,998	6,338	8,700
Total noninterest expense	49,491	49,165	99,077	98,586
Income before income taxes	47,724	42,073	85,614	82,491
Income tax expense	10,919	9,626	19,347	18,913
Net income	36,805	32,447	66,267	63,578
Net (income) loss attributable to noncontrolling interests	(12)	(12)	(19)	(19)
Net income available to common shareholders	$36,793	$32,435	$66,248	$63,559
Per common share:
Basic net income per common share	$1.49	$1.30	$2.68	$2.55
Diluted net income per common share	$1.49	$1.30	$2.68	$2.55
Basic weighted average common shares outstanding	24,495,495	24,686,435	24,477,292	24,686,760
Diluted weighted average common shares outstanding	24,495,495	24,686,435	24,477,292	24,686,760
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited - Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$36,805	$32,447	$66,267	$63,578
Other comprehensive income (loss):
Unrealized appreciation (depreciation) of available-for-sale securities	4,912	(15,813)	1,121	10,663
Reclassification adjustment for realized losses included in net income	—	—	—	44
Income tax effect	(1,202)	3,728	(363)	(2,567)
Other comprehensive income (loss), net of tax	3,710	(12,085)	758	8,140
Comprehensive income (loss)	40,515	20,362	67,025	71,718
Comprehensive (income) loss attributable to noncontrolling interests	(12)	(12)	(19)	(19)
Comprehensive income (loss) available to common shareholders	$40,503	$20,350	$67,006	$71,699
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - Dollars in thousands, except per share amounts)

	Three Months Ended
	Preferred Stock	Common Stock	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss), Net	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at April 1, 2023	$—	$436,538	$719,495	$(119,409)	$(127,465)	$909,159	$59,285	$968,444
Net income	—	—	32,435	—	—	32,435	12	32,447
Other comprehensive loss	—	—	—	—	(12,085)	(12,085)	—	(12,085)
Issuance of 20,285 common shares under stock based compensation awards	—	—	448	410	—	858	—	858
Cost of 33,276 shares of common stock acquired for treasury	—	—	—	(1,411)	—	(1,411)	—	(1,411)
Common stock dividend ($0.32 per share)	—	—	(7,936)	—	—	(7,936)	—	(7,936)
Distributions to noncontrolling interests	—	—	—	—	—	—	(230)	(230)
Balance at June 30, 2023	$—	$436,538	$744,442	$(120,410)	$(139,550)	$921,020	$59,067	$980,087

Balance at April 1, 2024	$—	$436,538	$812,413	$(129,790)	$(109,275)	$1,009,886	$71,663	$1,081,549
Net income	—	—	36,793	—	—	36,793	12	36,805
Other comprehensive income	—	—	—	—	3,710	3,710	—	3,710
Issuance of 29,365 common shares under stock based compensation awards	—	—	924	542	—	1,466	—	1,466
Common stock dividend ($0.34 per share)	—	—	(8,340)	—	—	(8,340)	—	(8,340)
Distributions to noncontrolling interests	—	—	—	—	—	—	(335)	(335)
Balance at June 30, 2024	$—	$436,538	$841,790	$(129,248)	$(105,565)	$1,043,515	$71,340	$1,114,855

	Six Months Ended
	Preferred Stock	Common Stock	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss), Net	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2023	$—	$436,538	$694,862	$(119,642)	$(147,690)	$864,068	$59,698	$923,766
Net income	—	—	63,559	—	—	63,559	19	63,578
Other comprehensive income	—	—	—	—	8,140	8,140	—	8,140
Issuance of 69,910 common shares under stock based compensation awards	—	—	1,874	1,409	—	3,283	—	3,283
Cost of 49,635 shares of common stock acquired for treasury	—	—	—	(2,177)	—	(2,177)	—	(2,177)
Common stock dividend ($0.64 per share)	—	—	(15,853)	—	—	(15,853)	—	(15,853)
Distributions to noncontrolling interests	—	—	—	—	—	—	(650)	(650)
Balance at June 30, 2023	$—	$436,538	$744,442	$(120,410)	$(139,550)	$921,020	$59,067	980,087

Balance at January 1, 2024	$—	$436,538	$789,842	$(130,489)	$(106,323)	$989,568	$78,695	$1,068,263
Net income	—	—	66,248	—	—	66,248	19	66,267
Other comprehensive income	—	—	—	—	758	758	—	758
Issuance of 72,419 common shares under stock based compensation awards	—	—	2,386	1,241	—	3,627	—	3,627
Common stock dividend ($0.68 per share)	—	—	(16,686)	—	—	(16,686)	—	(16,686)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,454)	(1,454)
Liquidation of noncontrolling interests	—	—	—	—	—	—	(5,920)	(5,920)
Balance at June 30, 2024	$—	$436,538	$841,790	$(129,248)	$(105,565)	$1,043,515	$71,340	$1,114,855
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Dollars in thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net income	$66,267	$63,578
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	6,651	3,096
Depreciation of premises and equipment	2,100	2,307
Depreciation of equipment owned and leased to others	2,287	3,898
Stock-based compensation	2,525	2,240
Amortization of investment securities premiums and accretion of discounts, net	1,529	2,062
Amortization of mortgage servicing rights	369	435
Amortization of right of use assets	1,524	1,554
Deferred income taxes	201	(4,100)
Losses on investment securities available-for-sale	—	44
Originations of loans held for sale, net of principal collected	(29,233)	(19,345)
Proceeds from the sales of loans held for sale	28,989	21,571
Net gain on sale of loans held for sale	(1,077)	(633)
Net gain on sale of other real estate and repossessions	(108)	(103)
Change in interest receivable	(1,683)	(397)
Change in interest payable	6,457	14,216
Change in other assets	813	(1,078)
Change in other liabilities	4,816	2,899
Other	(481)	(617)
Net change in operating activities	91,946	91,627

Investing activities:
Proceeds from sales of investment securities available-for-sale	—	64,928
Proceeds from maturities and paydowns of investment securities available-for-sale	129,303	60,396
Purchases of investment securities available-for-sale	(30,659)	(3,000)
Net change in partnership investments	(16,117)	(18,770)
Net change in other investments	490	(27)
Loans sold or participated to others	71,900	36,385
Proceeds from principal payments on direct finance leases	34,071	28,659
Net change in loans and leases	(245,744)	(269,172)
Net change in equipment owned under operating leases	4,193	1,220
Purchases of premises and equipment	(4,155)	(1,625)
Proceeds from disposal of premises and equipment	13	3
Proceeds from sales of other real estate and repossessions	1,164	963
Net change in investing activities	(55,541)	(100,040)
Financing activities:
Net change in demand deposits and savings accounts	77,745	(374,462)
Net change in time deposits	79,598	422,715
Net change in short-term borrowings	(24,142)	(27,844)
Payments on long-term debt and mandatorily redeemable securities	(11,540)	(3,055)
Stock issued under stock purchase plans	153	77
Acquisition of treasury stock	—	(2,177)
Net (distributions to) contributions from noncontrolling interests	(1,454)	(650)
Cash dividends paid on common stock	(17,190)	(16,313)
Net change in financing activities	103,170	(1,709)

Net change in cash and cash equivalents	139,575	(10,122)
Cash and cash equivalents, beginning of year	129,668	122,797
Cash and cash equivalents, end of period	$269,243	$112,675
Supplemental Information:
Non-cash transactions:
Loans transferred to other real estate and repossessed assets	$723	$668
Common stock matching contribution to Employee Stock Ownership and Profit Sharing Plan	1,153	1,753
Right of use assets obtained in exchange for lease obligations	888	2,710
Liquidation of noncontrolling interests	5,920	—
Purchases of mandatorily redeemable securities with common stock	586	—
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
The Notes to the Consolidated Financial Statements appearing in 1st Source Corporation’s Annual Report on Form 10-K (2023 Annual Report), which include descriptions of significant accounting policies, should be read in conjunction with these interim financial statements. The Consolidated Statement of Financial Condition at December 31, 2023, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation.
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

Note 2 — Recent Accounting Pronouncements
Income Taxes: In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” Among other things, these amendments require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income (loss) by the applicable statutory income tax rate.) The amendments also require that all entities disclose on an annual basis the following information about income taxes paid: (1) the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and (2) the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than five percent of total income taxes paid (net of refunds received.) This guidance is effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments should be applied on a prospective basis although retrospective application is permitted. The Company continues to assess ASU 2023-09 and its impact on its accounting and disclosures.
Segment Reporting: In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” These amendments require, among other things, that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this ASU and all existing segment disclosures in Topic 208. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments retrospectively to all periods presented in the financial statements. The Company continues to assess ASU 2023-07 and its impact on its accounting and disclosures.
Note 3 — Investment Securities Available-For-Sale
The following table shows investment securities available-for-sale.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2024
U.S. Treasury and Federal agencies securities	$917,679	$18	$(49,018)	$868,679
U.S. States and political subdivisions securities	88,825	50	(5,498)	83,377
Mortgage-backed securities — Federal agencies	651,080	37	(84,210)	566,907
Corporate debt securities	4,000	—	(11)	3,989
Foreign government and other securities	600	—	(4)	596
Total debt securities available-for-sale	$1,662,184	$105	$(138,741)	$1,523,548

December 31, 2023
U.S. Treasury and Federal agencies securities	$979,530	$178	$(56,842)	$922,866
U.S. States and political subdivisions securities	97,522	508	(5,466)	92,564
Mortgage-backed securities — Federal agencies	676,257	476	(78,481)	598,252
Corporate debt securities	8,448	—	(119)	8,329
Foreign government and other securities	600	—	(11)	589
Total debt securities available-for-sale	$1,762,357	$1,162	$(140,919)	$1,622,600
Amortized cost excludes accrued interest receivable which is included in Accrued Income and Other Assets on the Consolidated Statements of Financial Condition. At June 30, 2024 and December 31, 2023, accrued interest receivable on investment securities available-for-sale was $4.29 million and $4.60 million, respectively.
At June 30, 2024 and December 31, 2023, the residential mortgage-backed securities held by the Company consisted primarily of GNMA, FNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government (Government Sponsored Enterprise, GSEs).
The following table shows the contractual maturities of investments in debt securities available-for-sale at June 30, 2024. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$298,255	$292,355
Due after one year through five years	680,250	632,431
Due after five years through ten years	15,903	15,495
Due after ten years	16,696	16,360
Mortgage-backed securities	651,080	566,907
Total debt securities available-for-sale	$1,662,184	$1,523,548
The following table summarizes gross unrealized losses and fair value by investment category and age. At June 30, 2024, the Company’s available-for-sale securities portfolio consisted of 647 securities, 620 of which were in an unrealized loss position.

	Less than 12 Months		12 months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2024
U.S. Treasury and Federal agencies securities	$19,048	$(156)	$844,708	$(48,862)	$863,756	$(49,018)
U.S. States and political subdivisions securities	14,393	(276)	61,402	(5,222)	75,795	(5,498)
Mortgage-backed securities - Federal agencies	40,663	(167)	516,907	(84,043)	557,570	(84,210)
Corporate debt securities	—	—	3,989	(11)	3,989	(11)
Foreign government and other securities	—	—	596	(4)	596	(4)
Total debt securities available-for-sale	$74,104	$(599)	$1,427,602	$(138,142)	$1,501,706	$(138,741)

December 31, 2023
U.S. Treasury and Federal agencies securities	$—	$—	$913,417	$(56,842)	$913,417	$(56,842)
U.S. States and political subdivisions securities	1,251	(2)	69,747	(5,464)	70,998	(5,466)
Mortgage-backed securities - Federal agencies	8,553	(98)	550,748	(78,383)	559,301	(78,481)
Corporate debt securities	—	—	8,329	(119)	8,329	(119)
Foreign government and other securities	—	—	589	(11)	589	(11)
Total debt securities available-for-sale	$9,804	$(100)	$1,542,830	$(140,819)	$1,552,634	$(140,919)
The Company does not consider available-for-sale securities with unrealized losses at June 30, 2024, to be experiencing credit losses and recognized no resulting allowance for credit losses. The Company does not intend to sell these investments, and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost basis, which may be the maturity dates of the securities. The unrealized losses occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase.
The following table shows the gross realized gains and losses from the available-for-sale debt securities portfolio. Realized gains and losses of all securities are computed using the specific identification cost basis.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Gross realized gains	$—	$—	$—	$1,286
Gross realized losses	—	—	—	(1,330)
Net realized losses	$—	$—	$—	$(44)
At June 30, 2024 and December 31, 2023, investment securities available-for-sale with carrying values of $389.93 million and $411.38 million, respectively, were pledged as collateral for security repurchase agreements and for other purposes.
Note 4 — Loan and Lease Financings
The Company evaluates loans and leases for credit quality at least annually, but more frequently if certain circumstances occur (such as material new information which becomes available and indicates a potential change in credit risk). The Company uses two methods to assess credit risk: loan or lease credit quality grades and credit risk classifications. The purpose of the loan or lease credit quality grade is to document the degree of risk associated with individual credits, as well as inform management of the degree of risk in the portfolio taken as a whole. Credit risk classifications are used to categorize loans by degree of risk and to designate individual or committee approval authorities for higher risk credits at the time of origination. Credit risk classifications include categories for: Acceptable, Marginal, Special Attention, Special Risk, Restricted by Policy, Regulated and Prohibited by Law.

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

The following table shows the amortized cost of loans and leases, segregated by portfolio segment, credit quality rating and year of origination as of June 30, 2024, and gross charge-offs for the six months ended June 30, 2024.

	Term Loans and Leases by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and agricultural
Grades 1-6	$48,600	$133,469	$80,151	$57,463	$32,452	$27,007	$304,341	$—	$683,483
Grades 7-12	1,078	6,461	8,144	2,629	368	212	18,860	—	37,752
Total commercial and agricultural	49,678	139,930	88,295	60,092	32,820	27,219	323,201	—	721,235
Current period gross charge-offs	75	132	61	542	—	—	6,301	—	7,111
Renewable energy
Grades 1-6	50,124	203,536	22,803	76,010	25,882	81,086	—	—	459,441
Grades 7-12	—	—	—	—	—	—	—	—	—
Total renewable energy	50,124	203,536	22,803	76,010	25,882	81,086	—	—	459,441
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Auto and light truck
Grades 1-6	307,948	425,213	166,402	40,965	16,267	11,086	—	—	967,881
Grades 7-12	2,585	33,912	2,872	235	1,764	718	—	—	42,086
Total auto and light truck	310,533	459,125	169,274	41,200	18,031	11,804	—	—	1,009,967
Current period gross charge-offs	—	15	—	—	—	1	—	—	16
Medium and heavy duty truck
Grades 1-6	55,529	84,818	96,403	33,790	17,050	10,238	—	—	297,828
Grades 7-12	699	4,219	9,202	2,350	277	582	—	—	17,329
Total medium and heavy duty truck	56,228	89,037	105,605	36,140	17,327	10,820	—	—	315,157
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Aircraft
Grades 1-6	152,052	214,447	314,803	177,232	124,135	42,154	9,123	—	1,033,946
Grades 7-12	—	7,813	10,954	1,901	3,977	—	—	—	24,645
Total aircraft	152,052	222,260	325,757	179,133	128,112	42,154	9,123	—	1,058,591
Current period gross charge-offs	—	—	—	15	—	53	—	—	68
Construction equipment
Grades 1-6	235,386	391,202	263,797	99,989	48,741	20,889	22,292	1,800	1,084,096
Grades 7-12	3,873	13,882	29,304	951	408	42	—	—	48,460
Total construction equipment	239,259	405,084	293,101	100,940	49,149	20,931	22,292	1,800	1,132,556
Current period gross charge-offs	—	89	369	140	—	—	—	—	598
Commercial real estate
Grades 1-6	101,727	338,502	240,212	138,379	91,424	241,101	277	—	1,151,622
Grades 7-12	146	676	5,318	3,307	251	3,278	—	—	12,976
Total commercial real estate	101,873	339,178	245,530	141,686	91,675	244,379	277	—	1,164,598
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Residential real estate and home equity
Performing	50,842	76,028	100,298	85,125	83,289	93,418	158,021	5,441	652,462
Nonperforming	—	145	—	86	—	829	732	103	1,895
Total residential real estate and home equity	50,842	76,173	100,298	85,211	83,289	94,247	158,753	5,544	654,357
Current period gross charge-offs	—	3	—	—	—	—	10	—	13
Consumer
Performing	25,618	42,582	37,363	14,443	3,881	1,874	10,589	—	136,350
Nonperforming	13	321	234	110	43	26	—	—	747
Total consumer	25,631	42,903	37,597	14,553	3,924	1,900	10,589	—	137,097
Current period gross charge-offs	242	120	175	59	3	—	13	—	612

The following table shows the amortized cost of loans and leases, segregated by portfolio segment, credit quality rating and year of origination as of December 31, 2023, and gross charge-offs for the year ended December 31, 2023.

	Term Loans and Leases by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and agricultural
Grades 1-6	$155,656	$124,717	$68,473	$39,708	$18,658	$15,856	$299,495	$—	$722,563
Grades 7-12	7,502	2,657	4,886	501	293	418	27,403	—	43,660
Total commercial and agricultural	163,158	127,374	73,359	40,209	18,951	16,274	326,898	—	766,223
Current period gross charge-offs	668	499	15	17	4	—	3,102	—	4,305
Renewable energy
Grades 1-6	177,364	23,679	86,836	29,138	56,935	25,756	—	—	399,708
Grades 7-12	—	—	—	—	—	—	—	—	—
Total renewable energy	177,364	23,679	86,836	29,138	56,935	25,756	—	—	399,708
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Auto and light truck
Grades 1-6	603,406	248,701	64,182	24,986	13,573	5,287	—	—	960,135
Grades 7-12	908	1,848	474	2,490	632	425	—	—	6,777
Total auto and light truck	604,314	250,549	64,656	27,476	14,205	5,712	—	—	966,912
Current period gross charge-offs	126	360	128	33	19	63	—	—	729
Medium and heavy duty truck
Grades 1-6	96,254	114,490	44,069	24,645	15,264	4,202	—	—	298,924
Grades 7-12	3,565	7,010	1,675	—	773	—	—	—	13,023
Total medium and heavy duty truck	99,819	121,500	45,744	24,645	16,037	4,202	—	—	311,947
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Aircraft
Grades 1-6	269,635	355,175	197,579	140,744	37,244	36,936	6,420	—	1,043,733
Grades 7-12	10,120	9,475	3,704	4,543	—	6,597	—	—	34,439
Total aircraft	279,755	364,650	201,283	145,287	37,244	43,533	6,420	—	1,078,172
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Construction equipment
Grades 1-6	459,884	333,008	131,838	64,998	29,543	7,803	26,044	2,346	1,055,464
Grades 7-12	6,915	20,826	1,037	510	—	—	—	—	29,288
Total construction equipment	466,799	353,834	132,875	65,508	29,543	7,803	26,044	2,346	1,084,752
Current period gross charge-offs	—	44	10	—	—	—	—	—	54
Commercial real estate
Grades 1-6	336,287	251,055	148,597	105,282	86,452	187,306	275	—	1,115,254
Grades 7-12	678	5,313	2,576	651	4,372	1,017	—	—	14,607
Total commercial real estate	336,965	256,368	151,173	105,933	90,824	188,323	275	—	1,129,861
Current period gross charge-offs	—	39	30	—	179	—	—	—	248
Residential real estate and home equity
Performing	87,767	110,058	89,458	88,232	30,681	72,211	152,037	5,575	636,019
Nonperforming	—	107	74	—	414	756	536	67	1,954
Total residential real estate and home equity	87,767	110,165	89,532	88,232	31,095	72,967	152,573	5,642	637,973
Current period gross charge-offs	—	—	—	—	—	54	39	8	101
Consumer
Performing	53,023	47,789	19,739	6,286	2,539	1,021	12,063	—	142,460
Nonperforming	63	246	123	31	28	6	—	—	497
Total consumer	53,086	48,035	19,862	6,317	2,567	1,027	12,063	—	142,957
Current period gross charge-offs	541	455	138	28	17	3	29	—	1,211

The following table shows the amortized cost of loans and leases, segregated by portfolio segment, with delinquency aging and nonaccrual status.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Total Accruing Loans	Nonaccrual	Total Financing Receivables
June 30, 2024
Commercial and agricultural	$709,580	$1,136	$—	$—	$710,716	$10,519	$721,235
Renewable energy	459,441	—	—	—	459,441	—	459,441
Auto and light truck	1,006,825	17	—	—	1,006,842	3,125	1,009,967
Medium and heavy duty truck	315,157	—	—	—	315,157	—	315,157
Aircraft	1,058,591	—	—	—	1,058,591	—	1,058,591
Construction equipment	1,109,412	13,260	6,820	—	1,129,492	3,064	1,132,556
Commercial real estate	1,163,355	111	—	—	1,163,466	1,132	1,164,598
Residential real estate and home equity	650,879	997	586	181	652,643	1,714	654,357
Consumer	135,320	892	138	4	136,354	743	137,097
Total	$6,608,560	$16,413	$7,544	$185	$6,632,702	$20,297	$6,652,999

December 31, 2023
Commercial and agricultural	$752,947	$9	$—	$—	$752,956	$13,267	$766,223
Renewable energy	399,708	—	—	—	399,708	—	399,708
Auto and light truck	962,226	20	—	—	962,246	4,666	966,912
Medium and heavy duty truck	311,915	32	—	—	311,947	—	311,947
Aircraft	1,069,830	8,113	229	—	1,078,172	—	1,078,172
Construction equipment	1,078,912	2,044	3,620	—	1,084,576	176	1,084,752
Commercial real estate	1,126,806	—	85	—	1,126,891	2,970	1,129,861
Residential real estate and home equity	634,345	1,623	51	142	636,161	1,812	637,973
Consumer	141,489	864	107	7	142,467	490	142,957
Total	$6,478,178	$12,705	$4,092	$149	$6,495,124	$23,381	$6,518,505
Accrued interest receivable on loans and leases at June 30, 2024 and December 31, 2023 was $27.52 million and $25.35 million, respectively.
The following table shows the amortized cost of loans and leases that were both experiencing financial difficulty and modified during the three months ended June 30, 2024 and June 30, 2023, respectively, segregated by portfolio segment and type of modification. The percentage of the amortized cost of loans and leases that were modified to borrowers in financial distress as compared to the amortized cost of each segment of financial receivable is also presented below.

(Dollars in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay and Term Extension	% of Total Segment Financing Receivables
Three Months Ended June 30, 2024
Commercial and agricultural	$—	$—	$—	$5,920	0.82%
Auto and light truck	—	—	—	8,348	0.83
Total	$—	$—	$—	$14,268	0.21%

Three Months Ended June 30, 2023
Commercial and agricultural	$3,985	$—	$—	$—	0.50%
Construction equipment	—	2,126	—	—	0.21
Commercial real estate	318	—	—	—	0.03
Total	$4,303	$2,126	$—	$—	0.10%

The following table shows the amortized cost of loans and leases that were both experiencing financial difficulty and modified during the six months ended June 30, 2024 and June 30, 2023, respectively, segregated by portfolio segment and type of modification. The percentage of the amortized cost of loans and leases that were modified to borrowers in financial distress as compared to the amortized cost of each segment of financial receivable is also presented below.

(Dollars in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay and Term Extension	% of Total Segment Financing Receivables
Six Months Ended June 30, 2024
Commercial and agricultural	$—	$108	$—	$5,920	0.84%
Auto and light truck	—	—	—	32,550	3.22
Total	$—	$108	$—	$38,470	0.58%

Six Months Ended June 30, 2023
Commercial and agricultural	$3,985	$543	$—	$—	0.57%
Construction equipment	—	6,038	—	—	0.60
Commercial real estate	318	—	479	—	0.08
Total	$4,303	$6,581	$479	$—	0.18%
There were $0.00 million and $0.00 million in commitments to lend additional amounts to the borrowers included in the previous table at June 30, 2024 and June 30, 2023, respectively.
The Company closely monitors the performance of loans and leases that have been modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table shows the performance of such loans and leases that have been modified during the twelve months ended June 30, 2024 and the six months ended June 30, 2023.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due
Twelve months ended June 30, 2024
Commercial and agricultural	$6,493	$140	$—	$—	$140
Auto and light truck	32,550	—	—	—	—
Medium and heavy duty truck	10,320	—	—	—	—
Total	$49,363	$140	$—	$—	$140

Six months ended June 30, 2023
Commercial and agricultural	$3,985	$120	$423	$—	$543
Construction equipment	6,038	—	—	—	—
Commercial real estate	479	—	—	318	318
Total	$10,502	$120	$423	$318	$861

The following table shows the financial effect of loan and lease modifications during the periods presented in the previous table to borrowers experiencing financial difficulty.

	Weighted- Average Interest Rate Reduction	Weighted- Average Term Extension (in months)	Weighted- Average Payment Delay (in months)	Combination Weighted-Average Payment Delay and Term Extension (in months)
Twelve months ended June 30, 2024
Commercial and agricultural	—%	9	6	10
Auto and light truck	—	0	0	3
Medium and heavy duty truck	—	0	0	6
Total	—%	9	6	5

Six months ended June 30, 2023
Commercial and agricultural	—%	33	6	0
Construction equipment	—	5	0	0
Commercial real estate	3.00	0	0	0
Total	3.00%	11	6	0
There were no modified loans that had a payment default during the six months ended June 30, 2024 and June 30, 2023, respectively, and were modified in the twelve months prior to that default to a borrower experiencing financial difficulty.

Upon the Company’s determination that a modified loan or lease has subsequently been deemed uncollectible, the loan or lease is written off. Therefore, the amortized cost of the loan is reduced by the uncollectible amount and the allowance for loan and lease losses is adjusted by the same amount.
Note 5 — Allowance for Credit Losses
Allowance for Loan and Lease Losses
The allowance for credit losses is established for current expected credit losses on the Company’s loan and lease portfolios utilizing guidance in Accounting Standards Codification (ASC) Topic 326. The determination of the allowance requires significant judgment to estimate credit losses measured on a collective pool basis when similar risk characteristics exist, and for loans evaluated individually. In determining the allowance, the Company estimates expected future losses for the loan’s entire contractual term adjusted for expected payments when appropriate. The allowance estimate considers relevant available information, from internal and external sources, relating to the historical loss experience, current conditions, and reasonable and supportable forecasts for the Company’s outstanding loan and lease balances. The allowance is an estimation that reflects management’s evaluation of expected losses related to the Company’s financial assets measured at amortized cost. To ensure the allowance is maintained at an adequate level, a detailed analysis is performed on a quarterly basis and an appropriate provision is made to adjust the allowance.
The Company categorizes its loan portfolios into nine segments based on similar risk characteristics. Loans within each segment are collectively evaluated using either: 1) a cohort cumulative loss rate methodology (“cohort”) or, 2) the probability of default (“PD”)/loss given default (“LGD”) methodology (PD/LGD).

The following table shows the changes in the allowance for loan and lease losses, segregated by portfolio segment, for the three months ended June 30, 2024 and 2023.

(Dollars in thousands)	Commercial and agricultural	Renewable energy	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer	Total
June 30, 2024
Balance, beginning of period	$17,263	$6,858	$17,584	$8,788	$36,924	$26,804	$23,844	$7,808	$2,151	$148,024
Charge-offs	43	—	15	—	—	306	—	—	383	747
Recoveries	53	—	909	—	481	1,207	3	14	67	2,734
Net charge-offs (recoveries)	(10)	—	(894)	—	(481)	(901)	(3)	(14)	316	(1,987)
Provision (recovery of provision)	1,364	795	(752)	433	(2,239)	(761)	1,000	(30)	246	56
Balance, end of period	$18,637	$7,653	$17,726	$9,221	$35,166	$26,944	$24,847	$7,792	$2,081	$150,067

June 30, 2023
Balance, beginning of period	$16,087	$6,288	$18,558	$7,829	$40,133	$25,579	$19,300	$6,621	$2,116	$142,511
Charge-offs	8	—	—	—	—	44	179	9	272	512
Recoveries	17	—	1,048	—	277	7	3	93	51	1,496
Net charge-offs (recoveries)	(9)	—	(1,048)	—	(277)	37	176	(84)	221	(984)
Provision (recovery of provision)	541	20	(2,433)	(273)	161	563	1,232	62	174	47
Balance, end of period	$16,637	$6,308	$17,173	$7,556	$40,571	$26,105	$20,356	$6,767	$2,069	$143,542

The following table shows the changes in the allowance for loan and lease losses, segregated by portfolio segment, for the six months ended June 30, 2024 and 2023.

(Dollars in thousands)	Commercial and agricultural	Renewable energy	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer	Total
June 30, 2024
Balance, beginning of period	$17,385	$6,610	$16,858	$8,965	$37,653	$26,510	$23,690	$7,698	$2,183	$147,552
Charge-offs	7,111	—	16	—	68	598	—	13	612	8,418
Recoveries	139	—	1,562	—	849	1,406	184	22	120	4,282
Net charge-offs (recoveries)	6,972	—	(1,546)	—	(781)	(808)	(184)	(9)	492	4,136
Provision (recovery of provision)	8,224	1,043	(678)	256	(3,268)	(374)	973	85	390	6,651
Balance, end of period	$18,637	$7,653	$17,726	$9,221	$35,166	$26,944	$24,847	$7,792	$2,081	$150,067

June 30, 2023
Balance, beginning of period	$14,635	$7,217	$18,634	$7,566	$41,093	$24,039	$17,431	$6,478	$2,175	$139,268
Charge-offs	572	—	112	—	—	45	218	10	596	1,553
Recoveries	189	—	1,589	—	503	7	6	326	111	2,731
Net charge-offs (recoveries)	383	—	(1,477)	—	(503)	38	212	(316)	485	(1,178)
Provision (recovery of provision)	2,385	(909)	(2,938)	(10)	(1,025)	2,104	3,137	(27)	379	3,096
Balance, end of period	$16,637	$6,308	$17,173	$7,556	$40,571	$26,105	$20,356	$6,767	$2,069	$143,542
The allowance for credit losses increase during the quarter reflects net recovery activity along with loan growth, an increase in specific impairments in the commercial and agricultural portfolio, and increased special attention outstandings which are reserved at higher rates. The previous quarter’s forecast adjustment was maintained as it continues to be applicable to economic conditions expected during the forecast period. The Company remains cautious on the forward outlook and our forecast adjustment represents fragile growth expectations during the forecast period. Ongoing risks include tightened credit conditions, a softening labor market, elevated inflation, high interest rates, and continued geopolitical uncertainty. Credit quality metrics reflect higher special attention outstandings during the quarter, continued modest non-performing levels, and generally low delinquency rates. The Company reported net recoveries during the quarter, recognizing a sizeable recovery in our construction equipment portfolio and ongoing recoveries in our auto and light truck and aircraft portfolios.
Commercial and agricultural – the increase in the allowance in the current quarter was principally due to the addition of specific impairments on two accounts, partially offset by lower loan balances in the portfolio.
Renewable energy – the allowance increased due to higher loan balances. Credit quality remains stable.
Auto and light truck – the allowance increased during the quarter due to loan growth.
Medium and heavy duty truck – the allowance increased due to higher loan balances. The near-term industry outlook remains weak due to overcapacity concerns which has negatively pressured freight rates.
Aircraft – the allowance decreased during the quarter as both the domestic and foreign segments of the portfolio reported lower loan volumes coupled with slightly lower historical loss rates in the foreign portfolio due to recovery activity. The Company has historically carried a higher allowance in this portfolio due to risk volatility.

Construction equipment – the allowance increased slightly due to continued loan growth in the portfolio, partially offset by lower historical loss rates due to net recovery activity during the quarter.
Commercial real estate – the allowance increased due to loan growth. Higher interest rates and shifting demand dynamics have impacted commercial real estate. The majority of the Company’s real estate exposure is owner-occupied, and exposure to non-owner-occupied office property is minimal.
Residential real estate and home equity – the allowance was relatively flat as modest loan growth was offset by a slightly lower portfolio loss rate.
Consumer – the allowance decreased slightly due to lower loan outstandings.
Economic Outlook
As of June 30, 2024, the most significant economic factors impacting the Company’s loan portfolios are a fragile domestic growth outlook, impacted by elevated inflation, and high interest rates, along with ongoing foreign conflicts and elevated geopolitical uncertainty. The labor market is showing signs of softening and questions surrounding the timing and velocity of future interest rate cuts persist. The Company remains concerned about the impact of tighter credit conditions on the economy and the effect that may have on future economic growth. Consumer stressors are building, and the Company remains concerned about small businesses and their ability to control expenses and compete for labor, while absorbing the impact of higher interest rates and higher cost of capital. Tightened lending conditions and the higher-rate environment are impacting commercial real estate activity. The forecast considers global and domestic economic impacts from these factors, as well as other key economic factors, such as changes in gross domestic product and unemployment which may impact the Company’s clients. The Company’s assumption is that economic growth will be somewhat tepid during the forecast period with inflation slowly moving back towards the 2% Federal Reserve target rate resulting in an adverse impact on the loan and lease portfolio over the next two years.
As a result of geopolitical risks and economic uncertainty, the Company’s future loss estimates may vary considerably from the June 30, 2024 assumptions.
Liability for Credit Losses on Unfunded Loan Commitments
The liability for credit losses inherent in unfunded loan commitments is included in Accrued Expenses and Other Liabilities on the Consolidated Statements of Financial Condition. The following table shows the changes in the liability for credit losses on unfunded loan commitments.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Balance, beginning of period	$9,064	$6,651	$8,182	$5,616
(Recovery of provision) provision	(370)	719	512	1,754
Balance, end of period	$8,694	$7,370	$8,694	$7,370
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Direct finance leases:
Interest income on lease receivable	$3,451	$3,234	$6,890	$6,355

Operating leases:
Income related to lease payments	$1,257	$2,326	$2,928	$4,829
Depreciation expense	999	1,876	2,287	3,898

Income related to reimbursements from lessees for personal property tax on operating leased equipment for the three months ended June 30, 2024 and 2023 was $0.04 million and $0.00 million, respectively and for the six months ended June 30, 2024 and 2023 was $0.16 million and $0.22 million, respectively. Expense related to personal property tax payments on operating leased equipment for the three months ended June 30, 2024 and 2023 was $0.04 million and $0.00 million, respectively and for the six months ended June 30, 2024 and 2023 was $0.16 million and $0.22 million, respectively.
Note 7 — Mortgage Servicing Rights
The Company recognizes the rights to service residential mortgage loans for others as separate assets, whether the servicing rights are acquired through a separate purchase or through the sale of originated loans with servicing rights retained. The Company allocates a portion of the total proceeds of a mortgage loan to servicing rights based on the relative fair value. The unpaid principal balance of residential mortgage loans serviced for third parties was $795.91 million and $806.05 million at June 30, 2024 and December 31, 2023, respectively.
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
The following table shows changes in the carrying value of MSRs and the associated valuation allowance.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Mortgage servicing rights:
Balance at beginning of period	$3,574	$4,007	$3,670	$4,137
Additions	178	81	266	172
Amortization	(185)	(214)	(369)	(435)
Carrying value before valuation allowance at end of period	3,567	3,874	3,567	3,874
Valuation allowance:
Balance at beginning of period	—	—	—	—
Impairment recoveries	—	—	—	—
Balance at end of period	$—	$—	$—	$—
Net carrying value of mortgage servicing rights at end of period	$3,567	$3,874	$3,567	$3,874
Fair value of mortgage servicing rights at end of period	$8,075	$8,217	$8,075	$8,217
At June 30, 2024 and 2023, the fair value of MSRs exceeded the carrying value reported in the Consolidated Statements of Financial Condition by $4.51 million and $4.34 million, respectively. This difference represents increases in the fair value of certain MSRs that could not be recorded above cost basis.
Mortgage loan contractual servicing fees, including late fees and ancillary income, were $0.56 million and $0.63 million for the three months ended June 30, 2024 and 2023, respectively. Mortgage loan contractual servicing fees, including late fees and ancillary income, were $1.17 million and $1.29 million for the six months ended June 30, 2024 and 2023, respectively. Mortgage loan contractual servicing fees are included in Mortgage Banking on the Consolidated Statements of Income.
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
The following table shows financial instruments whose contract amounts represent credit risk.

(Dollars in thousands)	June 30, 2024	December 31, 2023
Amounts of commitments:
Loan commitments to extend credit	$1,416,559	$1,454,506
Standby letters of credit	$19,979	$17,287
Commercial and similar letters of credit	$—	$7,047

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
The following table shows the amounts of non-hedging derivative financial instruments.

		Asset derivatives		Liability derivatives
(Dollars in thousands)	Notional or contractual amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
June 30, 2024
Interest rate swap contracts	$1,089,463	Other assets	$20,867	Other liabilities	$21,261
Loan commitments	7,338	Mortgages held for sale	285	N/A	—
Forward contracts - mortgage loan	7,250	Mortgages held for sale	21	N/A	—
Total	$1,104,051		$21,173		$21,261

December 31, 2023
Interest rate swap contracts	$1,085,618	Other assets	$22,704	Other liabilities	$23,140
Loan commitments	2,824	Mortgages held for sale	107	N/A	—
Forward contracts - mortgage loan	3,500	N/A	—	Mortgages held for sale	16
Total	$1,091,942		$22,811		$23,156

The following table shows the amounts included in the Consolidated Statements of Income for non-hedging derivative financial instruments.

		Gain (loss)
		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	Statement of Income classification	2024	2023	2024	2023
Interest rate swap contracts	Other expense	$15	$(98)	$42	$1
Interest rate swap contracts	Other income	367	96	553	291
Loan commitments	Mortgage banking	117	65	178	90
Forward contracts - mortgage loan	Mortgage banking	29	44	37	4
Total		$528	$107	$810	$386
The following table shows the offsetting of financial assets and derivative assets.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2024
Interest rate swaps	$20,867	$—	$20,867	$—	$9,505	$11,362

December 31, 2023
Interest rate swaps	$22,704	$—	$22,704	$—	$10,795	$11,909
The following table shows the offsetting of financial liabilities and derivative liabilities.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
June 30, 2024
Interest rate swaps	$21,261	$—	$21,261	$—	$—	$21,261
Repurchase agreements	70,767	—	70,767	70,767	—	—
Total	$92,028	$—	$92,028	$70,767	$—	$21,261

December 31, 2023
Interest rate swaps	$23,140	$—	$23,140	$—	$—	$23,140
Repurchase agreements	55,809	—	55,809	55,809	—	—
Total	$78,949	$—	$78,949	$55,809	$—	$23,140
If a default in performance of any obligation of a repurchase agreement occurs, each party will set-off property held in respect of transactions against obligations owing in respect of any other transactions. At June 30, 2024 and December 31, 2023, repurchase agreements had a remaining contractual maturity of $69.72 million and $54.46 million in overnight and $1.05 million and $1.35 million in up to 30 days, respectively and were collateralized by U.S. Treasury and Federal agencies securities.
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
The Company is involved in various entities that are considered to be VIEs. The Company’s investments in VIEs are primarily related to investments promoting affordable housing, community development and renewable energy sources. Some of these tax-advantaged investments support the Company’s regulatory compliance with the Community Reinvestment Act. The Company’s investments in these entities generate a return primarily through the realization of federal and state income tax credits and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These tax credits are recognized as a reduction of tax expense or, for investments qualifying as investment tax credits, as a reduction to the related investment asset. The Company recognized federal and state income tax credits related to its affordable housing and community development tax-advantaged investments in tax expense of $0.79 million and $0.67 million for the three months ended June 30, 2024 and 2023, respectively, and $1.59 million and $1.33 million for the six months ended June 30, 2024 and 2023, respectively. The Company also recognized $5.72 million and $6.96 million of investment tax credits for the three months ended June 30, 2024 and 2023, respectively, and $10.79 million and $24.45 million for the six months ended June 30, 2024 and 2023, respectively.
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

(Dollars in thousands)	June 30, 2024	December 31, 2023
Investment carrying amount	$71,714	$79,228
Unfunded capital and other commitments	67,235	80,719
Maximum exposure to loss	67,018	59,649
The Company is required to consolidate VIEs in which it has concluded it has significant involvement and the ability to direct the activities that impact the entity’s economic performance. The Company is the managing general partner of entities in which it shares interest in tax-advantaged investments with a third party. At June 30, 2024, and December 31, 2023, approximately $79.17 million and $87.37 million, respectively, of the Company’s assets and $0.00 million and $0.00 million, respectively, of its liabilities included on the Consolidated Statements of Financial Condition were related to tax-advantaged investment VIEs which the Company has consolidated. The assets of the consolidated VIEs are reported in Other Assets, the liabilities are reported in Other Liabilities, and the non-controlling interest is reported in Equity on the Consolidated Statements of Financial Condition. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIE do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIE is generally limited to the carrying value of its variable interest plus any related tax credits previously recognized.

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
The following table shows subordinated notes at June 30, 2024.

(Dollars in thousands)	Amount of Subordinated Notes	Interest Rate	Maturity Date
June 2007 issuance (1)	$41,238	7.22%	6/15/2037
August 2007 issuance (2)	17,526	7.08%	9/15/2037
Total	$58,764

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
Stock options, where the exercise price was greater than the average market price of the common shares, were excluded from the computation of diluted earnings per common share because the result would have been antidilutive. There were no stock options outstanding as of June 30, 2024 and 2023. The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands - except per share amounts)	2024	2023	2024	2023
Distributed earnings allocated to common stock	$8,308	$7,902	$16,617	$15,794
Undistributed earnings allocated to common stock	28,124	24,210	48,994	47,187
Net earnings allocated to common stock	36,432	32,112	65,611	62,981
Net earnings allocated to participating securities	361	323	637	578
Net income allocated to common stock and participating securities	$36,793	$32,435	$66,248	$63,559

Weighted average shares outstanding for basic earnings per common share	24,495,495	24,686,435	24,477,292	24,686,760
Dilutive effect of stock compensation	—	—	—	—
Weighted average shares outstanding for diluted earnings per common share	24,495,495	24,686,435	24,477,292	24,686,760

Basic earnings per common share	$1.49	$1.30	$2.68	$2.55
Diluted earnings per common share	$1.49	$1.30	$2.68	$2.55

Note 12 — Stock Based Compensation
As of June 30, 2024, the Company had four active stock-based employee compensation plans, which are more fully described in Note 16 of the Consolidated Financial Statements in 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2023. These plans include three executive stock award plans, the Executive Incentive Plan (EIP), the Restricted Stock Award Plan (RSAP), the Strategic Deployment Incentive Plan (SDP); and the Employee Stock Purchase Plan (ESPP). The 2011 Stock Option Plan was approved by the shareholders on April 21, 2011, but the Company had not made any grants through June 30, 2024.
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
Total fair value of options vested and expensed was zero for the six months ended June 30, 2024 and 2023. As of June 30, 2024 and 2023 there were no outstanding stock options. There were no stock options exercised during the six months ended June 30, 2024 and 2023. All shares issued in connection with stock option exercises are issued from available treasury stock.
As of June 30, 2024, there was $12.20 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 3.45 years.
Note 13 — Accumulated Other Comprehensive Loss
The following table presents reclassifications out of accumulated other comprehensive income (loss) related to unrealized gains and losses on available-for-sale securities.

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Consolidated Statements of Income
(Dollars in thousands)	2024	2023	2024	2023
Realized losses included in net income	$—	$—	$—	$(44)	Losses on investment securities available-for-sale
	—	—	—	(44)	Income before income taxes
Tax effect	—	—	—	10	Income tax expense
Net of tax	$—	$—	$—	$(34)	Net income

Note 14 — Income Taxes
The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized was zero at June 30, 2024 and December 31, 2023. Interest and penalties are recognized through the income tax provision. For the three and six months ended June 30, 2024 and 2023, the Company recognized no interest or penalties. There were no accrued interest and penalties at June 30, 2024 and December 31, 2023.
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
The Company elected fair value accounting for mortgages held for sale and for its best-efforts forward sales commitments. The Company economically hedges its mortgages held for sale at the time the interest rate locks are issued to the customers. The Company believes the election for mortgages held for sale will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives or best-best efforts forward sales commitments. At June 30, 2024 and December 31, 2023, all mortgages held for sale were carried at fair value.
The following table shows the differences between the fair value carrying amount of mortgages held for sale measured at fair value and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity.

(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Excess of fair value carrying amount over (under) unpaid principal
June 30, 2024
Mortgages held for sale reported at fair value	$2,763	$2,366	$397	(1)

December 31, 2023
Mortgages held for sale reported at fair value	$1,442	$1,297	$145	(1)

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

The following table shows the balance of assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2024
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$519,324	$349,355	$—	$868,679
U.S. States and political subdivisions securities	—	82,340	1,037	83,377
Mortgage-backed securities — Federal agencies	—	566,907	—	566,907
Corporate debt securities	—	3,989	—	3,989
Foreign government and other securities	—	596	—	596
Total debt securities available-for-sale	519,324	1,003,187	1,037	1,523,548
Mortgages held for sale	—	2,763	—	2,763
Accrued income and other assets (interest rate swap agreements)	—	20,867	—	20,867
Total	$519,324	$1,026,817	$1,037	$1,547,178

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$21,261	$—	$21,261
Total	$—	$21,261	$—	$21,261

December 31, 2023
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$541,461	$381,405	$—	$922,866
U.S. States and political subdivisions securities	—	91,403	1,161	92,564
Mortgage-backed securities — Federal agencies	—	598,252	—	598,252
Corporate debt securities	—	8,329	—	8,329
Foreign government and other securities	—	589	—	589
Total debt securities available-for-sale	541,461	1,079,978	1,161	1,622,600
Mortgages held for sale	—	1,442	—	1,442
Accrued income and other assets (interest rate swap agreements)	—	22,704	—	22,704
Total	$541,461	$1,104,124	$1,161	$1,646,746

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$23,140	$—	$23,140
Total	$—	$23,140	$—	$23,140

The following table shows changes in Level 3 assets measured at fair value on a recurring basis for the quarter ended June 30, 2024 and 2023.

(Dollars in thousands)	U.S. States and political subdivisions securities
Beginning balance April 1, 2024	$1,044
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income (loss)	(7)
Purchases	—
Issuances	—
Sales	—
Settlements	—
Maturities	—
Transfers into Level 3	—
Transfers out of Level 3	—
Ending balance June 30, 2024	$1,037

Beginning balance April 1, 2023	$4,321
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income (loss)	(72)
Purchases	—
Issuances	—
Sales	—
Settlements	—
Maturities	—
Transfers into Level 3	—
Transfers out of Level 3	—
Ending balance June 30, 2023	$4,249
There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2024 or 2023.
The following table shows the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a recurring basis.

(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
June 30, 2024
Debt securities available-for sale
Direct placement municipal securities	$1,037	Discounted cash flows	Credit spread assumption	3.92% - 4.19%	4.05%

December 31, 2023
Debt securities available-for sale
Direct placement municipal securities	$1,161	Discounted cash flows	Credit spread assumption	0.31% - 5.28%	4.28%
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
For assets measured at fair value on a nonrecurring basis, the following represents impairment charges (recoveries) recognized on these assets during the quarter ended June 30, 2024: collateral-dependent impaired loans - $0.00 million; mortgage servicing rights - $0.00 million; repossessions - $0.02 million; and other real estate - $0.00 million.

The following table shows the carrying value of assets measured at fair value on a non-recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2024
Collateral-dependent impaired loans	$—	$—	$6,509	$6,509
Accrued income and other assets (mortgage servicing rights)	—	—	3,567	3,567
Accrued income and other assets (repossessions)	—	—	352	352
Accrued income and other assets (other real estate)	—	—	—	—
Total	$—	$—	$10,428	$10,428

December 31, 2023
Collateral-dependent impaired loans	$—	$—	$6,289	$6,289
Accrued income and other assets (mortgage servicing rights)	—	—	3,670	3,670
Accrued income and other assets (repossessions)	—	—	705	705
Accrued income and other assets (other real estate)	—	—	—	—
Total	$—	$—	$10,664	$10,664
The following table below shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a non-recurring basis.

(Dollars in thousands)	Carrying Value	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
June 30, 2024
Collateral-dependent impaired loans	$6,509	$6,509	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	10% - 100%	37.8%

Mortgage servicing rights	3,567	8,075	Discounted cash flows	Constant prepayment rate (CPR)	7.1% - 21.2%	7.4%
				Discount rate	11.1% - 13.2%	11.3%

Repossessions	352	383	Appraisals, trade publications and auction values	Discount for lack of marketability	0% - 14%	3%

Other real estate	—	—	Appraisals	Discount for lack of marketability	0% - 0%	0%

December 31, 2023
Collateral-dependent impaired loans	$6,289	$6,289	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	10% - 20%	13.9%

Mortgage servicing rights	3,670	8,151	Discounted cash flows	Constant prepayment rate (CPR)	6.1% - 17.6%	7.3%
				Discount rate	11.0% - 13.1%	11.2%

Repossessions	705	757	Appraisals, trade publications and auction values	Discount for lack of marketability	0% - 10%	8%

Other real estate	—	—	Appraisals	Discount for lack of marketability	0% - 0%	0%
GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.

The following table shows the fair values of the Company’s financial instruments.

(Dollars in thousands)	Carrying or Contract Value	Fair Value	Level 1	Level 2	Level 3
June 30, 2024
Assets:
Cash and due from banks	$89,592	$89,592	$89,592	$—	$—
Federal funds sold and interest bearing deposits with other banks	179,651	179,651	179,651	—	—
Investment securities, available-for-sale	1,523,548	1,523,548	519,324	1,003,187	1,037
Other investments	24,585	24,585	24,585	—	—
Mortgages held for sale	2,763	2,763	—	2,763	—
Loans and leases, net of allowance for loan and lease losses	6,502,932	6,327,235	—	—	6,327,235
Mortgage servicing rights	3,567	8,075	—	—	8,075
Accrued interest receivable	31,915	31,915	—	31,915	—
Interest rate swaps	20,867	20,867	—	20,867	—
Liabilities:
Deposits	$7,195,924	$7,188,426	$5,377,640	$1,810,786	$—
Short-term borrowings	288,217	288,217	107,171	181,046	—
Long-term debt and mandatorily redeemable securities	39,136	38,509	—	38,509	—
Subordinated notes	58,764	56,766	—	56,766	—
Accrued interest payable	35,977	35,977	—	35,977	—
Interest rate swaps	21,261	21,261	—	21,261	—
Off-balance-sheet instruments *	—	138	—	138	—

December 31, 2023
Assets:
Cash and due from banks	$77,474	$77,474	$77,474	$—	$—
Federal funds sold and interest bearing deposits with other banks	52,194	52,194	52,194	—	—
Investment securities, available-for-sale	1,622,600	1,622,600	541,461	1,079,978	1,161
Other investments	25,075	25,075	25,075	—	—
Mortgages held for sale	1,442	1,442	—	1,442	—
Loans and leases, net of allowance for loan and lease losses	6,370,953	6,204,791	—	—	6,204,791
Mortgage servicing rights	3,670	8,151	—	—	8,151
Accrued interest receivable	30,232	30,232	—	30,232	—
Interest rate swaps	22,704	22,704	—	22,704	—
Liabilities:
Deposits	$7,038,581	$7,033,549	$5,299,896	$1,733,653	$—
Short-term borrowings	312,359	312,359	56,013	256,346	—
Long-term debt and mandatorily redeemable securities	47,911	47,098	—	47,098	—
Subordinated notes	58,764	55,842	—	55,842	—
Accrued interest payable	29,520	29,520	—	29,520	—
Interest rate swaps	23,140	23,140	—	23,140	—
Off-balance-sheet instruments *	—	120	—	120	—

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
ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis is presented to provide information concerning 1st Source Corporation and its subsidiaries’ (collectively referred to as “the Company”, “we”, and “our”) financial condition as of June 30, 2024, as compared to December 31, 2023, and the results of operations for the three and six months ended June 30, 2024 and 2023. This discussion and analysis should be read in conjunction with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2023 Annual Report.
Except for historical information contained herein, the matters discussed in this document express “forward-looking statements.” Generally, the words “believe,” “contemplate,” “seek,” “plan,” “possible,” “assume,” “hope,” “expect,” “intend,” “targeted,” “continue,” “remain,” “estimate,” “anticipate,” “project,” “will,” “should,” “indicate,” “would,” “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Those statements, including statements, projections, estimates or assumptions concerning future events or performance, and other statements that are other than statements of historical fact, are subject to material risks and uncertainties. We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. We may make other written or oral forward-looking statements from time to time. Readers are advised that various important factors could cause our actual results or circumstances for future periods to differ materially from those anticipated or projected in such forward-looking statements. Such factors include, but are not limited to, changes in law, regulations or GAAP; our competitive position within the markets we serve; increasing consolidation within the banking industry; unforeseen changes in interest rates; unforeseen changes in loan prepayment assumptions; unforeseen downturns in or major events affecting the local, regional or national economies or the industries in which we have credit concentrations; potential impacts of epidemics, pandemics or other infectious disease outbreaks; and other matters discussed in our filings with the SEC, including our Annual Report on Form 10-K  for 2023, which filings are available from the SEC. We undertake no obligation to publicly update or revise any forward-looking statements.
FINANCIAL CONDITION
Our total assets at June 30, 2024 were $8.88 billion, an increase of $150.05 million or 1.72% from December 31, 2023. Total investment securities available-for-sale were $1.52 billion, a decrease of $99.05 million or 6.10% from December 31, 2023. The largest contributor to the decrease in investment securities available-for-sale was expected redemptions, which were used to fund loan growth and pay down borrowings. Federal funds sold and interest bearing deposits with other banks were $179.65 million, an increase of $127.46 million or 244.20% from December 31, 2023. The increase in federal funds sold and interest bearing deposits with other banks was due to higher interest bearing deposits at other banks.
Total loans and leases were $6.65 billion, an increase of $134.49 million or 2.06% from December 31, 2023. The largest contributors to the increase in loans and leases was growth in the renewable energy, construction equipment, auto and light truck and commercial real estate portfolios, offset by decreases in the commercial and agricultural and aircraft portfolios. Our foreign loan and lease balances, all denominated in U.S. dollars were $282.90 million and $302.41 million as of June 30, 2024 and December 31, 2023, respectively. Foreign loans and leases are in aircraft financing. Loan and lease balances to borrowers in Brazil and Mexico were $106.45 million and $138.76 million as of June 30, 2024, respectively, compared to $119.38 million and $147.61 million as of December 31, 2023, respectively. As of June 30, 2024 and December 31, 2023, there was not a significant concentration in any other country.
Equipment owned under operating leases was $13.89 million, a decrease of $6.48 million, or 31.82% compared to December 31, 2023. The largest contributor to the decrease in equipment owned under operating leases was reduced leasing volume primarily due to a change in customer preferences and continued competitive pricing pressure for new business.
Total deposits were $7.20 billion, an increase of $157.34 million or 2.24% from the end of 2023. The largest contributors to the increase in total deposits was a rise in public fund and time deposits, offset by a decrease in non-interest bearing deposits. Rate competition for deposits persisted during the second quarter across our footprint from various sources, including traditional bank and credit union competitors, money market funds, bond markets, and other non-bank alternatives.

Short-term borrowings were $288.22 million, a decrease of $24.14 million or 7.73% from December 31, 2023, due primarily to pay downs of short-term FHLB borrowings offset by an increase in repurchase agreements. Long-term debt and mandatorily redeemable securities were $39.14 million, a decrease of $8.78 million or 18.32% from December 31, 2023, due primarily to maturities of long-term FHLB borrowings. Accrued expenses and other liabilities were $181.11 million, a decrease of $20.97 million or 10.38% from December 31, 2023, mainly due to decreased unfunded partnership commitments and annual incentive-related payments to employees, offset by increased accrued interest payable.
The following table shows accrued income and other assets.

(Dollars in thousands)	June 30, 2024	December 31, 2023
Accrued income and other assets:
Bank owned life insurance cash surrender value	$85,483	$84,414
Operating lease right of use assets	21,056	21,692
Accrued interest receivable	31,915	30,232
Mortgage servicing rights	3,567	3,670
Repossessions	352	705
Partnership investments carrying amount	150,885	166,596
Deferred tax assets	63,693	64,255
All other assets	51,987	56,215
Total accrued income and other assets	$408,938	$427,779
The largest contributors to the decrease in accrued income and other assets from December 31, 2023, were decreases in partnership investments, the fair value of interest rate swap contracts with customers, accounts receivable and deferred tax assets, offset by increases in accrued interest receivable and bank owned life insurance cash surrender value during the period.
CAPITAL
As of June 30, 2024, total shareholders’ equity was $1.04 billion, up $53.95 million, or 5.45% from the $989.57 million at December 31, 2023. In addition to net income of $66.25 million, other significant changes in shareholders’ equity during the first six months of 2024 included $16.69 million of dividends paid. The accumulated other comprehensive loss component of shareholders’ equity decreased to $105.57 million at June 30, 2024, compared to $106.32 million at December 31, 2023, due to changes in market conditions on our available-for-sale investment portfolio. Our shareholders’ equity-to-assets ratio was 11.75% as of June 30, 2024, compared to 11.34% at December 31, 2023. Book value per common share increased to $42.58 at June 30, 2024, from $40.50 at December 31, 2023, primarily due to increased retained earnings.
We declared and paid cash dividends per common share of $0.34 during the second quarter of 2024. The trailing four quarters dividend payout ratio, representing cash dividends per common share divided by diluted earnings per common share, was 26.02%. The dividend payout is continually reviewed by management and the Board of Directors subject to the Company’s capital and dividend policy.
The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations.

The actual capital amounts and ratios of 1st Source Corporation and 1st Source Bank as of June 30, 2024, remained at their historically strong and conservative levels and are presented in the table below.

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$1,296,032	16.64%	$622,935	8.00%	$817,602	10.50%	$778,669	10.00%
1st Source Bank	1,205,744	15.49	622,790	8.00	817,412	10.50	778,488	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	1,197,940	15.38	467,201	6.00	661,869	8.50	622,935	8.00
1st Source Bank	1,107,674	14.23	467,093	6.00	661,714	8.50	622,790	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	1,069,600	13.74	350,401	4.50	545,068	7.00	506,135	6.50
1st Source Bank	1,036,334	13.31	350,319	4.50	544,941	7.00	506,017	6.50
Tier 1 Capital (to Average Assets):
1st Source Corporation	1,197,940	13.52	354,319	4.00	N/A	N/A	442,899	5.00
1st Source Bank	1,107,674	12.51	354,198	4.00	N/A	N/A	442,748	5.00
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
We maintain prudent strategies to support a strong liquidity position. The following table represents our sources of liquidity as of June 30, 2024.

(Dollars in thousands)	Available
Internal Sources
Unencumbered securities	$1,133,614
External Sources
FHLB advances(1)	522,281
FRB borrowings(2)	414,705
Fed funds purchased(3)	410,000
Brokered deposits(4)	282,190
Listing services deposits(4)	440,490
Total liquidity	$3,203,280
% of Total deposits net brokered and listing services certificates of deposit	48.63%
(1) Availability is shown net of required stock purchases under the FHLB activity-based stock ownership requirement, which is currently 4.50%, and may vary
(2) Includes access to discount window and Bank Term Funding Program
(3) Availability contingent on correspondent bank approvals at time of borrowing
(4) Availability contingent on internal borrowing guidelines
External sources as listed in the table above are managed to approved guidelines by our Board of Directors. Total net available liquidity was $3.20 billion at June 30, 2024, which accounted for approximately 49% of total deposits net of brokered and listing services certificates of deposit.
Our loan to asset ratio was 74.94% at June 30, 2024 compared to 74.69% at December 31, 2023 and 73.86% at June 30, 2023. Cash and cash equivalents totaled $269.24 million at June 30, 2024 compared to $129.67 million at December 31, 2023 and $112.68 million at June 30, 2023. The increase in cash and cash equivalents was primarily due to an increase in core deposits and the expected redemptions of investment securities available-for-sale. At June 30, 2024, the Consolidated Statements of Financial Condition was rate sensitive by $344.09 million more liabilities than assets scheduled to reprice within one year, or approximately 0.92%. Management believes that the present funding sources provide adequate liquidity to meet our cash flow needs.

Under Indiana law governing the collateralization of public fund deposits, the Indiana Board of Depositories determines which financial institutions are required to pledge collateral based on the strength of their financial ratings. We have been informed that no collateral is required for our public fund deposits. However, the Board of Depositories could alter this requirement in the future and adversely impact our liquidity. Our potential liquidity exposure if we must pledge collateral is approximately $1.35 billion.
RESULTS OF OPERATIONS
Net income available to common shareholders for the three and six month periods ended June 30, 2024 was $36.79 million and $66.25 million compared to $32.44 million and $63.56 million for the same periods in 2023. Diluted net income per common share was $1.49 and $2.68 for the three and six month periods ended June 30, 2024, compared to $1.30 and $2.55 earned for the same periods in 2023. Return on average common shareholders’ equity was 13.10% for the six months ended June 30, 2024, compared to 14.11% in 2023. The return on total average assets was 1.53% for the six months ended June 30, 2024, compared to 1.54% in 2023.
Net income increased for the six months ended June 30, 2024, compared to the first six months of 2023. Net interest income increased offset by increases to the provision for credit losses and noninterest expense, and a decrease in noninterest income. Details of the changes in the various components of net income are discussed further below.

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
DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL

				Three Months Ended
	June 30, 2024			March 31, 2024			June 30, 2023
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
ASSETS
Investment securities available-for-sale:
Taxable	$1,524,751	$5,900	1.56%	$1,576,579	$6,079	1.55%	$1,655,790	$5,946	1.44%
Tax exempt(1)	29,611	319	4.33%	31,515	327	4.17%	41,909	411	3.93%
Mortgages held for sale	4,179	65	6.26%	1,830	34	7.47%	1,879	28	5.98%
Loans and leases, net of unearned discount(1)	6,606,209	113,115	6.89%	6,504,069	109,249	6.76%	6,141,157	93,370	6.10%
Other investments	138,768	1,914	5.55%	68,172	927	5.47%	80,793	978	4.86%
Total earning assets(1)	8,303,518	121,313	5.88%	8,182,165	116,616	5.73%	7,921,528	100,733	5.10%
Cash and due from banks	60,908			61,889			72,880
Allowance for loan and lease losses	(149,688)			(148,982)			(144,337)
Other assets	546,268			557,072			512,237
Total assets	$8,761,006			$8,652,144			$8,362,308

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$5,603,880	$43,095	3.09%	$5,394,854	$39,744	2.96%	$5,192,206	$28,870	2.23%
Short-term borrowings:
Securities sold under agreements to repurchase	61,729	146	0.95%	47,973	47	0.39%	69,301	32	0.19%
Other short-term borrowings	159,953	2,012	5.06%	234,672	3,055	5.24%	129,230	1,593	4.94%
Subordinated notes	58,764	1,061	7.26%	58,764	1,061	7.26%	58,764	1,028	7.02%
Long-term debt and mandatorily redeemable securities	38,590	805	8.39%	47,217	646	5.50%	46,611	515	4.43%
Total interest-bearing liabilities	5,922,916	47,119	3.20%	5,783,480	44,553	3.10%	5,496,112	32,038	2.34%
Noninterest-bearing deposits	1,579,798			1,616,251			1,746,876
Other liabilities	159,552			167,759			133,914
Shareholders’ equity	1,027,138			1,006,286			926,157
Noncontrolling interests	71,602			78,368			59,249
Total liabilities and equity	$8,761,006			$8,652,144			$8,362,308
Less: Fully tax-equivalent adjustments		(144)			(148)			(179)
Net interest income/margin (GAAP-derived)(1)		$74,050	3.59%		$71,915	3.54%		$68,516	3.47%
Fully tax-equivalent adjustments		144			148			179
Net interest income/margin - FTE(1)		$74,194	3.59%		$72,063	3.54%		$68,695	3.48%

(1) See “Reconciliation of Non-GAAP Financial Measures” at the end of this section for additional information on this performance measure/ratio.
Quarter Ended June 30, 2024 compared to the Quarter Ended June 30, 2023
The taxable-equivalent net interest income for the three months ended June 30, 2024 was $74.19 million, an increase of 8.00% over the same period in 2023. The net interest margin on a fully taxable-equivalent basis was 3.59% for the three months ended June 30, 2024, compared to 3.48% for the three months ended June 30, 2023.
During the three month period ended June 30, 2024, average earning assets increased $381.99 million, up 4.82% over the comparable period in 2023. Average interest-bearing liabilities increased $426.80 million or 7.77%. The yield on average earning assets increased 78 basis points to 5.88% from 5.10% at June 30, 2023, primarily due to higher rates on loans and leases and other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank (FHLB) stock and commercial paper. Total cost of average interest-bearing liabilities increased 86 basis points to 3.20% from 2.34% as a result of higher rates on interest-bearing deposits and short-term borrowings. The result to the tax-equivalent net interest margin, or the ratio of tax-equivalent net interest income to average earning assets, was an increase of 11 basis points.

The largest contributors to the improved yield on average earning assets for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, was an increase in yields on loans and leases and other investments, primarily excess reserves held at the Federal Reserve Bank. The yield on loans and leases grew 79 basis points, mainly from rising interest rates. Average loans and leases increased $465.05 million or 7.57%, primarily in the commercial real estate, auto and light truck, and construction equipment portfolios. Net interest recoveries positively contributed five basis points to the yield on average loans and leases during the quarter and one basis point to the average loans and leases yield during the prior year second quarter. Average investment securities decreased $143.34 million or 8.44%, primarily due to leveraging matured securities to fund loan growth. Average other investments, primarily held at the Federal Reserve Bank, increased $57.98 million or 71.76%.
Average interest-bearing deposits increased $411.67 million, or 7.93% for the second quarter of 2024 over the same period in 2023 primarily in savings, time and brokered deposits. The effective rate paid on average interest-bearing deposits increased 86 basis points to 3.09% from 2.23%, in line with the competitive, rising rate environment. Average noninterest-bearing deposits declined $167.08 million or 9.56% for the second quarter of 2024 over the same period in 2023, largely due to greater utilization of excess funds by our business customers, and a heightened rate sensitivity in our customer base given the overall level of market yields.
Average short-term borrowings increased $23.15 million or 11.66% for the second quarter of 2024 compared to the same period in 2023. Interest paid on short-term borrowings increased 64 basis points due to higher short-term borrowing rates. Interest paid on subordinated notes increased 24 basis points during the second quarter of 2024 from the same period a year ago due to a variable rate increase on one tranche. Average long-term debt and mandatorily redeemable securities balances decreased $8.02 million or 17.21%, primarily from the maturity of long-term debt. Interest paid on long-term debt and mandatorily redeemable securities increased 396 basis points during the second quarter of 2024 from the same period in 2023, primarily due to higher imputed interest on mandatorily redeemable securities from a larger increase in book value per share during the quarter compared to the previous year’s second quarter. Mandatorily redeemable securities are issued under the terms of one of our executive incentive compensation plans and are settled based on book value per share with changes from the previous reporting date recorded as interest expense.

	Six Months Ended
	June 30, 2024			June 30, 2023
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
ASSETS
Investment securities available-for-sale:
Taxable	$1,550,665	$11,979	1.55%	$1,683,330	$12,594	1.51%
Tax exempt(1)	30,563	646	4.25%	49,634	1,016	4.13%
Mortgages held for sale	3,004	99	6.63%	2,143	60	5.65%
Loans and leases, net of unearned discount(1)	6,555,139	222,364	6.82%	6,088,970	180,130	5.97%
Other investments	103,470	2,841	5.52%	69,141	1,615	4.71%
Total earning assets(1)	8,242,841	237,929	5.80%	7,893,218	195,415	4.99%
Cash and due from banks	61,399			72,403
Allowance for loan and lease losses	(149,335)			(142,705)
Other assets	551,670			520,061
Total assets	$8,706,575			$8,342,977

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$5,499,367	$82,839	3.03%	$5,090,713	$50,133	1.99%
Short-term borrowings:
Securities sold under agreements to repurchase	54,851	193	0.71%	101,721	72	0.14%
Other short-term borrowings	197,313	5,067	5.16%	124,024	2,946	4.79%
Subordinated notes	58,764	2,122	7.26%	58,764	2,048	7.03%
Long-term debt and mandatorily redeemable securities	42,904	1,451	6.80%	45,999	1,730	7.58%
Total interest-bearing liabilities	5,853,199	91,672	3.15%	5,421,221	56,929	2.12%
Noninterest-bearing deposits	1,598,024			1,813,524
Other liabilities	163,655			140,490
Shareholders’ equity	1,016,712			908,325
Noncontrolling interests	74,985			59,417
Total liabilities and equity	$8,706,575			$8,342,977
Less: Fully tax-equivalent adjustments		(292)			(405)
Net interest income/margin (GAAP-derived)(1)		$145,965	3.56%		$138,081	3.53%
Fully tax-equivalent adjustments		292			405
Net interest income/margin - FTE(1)		$146,257	3.57%		$138,486	3.54%

(1) See “Reconciliation of Non-GAAP Financial Measures” at the end of this section for additional information on this performance measure/ratio.
Six Months Ended June 30, 2024 compared to the Six Months Ended June 30, 2023
The taxable-equivalent net interest income for the six months ended June 30, 2024 was $146.26 million, an increase of 5.61% over the same period in 2023. The net interest margin on a fully taxable-equivalent basis was 3.57% for the six months ended June 30, 2024, compared to 3.54% for the same period in 2023.
During the six month period ended June 30, 2024, average earning assets increased $349.62 million, up 4.43% over the comparable period in 2023. Average interest-bearing liabilities increased $431.98 million or 7.97%. The yield on average earning assets increased 81 basis points to 5.80% from 4.99% primarily due to higher rates on loans and leases and other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank (FHLB) stock and commercial paper. Total cost of average interest-bearing liabilities increased 103 basis points to 3.15% from 2.12%, as a result of repricing of interest-bearing deposits and higher interest expense on other short-term borrowings, which is predominately short-term FHLB borrowings. The result to the net interest margin, or the ratio of net interest income to average earning assets, was a net three basis point improvement.
The largest contributor to the improved yield on average earning assets for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, was an increase in yields on net loans and leases of 85 basis points primarily due to market conditions resulting from Federal Reserve interest rate increases. Average loans and leases increased $466.17 million, up 7.66%. Net interest recoveries positively contributed five basis points to the yield on average loans and leases during the first half of 2024 and two basis points during the first half of 2023. Average mortgages held for sale increased $0.86 million or 40.18%. Average investment securities decreased $151.74 million or 8.76% which represents maturity of securities used to fund loan growth. Average other investments, primarily held at the Federal Reserve Bank, increased $34.33 million or 49.65%.

Average interest-bearing deposits increased $408.65 million or 8.03% for the first six months of 2024 over the same period in 2023, primarily due to the increased time deposits, brokered deposits, saving deposits and interest-bearing public fund balances. The effective rate paid on average interest-bearing deposits increased 104 basis points to 3.03% from 1.99%, mainly from rate competition in the market. Average noninterest-bearing deposits declined $215.50 million or 11.88% for the first six months of 2024, over the same period in 2023, primarily due to persistent rate competition for deposits and greater utilization of excess funds by our business customers.
Average short-term borrowings increased $26.42 million or 11.70% for the first six months of 2024 compared to the same period in 2023. Interest paid on short-term borrowings increased 149 basis points due to higher borrowing rates. Interest paid on subordinated notes increased 23 basis points due to a variable rate on one tranche. Average long-term debt and mandatorily redeemable securities balances decreased $3.10 million or 6.73%. Interest paid on long-term debt and mandatorily redeemable securities decreased 78 basis points due to lower imputed interest on mandatorily redeemable securities from a smaller increase in book value per share during 2024 compared to the previous year. Mandatorily redeemable securities are issued under the terms of one of our executive incentive compensation plans and are settled based on book value per share with changes from the previous reporting date recorded as interest expense.
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

		Three Months Ended			Six Months Ended
		June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars in thousands)		2024	2024	2023	2024	2023
Calculation of Net Interest Margin
(A)	Interest income (GAAP)	$121,169	$116,468	$100,554	$237,637	$195,010
	Fully tax-equivalent adjustments:
(B)	- Loans and leases	79	81	98	160	201
(C)	- Tax-exempt investment securities	65	67	81	132	204
(D)	Interest income - FTE (A+B+C)	121,313	116,616	100,733	237,929	195,415
(E)	Interest expense (GAAP)	47,119	44,553	32,038	91,672	56,929
(F)	Net interest income (GAAP) (A–E)	74,050	71,915	68,516	145,965	138,081
(G)	Net interest income - FTE (D–E)	74,194	72,063	68,695	146,257	138,486
(H)	Annualization factor	4.022	4.022	4.011	2.011	2.017
(I)	Total earning assets	$8,303,518	$8,182,165	$7,921,528	$8,242,841	$7,893,218
	Net interest margin (GAAP-derived) (F*H)/I	3.59%	3.54%	3.47%	3.56%	3.53%
	Net interest margin - FTE (G*H)/I	3.59%	3.54%	3.48%	3.57%	3.54%

PROVISION AND ALLOWANCE FOR CREDIT LOSSES
The provision for credit losses for the three and six months ended June 30, 2024, was $0.06 million and $6.65 million compared to $0.05 million and $3.10 million during the three and six months ended June 30, 2023. Net recoveries of $1.99 million or 0.12% of average loans and leases were recorded for the second quarter 2024, compared to net recoveries of $0.98 million or 0.06% of average loans and leases for the same quarter a year ago. Year-to-date net charge-offs of $4.14 million or 0.13% of average loans and leases have been recorded in 2024, compared to net recoveries of $1.18 million or 0.04% of average loans and leases through June 30, 2023. Net charge-offs recognized in 2024 were principally concentrated in the commercial and agricultural portfolio.

The provision for credit losses for the three months ended June 30, 2024, was driven by modest loan growth during the quarter, an increase in specific impairments in our commercial and agricultural portfolio, and overall higher special attention outstandings, most notably in the construction equipment portfolio. Risks include a fragile domestic GDP outlook, tightened credit conditions, a softening labor market, elevated inflation, high interest rates, and geopolitical uncertainty. We remain concerned about the potential risks in our small business portfolio, as liquidity provided by government programs afforded to our lending clients dissipates. Consumers remain under stress and economic imbalances are prevalent. Impairment reserves for assets individually evaluated total $1.67 million this quarter, consisting of two accounts within the commercial and agricultural portfolio.
We continually evaluate risks which may impact our loan portfolios. Such risks include a cautious economic outlook and increased uncertainty fueled by ongoing conflicts around the world, and the Federal Reserve’s challenge of easing elevated inflation while maintaining overall economic stability. The possibility for economic disruption remains a concern, as geopolitical events and elevated inflation along with fragile growth prospects raise the potential for adverse impacts in the domestic and global economies. Higher interest rates could impact valuations of assets which collateralize our loans, and the persistently inverted yield curve may exacerbate already tightened credit market conditions. The growth outlook in the U.S. and abroad is susceptible to disruption caused by global conflicts and an environment of heightened instability. Congressional spending initiatives face multiple challenges and uncompromising partisanship. Political discord is an ever-present threat in our Latin American markets. Corruption scandals persist, fueling U.S. border concerns. Globally, there is an ever-present threat of terrorism.
Our aircraft portfolio exhibits collateral concentration and contains $283 million of foreign exposure, the majority of which is in Mexico and Brazil. We review political and economic data for these countries on a regular basis to assess the impact the environment may have on our customers. Historically, we have experienced volatile and unanticipated losses in both the foreign and domestic segments of our aircraft portfolios. Losses have been primarily attributable to unexpected declines in the value of specific aircraft collateral at a time when the borrower is experiencing financial difficulties. We review and assess aircraft values on an ongoing basis and use a tiered approach to establish advance rates and amortization schedules to limit collateral exposure. We continually monitor individual customer performance and assess risks in the overall portfolio.
On June 30, 2024, 30 day and over loan and lease delinquency as a percentage of loan and lease balances was 0.36%, compared to 0.06% on June 30, 2023. The allowance for loan and lease losses as a percentage of loans and leases outstanding at the end of the period was 2.26% compared to 2.31% one year ago. A summary of loan and lease loss experience during the three and six months ended June 30, 2024 and 2023 is located in Note 5 of the Consolidated Financial Statements.
NONPERFORMING ASSETS
The following table shows nonperforming assets.

(Dollars in thousands)	June 30, 2024	December 31, 2023	June 30, 2023
Loans and leases past due 90 days or more	$185	$149	$56
Nonaccrual loans and leases	20,297	23,381	20,481
Other real estate	—	—	193
Repossessions	352	705	47
Total nonperforming assets	$20,834	$24,235	$20,777
Nonperforming assets as a percentage of loans and leases were 0.31% at June 30, 2024, 0.37% at December 31, 2023, and 0.33% at June 30, 2023. Nonperforming assets totaled $20.83 million at June 30, 2024, a decrease of 14.03% from the $24.24 million reported at December 31, 2023, and a 0.27% increase from the $20.78 million reported at June 30, 2023. The decrease in nonperforming assets during the first six months of 2024 was related to lower nonaccrual loans and leases and repossessions. The increase in nonperforming assets at June 30, 2024 from June 30, 2023 was related to an increase in repossessions and loans and leases past due 90 days or more, offset by a decrease in nonaccrual loans and leases. There were no properties held in other real estate at June 30, 2024.
The decrease in nonaccrual loans and leases at June 30, 2024 from December 31, 2023, was largely related to decreases in commercial real estate and auto and light truck portfolios and charge-off activity in the commercial and agricultural portfolio during the year, offset by increases in nonaccrual loans in the construction equipment portfolio. A summary of nonaccrual loans and leases and past due aging for the period ended June 30, 2024, and December 31, 2023, is located in Note 4 of the Consolidated Financial Statements.

Repossessions consisted of a few loans in the construction equipment, auto and light truck and consumer portfolios at June 30, 2024. At the time of repossession, the recorded amount of the loan or lease is written down to the fair value of the equipment or vehicle by a charge to the allowance for loan and lease losses or other income, if a positive adjustment, unless the equipment is in the process of immediate sale. Any subsequent fair value write-downs or write-ups, to the extent of previous write-downs, are included in noninterest expense.
The following table shows a summary of repossessions and other real estate.

(Dollars in thousands)	June 30, 2024	December 31, 2023	June 30, 2023
Commercial and agricultural	$—	$—	$8
Renewable energy	—	—	—
Auto and light truck	80	689	22
Medium and heavy duty truck	—	—	—
Aircraft	—	—	—
Construction equipment	211	—	—
Commercial real estate	—	—	—
Residential real estate and home equity	—	—	193
Consumer	61	16	17
Total	$352	$705	$240
For financial statement purposes, nonaccrual loans and leases are included in loan and lease outstandings, whereas repossessions and other real estate are included in other assets.
NONINTEREST INCOME
The following table shows the details of noninterest income.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Noninterest income:
Trust and wealth advisory	$7,081	$6,467	614	9.49%	$13,368	$12,146	1,222	10.06%
Service charges on deposit accounts	3,203	3,118	85	2.73%	6,273	6,121	152	2.48%
Debit card	4,562	4,701	(139)	(2.96)%	8,763	9,208	(445)	(4.83)%
Mortgage banking	1,280	926	354	38.23%	2,230	1,728	502	29.05%
Insurance commissions	1,611	1,641	(30)	(1.83)%	3,387	3,670	(283)	(7.71)%
Equipment rental	1,257	2,326	(1,069)	(45.96)%	2,928	4,829	(1,901)	(39.37)%
Losses on investment securities available-for-sale	—	—	NM	—	—	(44)	44	NM
Other	4,227	3,590	637	17.74%	8,428	8,434	(6)	(0.07)%
Total noninterest income	$23,221	$22,769	452	1.99%	$45,377	$46,092	(715)	(1.55)%
NM = Not Meaningful
Trust and wealth advisory fees (which include investment management fees, estate administration fees, mutual fund fees, annuity fees, and fiduciary fees) increased during the three and six months ended June 30, 2024, compared with the same periods a year ago. Trust and wealth advisory fees are largely based on the number and size of client relationships and the market value of assets under management. The market value of trust assets under management at June 30, 2024, December 31, 2023, and June 30, 2023, was $5.83 billion, $5.46 billion, and $5.01 billion, respectively. Positive equity market returns and growth in the number of client relationships during the first six months of 2024 resulted in an increase in assets under management compared to December 31, 2023.
Service charges on deposit accounts increased for the three and six months ended June 30, 2024, over the comparable periods in 2023. The increase primarily reflects a higher volume of business deposit account and non-sufficient fund and overdraft fees.
Debit card income decreased during the three and six months ended June 20, 2024, compared to the same periods a year ago. While the volume of debit card transactions and overall spend are on par with prior year, shifts in both client transaction behavior to less lucrative merchant categories, and the networks over which those merchants are routing transactions, were the primary drivers of the income decrease during 2024.

Mortgage banking income increased during the three and six months ended June 30, 2024, compared to the same periods in 2023. The increase was primarily a result of higher production and margins on loans originated for the secondary market.

Insurance commissions declined during the three and six months ended June 30, 2024, compared to the same periods a year ago. The decrease was mainly due to decreased contingent commissions received.
Equipment rental income decreased for the three and six months ended June 30, 2024, over the comparable periods in 2023. The decline was the result of a reduction in the average equipment rental portfolio decreasing by 40.3% over the same period a year ago, due to changing customer preferences and competitive pricing pressures for new business.
There were no losses on available-for-sale investment securities during the six months ended June 30, 2024.
Other income increased for the three months ended June 30, 2024, but was flat during the six months ended June 30, 2024, compared to the comparable periods in 2023. The increase during the quarter was primarily the result of increased customer interest rate swap fees, higher partnership investment gains and a rise in brokerage commissions and fees.
NONINTEREST EXPENSE
The following table shows the details of noninterest expense.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$29,238	$28,236	$1,002	3.55%	$58,810	$56,833	$1,977	3.48%
Net occupancy	2,908	2,676	232	8.67%	5,904	5,298	606	11.44%
Furniture and equipment	1,265	1,414	(149)	(10.54)%	2,414	2,721	(307)	(11.28)%
Data processing	6,712	6,268	444	7.08%	13,212	12,425	787	6.33%
Depreciation – leased equipment	999	1,876	(877)	(46.75)%	2,287	3,898	(1,611)	(41.33)%
Professional fees	1,713	1,704	9	0.53%	3,058	2,386	672	28.16%
FDIC and other insurance	1,627	1,344	283	21.06%	3,284	2,704	580	21.45%
Business development and marketing	2,026	1,649	377	22.86%	3,770	3,621	149	4.11%
Other	3,003	3,998	(995)	(24.89)%	6,338	8,700	(2,362)	(27.15)%
Total noninterest expense	$49,491	$49,165	$326	0.66%	$99,077	$98,586	$491	0.50%
Salaries and employee benefits increased during the three and six months ended June 30, 2024, compared to the same periods in 2023. Higher base salaries were a result of normal merit increases, wage inflation, as well as a higher headcount due to fewer open positions compared to the previous year. Additionally, increases in incentive compensation were offset by a reduction in group insurance claims.
Net occupancy expense increased during the three and six months ended June 30, 2024, compared to the same periods in 2023. The increase for both periods was primarily due to increased premises repairs and higher rent.
Furniture and equipment expense, including depreciation, decreased during the three and six months ended June 30, 2024, compared to the same periods a year ago. The decline was primarily due to lower equipment depreciation and a reduction in equipment repairs.
Data processing expense grew during the three and six months ended June 30, 2024, compared to the same periods a year ago due primarily to higher software maintenance expense on technology projects.
Depreciation on leased equipment decreased for the three and six months ended June 30, 2024, compared to the same periods in 2023. Depreciation on leased equipment correlates with the decrease in equipment rental income.
Professional fees were relatively flat during the second quarter of 2024, and were higher during the six months ended June 30, 2024, compared to the same periods a year ago. The increase was primarily due to a $1.08 million reversal of accrued legal fees in the first quarter of 2023.
FDIC and other insurance was higher during the three and six months ended June 30, 2024, compared to the same periods in 2023. The increase was mainly due to higher blanket bond insurance premiums during the first half of 2024, as compared to the prior year.
Business development and marketing expense was higher during the second quarter and first half of 2024 compared to the same periods a year ago. The increases during each quarter of the year were related to an increase in business meals, business entertainment and travel opportunities, and marketing promotions.

Other expenses were lower during the three and six months ended June 30, 2024, compared to the same periods in 2023. The decreases were primarily the result of a reduction in the provision for unfunded loan commitments, gains related to the sale of off-lease equipment, lower printing and postage costs, and reduced data communication line charges, offset by an increase in loan and lease collection and repossession expenses.
INCOME TAXES
The provision for income taxes for the three and six month periods ended June 30, 2024 was $10.92 million and $19.35 million compared to $9.63 million and $18.91 million for the same periods in 2023. The effective tax rate was 22.88% for the quarters ended June 30, 2024 and 2023, respectively and 22.60% and 22.93% for the six months ended June 30, 2024 and 2023, respectively. The decrease in the year-to-date effective tax rate was due to lower permanent book and tax differences in relationship to pretax income in 2024 compared to 2023.
ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risks faced by 1st Source since December 31, 2023. For information regarding our market risk, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 4.
CONTROLS AND PROCEDURES
As of the end of the period covered by this report an evaluation was carried out, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2024, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the second fiscal quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.        Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs
April 01 - 30, 2024	—	$—	—	1,000,000
May 01 - 31, 2024	—	—	—	1,000,000
June 01 - 30, 2024	—	—	—	1,000,000

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
ITEM 3.        Defaults Upon Senior Securities.
None
ITEM 4.        Mine Safety Disclosures.
None
ITEM 5.        Other Information.
During the three months ended June 30, 2024, there were no “Rule 10b5-1 trading plans” or “non-Rule 10b5-1 trading arrangements” adopted, modified or terminated by any director or officer of the Company (as each term is defined in Item 408(a) of Regulation S-K).
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

1st Source Corporation

DATE	July 25, 2024	/s/ CHRISTOPHER J. MURPHY III
Christopher J. Murphy III Chairman of the Board and CEO

DATE	July 25, 2024	/s/ BRETT A. BAUER
Brett A. Bauer Treasurer and Chief Financial Officer Principal Accounting Officer