Form 10-Q
period 2024-09-30
1ST SOURCE CORP
filed 2024-10-24
CIK 34782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Number of shares of common stock outstanding as of October 18, 2024 — 24,516,293 shares

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited - Dollars in thousands)

	September 30, 2024	December 31, 2023
ASSETS
Cash and due from banks	$99,900	$77,474
Federal funds sold and interest bearing deposits with other banks	69,461	52,194
Investment securities available-for-sale, at fair value	1,563,461	1,622,600
Other investments	23,855	25,075
Mortgages held for sale	3,690	1,442
Loans and leases, net of unearned discount:
Commercial and agricultural	723,176	766,223
Renewable energy	479,947	399,708
Auto and light truck	949,473	966,912
Medium and heavy duty truck	299,208	311,947
Aircraft	1,065,801	1,078,172
Construction equipment	1,141,367	1,084,752
Commercial real estate	1,156,823	1,129,861
Residential real estate and home equity	664,581	637,973
Consumer	135,724	142,957
Total loans and leases	6,616,100	6,518,505
Allowance for loan and lease losses	(152,324)	(147,552)
Net loans and leases	6,463,776	6,370,953
Equipment owned under operating leases, net	13,011	20,366
Premises and equipment, net	48,185	46,159
Goodwill and intangible assets	83,902	83,916
Accrued income and other assets	394,705	427,779
Total assets	$8,763,946	$8,727,958
LIABILITIES
Deposits:
Noninterest-bearing demand	$1,635,981	$1,655,728
Interest-bearing deposits:
Interest-bearing demand	2,404,805	2,430,833
Savings	1,242,551	1,213,334
Time	1,842,607	1,738,686
Total interest-bearing deposits	5,489,963	5,382,853
Total deposits	7,125,944	7,038,581
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	63,553	55,809
Other short-term borrowings	102,124	256,550
Total short-term borrowings	165,677	312,359
Long-term debt and mandatorily redeemable securities	39,220	47,911
Subordinated notes	58,764	58,764
Accrued expenses and other liabilities	199,136	202,080
Total liabilities	7,588,741	7,659,695
SHAREHOLDERS’ EQUITY
Preferred stock; no par value
Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock; no par value
Authorized 40,000,000 shares; issued 28,205,674 at September 30, 2024 and December 31, 2023	436,538	436,538
Retained earnings	868,075	789,842
Cost of common stock in treasury (3,691,291 shares at September 30, 2024 and 3,771,070 shares at December 31, 2023)	(129,134)	(130,489)
Accumulated other comprehensive loss	(71,226)	(106,323)
Total shareholders’ equity	1,104,253	989,568
Noncontrolling interests	70,952	78,695
Total equity	1,175,205	1,068,263
Total liabilities and equity	$8,763,946	$8,727,958
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income:
Loans and leases	$115,200	$100,206	$337,503	$280,195
Investment securities, taxable	6,120	5,918	18,099	18,512
Investment securities, tax-exempt	251	319	765	1,131
Other	1,659	883	4,500	2,498
Total interest income	123,230	107,326	360,867	302,336
Interest expense:
Deposits	43,782	34,405	126,621	84,538
Short-term borrowings	1,509	2,136	6,769	5,154
Subordinated notes	1,054	1,060	3,176	3,108
Long-term debt and mandatorily redeemable securities	1,399	489	2,850	2,219
Total interest expense	47,744	38,090	139,416	95,019
Net interest income	75,486	69,236	221,451	207,317
Provision for credit losses	3,108	859	9,759	3,955
Net interest income after provision for credit losses	72,378	68,377	211,692	203,362
Noninterest income:
Trust and wealth advisory	6,524	5,648	19,892	17,794
Service charges on deposit accounts	3,279	3,297	9,552	9,418
Debit card	4,598	4,377	13,361	13,585
Mortgage banking	1,042	971	3,272	2,699
Insurance commissions	1,641	1,714	5,028	5,384
Equipment rental	1,141	2,101	4,069	6,930
Losses on investment securities available-for-sale	—	—	—	(44)
Other	4,223	6,347	12,651	14,781
Total noninterest income	22,448	24,455	67,825	70,547
Noninterest expense:
Salaries and employee benefits	31,274	28,866	90,084	85,699
Net occupancy	3,011	2,867	8,915	8,165
Furniture and equipment	1,496	1,217	3,910	3,938
Data processing	7,002	6,289	20,214	18,714
Depreciation – leased equipment	907	1,672	3,194	5,570
Professional fees	1,928	1,763	4,986	4,149
FDIC and other insurance	1,423	1,598	4,707	4,302
Business development and marketing	1,671	1,201	5,441	4,822
Other	731	4,693	7,069	13,393
Total noninterest expense	49,443	50,166	148,520	148,752
Income before income taxes	45,383	42,666	130,997	125,157
Income tax expense	10,469	9,727	29,816	28,640
Net income	34,914	32,939	101,181	96,517
Net loss (income) attributable to noncontrolling interests	23	—	4	(19)
Net income available to common shareholders	$34,937	$32,939	$101,185	$96,498
Per common share:
Basic net income per common share	$1.41	$1.32	$4.09	$3.87
Diluted net income per common share	$1.41	$1.32	$4.09	$3.87
Basic weighted average common shares outstanding	24,514,144	24,660,508	24,489,665	24,677,914
Diluted weighted average common shares outstanding	24,514,144	24,660,508	24,489,665	24,677,914
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited - Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$34,914	$32,939	$101,181	$96,517
Other comprehensive income (loss):
Unrealized appreciation (depreciation) of available-for-sale securities	44,899	(15,287)	46,020	(4,624)
Reclassification adjustment for realized losses included in net income	—	—	—	44
Income tax effect	(10,560)	3,525	(10,923)	958
Other comprehensive income (loss), net of tax	34,339	(11,762)	35,097	(3,622)
Comprehensive income (loss)	69,253	21,177	136,278	92,895
Comprehensive loss (income) attributable to noncontrolling interests	23	—	4	(19)
Comprehensive income (loss) available to common shareholders	$69,276	$21,177	$136,282	$92,876
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - Dollars in thousands, except per share amounts)

	Three Months Ended
	Preferred Stock	Common Stock	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss), Net	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at July 1, 2023	$—	$436,538	$744,442	$(120,410)	$(139,550)	$921,020	$59,067	$980,087
Net income	—	—	32,939	—	—	32,939	—	32,939
Other comprehensive loss	—	—	—	—	(11,762)	(11,762)	—	(11,762)
Issuance of 7,409 common shares under stock based compensation awards	—	—	156	124	—	280	—	280
Cost of 260,887 shares of common stock acquired for treasury	—	—	—	(10,293)	—	(10,293)	—	(10,293)
Common stock dividend ($0.32 per share)	—	—	(7,934)	—	—	(7,934)	—	(7,934)
Distributions to noncontrolling interests	—	—	—	—	—	—	(320)	(320)
Balance at September 30, 2023	$—	$436,538	$769,603	$(130,579)	$(151,312)	$924,250	$58,747	$982,997

Balance at July 1, 2024	$—	$436,538	$841,790	$(129,248)	$(105,565)	$1,043,515	$71,340	$1,114,855
Net income (loss)	—	—	34,937	—	—	34,937	(23)	34,914
Other comprehensive income	—	—	—	—	34,339	34,339	—	34,339
Issuance of 7,360 common shares under stock based compensation awards	—	—	197	114	—	311	—	311
Common stock dividend ($0.36 per share)	—	—	(8,849)	—	—	(8,849)	—	(8,849)
Distributions to noncontrolling interests	—	—	—	—	—	—	(365)	(365)
Balance at September 30, 2024	$—	$436,538	$868,075	$(129,134)	$(71,226)	$1,104,253	$70,952	$1,175,205

	Nine Months Ended
	Preferred Stock	Common Stock	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss), Net	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2023	$—	$436,538	$694,862	$(119,642)	$(147,690)	$864,068	$59,698	$923,766
Net income	—	—	96,498	—	—	96,498	19	96,517
Other comprehensive loss	—	—	—	—	(3,622)	(3,622)	—	(3,622)
Issuance of 77,319 common shares under stock based compensation awards	—	—	2,030	1,533	—	3,563	—	3,563
Cost of 310,522 shares of common stock acquired for treasury	—	—	—	(12,470)	—	(12,470)	—	(12,470)
Common stock dividend ($0.96 per share)	—	—	(23,787)	—	—	(23,787)	—	(23,787)
Distributions to noncontrolling interests	—	—	—	—	—	—	(970)	(970)
Balance at September 30, 2023	$—	$436,538	$769,603	$(130,579)	$(151,312)	$924,250	$58,747	982,997

Balance at January 1, 2024	$—	$436,538	$789,842	$(130,489)	$(106,323)	$989,568	$78,695	$1,068,263
Net income (loss)	—	—	101,185	—	—	101,185	(4)	101,181
Other comprehensive income	—	—	—	—	35,097	35,097	—	35,097
Issuance of 79,779 common shares under stock based compensation awards	—	—	2,583	1,355	—	3,938	—	3,938
Common stock dividend ($1.04 per share)	—	—	(25,535)	—	—	(25,535)	—	(25,535)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,819)	(1,819)
Liquidation of noncontrolling interests	—	—	—	—	—	—	(5,920)	(5,920)
Balance at September 30, 2024	$—	$436,538	$868,075	$(129,134)	$(71,226)	$1,104,253	$70,952	$1,175,205
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Dollars in thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net income	$101,181	$96,517
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	9,759	3,955
Depreciation of premises and equipment	3,276	3,421
Depreciation of equipment owned and leased to others	3,194	5,570
Stock-based compensation	3,946	3,408
Amortization of investment securities premiums and accretion of discounts, net	1,961	3,116
Amortization of mortgage servicing rights	576	652
Amortization of right of use assets	2,287	2,319
Deferred income taxes	360	(5,613)
Losses on investment securities available-for-sale	—	44
Originations of loans held for sale, net of principal collected	(46,368)	(33,843)
Proceeds from the sales of loans held for sale	45,132	35,673
Net gain on sale of loans held for sale	(1,012)	(1,034)
Net gain on sale of other real estate and repossessions	(152)	(111)
Change in interest receivable	(489)	(3,373)
Change in interest payable	13,497	23,031
Change in other assets	(316)	1,233
Change in other liabilities	23,233	11,740
Other	243	(2,919)
Net change in operating activities	160,308	143,786

Investing activities:
Proceeds from sales of investment securities available-for-sale	—	64,928
Proceeds from maturities and paydowns of investment securities available-for-sale	240,718	100,218
Purchases of investment securities available-for-sale	(137,520)	(3,000)
Net change in partnership investments	(21,601)	(29,908)
Net change in other investments	1,220	218
Loans sold or participated to others	91,368	37,750
Proceeds from principal payments on direct finance leases	52,631	46,841
Net change in loans and leases	(247,974)	(427,933)
Net change in equipment owned under operating leases	4,161	2,034
Purchases of premises and equipment	(5,827)	(2,608)
Proceeds from disposal of premises and equipment	525	9
Proceeds from sales of other real estate and repossessions	1,557	1,443
Net change in investing activities	(20,742)	(210,008)
Financing activities:
Net change in demand deposits and savings accounts	(16,558)	(509,380)
Net change in time deposits	103,921	548,607
Net change in short-term borrowings	(146,682)	56,563
Payments on long-term debt and mandatorily redeemable securities	(12,592)	(3,383)
Stock issued under stock purchase plans	153	77
Acquisition of treasury stock	—	(12,470)
Net (distributions to) contributions from noncontrolling interests	(1,819)	(970)
Cash dividends paid on common stock	(26,296)	(24,484)
Net change in financing activities	(99,873)	54,560

Net change in cash and cash equivalents	39,693	(11,662)
Cash and cash equivalents, beginning of year	129,668	122,797
Cash and cash equivalents, end of period	$169,361	$111,135
Supplemental Information:
Non-cash transactions:
Loans transferred to other real estate and repossessed assets	$838	$1,251
Common stock matching contribution to Employee Stock Ownership and Profit Sharing Plan	1,153	1,753
Right of use assets obtained in exchange for lease obligations	2,436	3,774
Liquidation of noncontrolling interests	5,920	—
Purchases of mandatorily redeemable securities with common stock	628	—
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
Note 3 — Investment Securities Available-For-Sale
The following table shows investment securities available-for-sale.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2024
U.S. Treasury and Federal agencies securities	$853,103	$626	$(30,362)	$823,367
U.S. States and political subdivisions securities	86,250	372	(3,573)	83,049
Mortgage-backed securities — Federal agencies	717,345	2,037	(62,837)	656,545
Corporate debt securities	—	—	—	—
Foreign government and other securities	500	—	—	500
Total debt securities available-for-sale	$1,657,198	$3,035	$(96,772)	$1,563,461

December 31, 2023
U.S. Treasury and Federal agencies securities	$979,530	$178	$(56,842)	$922,866
U.S. States and political subdivisions securities	97,522	508	(5,466)	92,564
Mortgage-backed securities — Federal agencies	676,257	476	(78,481)	598,252
Corporate debt securities	8,448	—	(119)	8,329
Foreign government and other securities	600	—	(11)	589
Total debt securities available-for-sale	$1,762,357	$1,162	$(140,919)	$1,622,600
Amortized cost excludes accrued interest receivable which is included in Accrued Income and Other Assets on the Consolidated Statements of Financial Condition. At September 30, 2024 and December 31, 2023, accrued interest receivable on investment securities available-for-sale was $4.25 million and $4.60 million, respectively.
At September 30, 2024 and December 31, 2023, the residential mortgage-backed securities held by the Company consisted primarily of GNMA, FNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government (Government Sponsored Enterprise, GSEs).
The following table shows the contractual maturities of investments in debt securities available-for-sale at September 30, 2024. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$292,274	$287,406
Due after one year through five years	608,742	580,300
Due after five years through ten years	21,906	22,191
Due after ten years	16,931	17,019
Mortgage-backed securities	717,345	656,545
Total debt securities available-for-sale	$1,657,198	$1,563,461
The following table summarizes gross unrealized losses and fair value by investment category and age. At September 30, 2024, the Company’s available-for-sale securities portfolio consisted of 638 securities, 544 of which were in an unrealized loss position.

	Less than 12 Months		12 months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2024
U.S. Treasury and Federal agencies securities	$13,766	$(26)	$782,786	$(30,336)	$796,552	$(30,362)
U.S. States and political subdivisions securities	2,486	(64)	57,762	(3,509)	60,248	(3,573)
Mortgage-backed securities - Federal agencies	39,151	(138)	510,172	(62,699)	549,323	(62,837)
Corporate debt securities	—	—	—	—	—	—
Foreign government and other securities	—	—	—	—	—	—
Total debt securities available-for-sale	$55,403	$(228)	$1,350,720	$(96,544)	$1,406,123	$(96,772)

December 31, 2023
U.S. Treasury and Federal agencies securities	$—	$—	$913,417	$(56,842)	$913,417	$(56,842)
U.S. States and political subdivisions securities	1,251	(2)	69,747	(5,464)	70,998	(5,466)
Mortgage-backed securities - Federal agencies	8,553	(98)	550,748	(78,383)	559,301	(78,481)
Corporate debt securities	—	—	8,329	(119)	8,329	(119)
Foreign government and other securities	—	—	589	(11)	589	(11)
Total debt securities available-for-sale	$9,804	$(100)	$1,542,830	$(140,819)	$1,552,634	$(140,919)
The Company does not consider available-for-sale securities with unrealized losses at September 30, 2024, to be experiencing credit losses and recognized no resulting allowance for credit losses. The Company does not intend to sell these investments, and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost basis, which may be the maturity dates of the securities. The unrealized losses occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase.
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
At September 30, 2024 and December 31, 2023, investment securities available-for-sale with carrying values of $374.65 million and $411.38 million, respectively, were pledged as collateral for security repurchase agreements and for other purposes.
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

The following table shows the amortized cost of loans and leases, segregated by portfolio segment, credit quality rating and year of origination as of September 30, 2024, and gross charge-offs for the nine months ended September 30, 2024.

	Term Loans and Leases by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and agricultural
Grades 1-6	$86,204	$124,539	$73,638	$50,359	$28,475	$21,606	$301,330	$—	$686,151
Grades 7-12	113	4,495	7,771	4,042	222	2,430	17,952	—	37,025
Total commercial and agricultural	86,317	129,034	81,409	54,401	28,697	24,036	319,282	—	723,176
Current period gross charge-offs	—	210	62	542	—	—	8,301	—	9,115
Renewable energy
Grades 1-6	63,584	216,738	22,414	72,933	24,038	80,240	—	—	479,947
Grades 7-12	—	—	—	—	—	—	—	—	—
Total renewable energy	63,584	216,738	22,414	72,933	24,038	80,240	—	—	479,947
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Auto and light truck
Grades 1-6	361,444	347,812	131,622	32,423	12,750	8,592	—	—	894,643
Grades 7-12	17,721	32,572	2,374	172	1,504	487	—	—	54,830
Total auto and light truck	379,165	380,384	133,996	32,595	14,254	9,079	—	—	949,473
Current period gross charge-offs	—	144	167	6	—	1	—	—	318
Medium and heavy duty truck
Grades 1-6	65,957	77,979	88,191	30,056	14,240	7,823	—	—	284,246
Grades 7-12	209	2,526	9,052	1,322	214	244	—	1,395	14,962
Total medium and heavy duty truck	66,166	80,505	97,243	31,378	14,454	8,067	—	1,395	299,208
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Aircraft
Grades 1-6	226,280	201,007	306,783	162,390	95,957	38,786	7,642	—	1,038,845
Grades 7-12	2,882	7,786	10,727	1,874	3,687	—	—	—	26,956
Total aircraft	229,162	208,793	317,510	164,264	99,644	38,786	7,642	—	1,065,801
Current period gross charge-offs	—	—	—	15	—	53	—	—	68
Construction equipment
Grades 1-6	337,390	358,746	233,124	83,327	40,519	17,548	22,126	3,098	1,095,878
Grades 7-12	3,006	12,092	15,075	2,114	13,202	—	—	—	45,489
Total construction equipment	340,396	370,838	248,199	85,441	53,721	17,548	22,126	3,098	1,141,367
Current period gross charge-offs	—	89	369	140	—	—	—	—	598
Commercial real estate
Grades 1-6	149,116	336,622	239,491	132,654	87,077	191,618	273	—	1,136,851
Grades 7-12	145	9,920	3,751	3,226	422	2,508	—	—	19,972
Total commercial real estate	149,261	346,542	243,242	135,880	87,499	194,126	273	—	1,156,823
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Residential real estate and home equity
Performing	67,011	72,045	96,185	82,969	81,111	89,044	167,587	6,348	662,300
Nonperforming	—	145	390	86	95	789	658	118	2,281
Total residential real estate and home equity	67,011	72,190	96,575	83,055	81,206	89,833	168,245	6,466	664,581
Current period gross charge-offs	—	3	—	—	—	—	10	—	13
Consumer
Performing	36,364	37,515	32,886	12,141	3,029	1,321	11,738	—	134,994
Nonperforming	21	316	262	72	37	22	—	—	730
Total consumer	36,385	37,831	33,148	12,213	3,066	1,343	11,738	—	135,724
Current period gross charge-offs	407	190	213	101	10	—	14	—	935

The following table shows the amortized cost of loans and leases, segregated by portfolio segment, credit quality rating and year of origination as of December 31, 2023, and gross charge-offs for the year ended December 31, 2023.

	Term Loans and Leases by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and agricultural
Grades 1-6	$155,656	$124,717	$68,473	$39,708	$18,658	$15,856	$299,495	$—	$722,563
Grades 7-12	7,502	2,657	4,886	501	293	418	27,403	—	43,660
Total commercial and agricultural	163,158	127,374	73,359	40,209	18,951	16,274	326,898	—	766,223
Current period gross charge-offs	668	499	15	17	4	—	3,102	—	4,305
Renewable energy
Grades 1-6	177,364	23,679	86,836	29,138	56,935	25,756	—	—	399,708
Grades 7-12	—	—	—	—	—	—	—	—	—
Total renewable energy	177,364	23,679	86,836	29,138	56,935	25,756	—	—	399,708
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Auto and light truck
Grades 1-6	603,406	248,701	64,182	24,986	13,573	5,287	—	—	960,135
Grades 7-12	908	1,848	474	2,490	632	425	—	—	6,777
Total auto and light truck	604,314	250,549	64,656	27,476	14,205	5,712	—	—	966,912
Current period gross charge-offs	126	360	128	33	19	63	—	—	729
Medium and heavy duty truck
Grades 1-6	96,254	114,490	44,069	24,645	15,264	4,202	—	—	298,924
Grades 7-12	3,565	7,010	1,675	—	773	—	—	—	13,023
Total medium and heavy duty truck	99,819	121,500	45,744	24,645	16,037	4,202	—	—	311,947
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Aircraft
Grades 1-6	269,635	355,175	197,579	140,744	37,244	36,936	6,420	—	1,043,733
Grades 7-12	10,120	9,475	3,704	4,543	—	6,597	—	—	34,439
Total aircraft	279,755	364,650	201,283	145,287	37,244	43,533	6,420	—	1,078,172
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Construction equipment
Grades 1-6	459,884	333,008	131,838	64,998	29,543	7,803	26,044	2,346	1,055,464
Grades 7-12	6,915	20,826	1,037	510	—	—	—	—	29,288
Total construction equipment	466,799	353,834	132,875	65,508	29,543	7,803	26,044	2,346	1,084,752
Current period gross charge-offs	—	44	10	—	—	—	—	—	54
Commercial real estate
Grades 1-6	336,287	251,055	148,597	105,282	86,452	187,306	275	—	1,115,254
Grades 7-12	678	5,313	2,576	651	4,372	1,017	—	—	14,607
Total commercial real estate	336,965	256,368	151,173	105,933	90,824	188,323	275	—	1,129,861
Current period gross charge-offs	—	39	30	—	179	—	—	—	248
Residential real estate and home equity
Performing	87,767	110,058	89,458	88,232	30,681	72,211	152,037	5,575	636,019
Nonperforming	—	107	74	—	414	756	536	67	1,954
Total residential real estate and home equity	87,767	110,165	89,532	88,232	31,095	72,967	152,573	5,642	637,973
Current period gross charge-offs	—	—	—	—	—	54	39	8	101
Consumer
Performing	53,023	47,789	19,739	6,286	2,539	1,021	12,063	—	142,460
Nonperforming	63	246	123	31	28	6	—	—	497
Total consumer	53,086	48,035	19,862	6,317	2,567	1,027	12,063	—	142,957
Current period gross charge-offs	541	455	138	28	17	3	29	—	1,211

The following table shows the amortized cost of loans and leases, segregated by portfolio segment, with delinquency aging and nonaccrual status.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Total Accruing Loans	Nonaccrual	Total Financing Receivables
September 30, 2024
Commercial and agricultural	$716,077	$1,697	$—	$—	$717,774	$5,402	$723,176
Renewable energy	479,947	—	—	—	479,947	—	479,947
Auto and light truck	946,465	8	—	—	946,473	3,000	949,473
Medium and heavy duty truck	299,208	—	—	—	299,208	—	299,208
Aircraft	1,065,801	—	—	—	1,065,801	—	1,065,801
Construction equipment	1,117,319	1,620	3,778	—	1,122,717	18,650	1,141,367
Commercial real estate	1,146,094	10,014	—	—	1,156,108	715	1,156,823
Residential real estate and home equity	659,740	2,094	467	97	662,398	2,183	664,581
Consumer	134,214	667	112	3	134,996	728	135,724
Total	$6,564,865	$16,100	$4,357	$100	$6,585,422	$30,678	$6,616,100

December 31, 2023
Commercial and agricultural	$752,947	$9	$—	$—	$752,956	$13,267	$766,223
Renewable energy	399,708	—	—	—	399,708	—	399,708
Auto and light truck	962,226	20	—	—	962,246	4,666	966,912
Medium and heavy duty truck	311,915	32	—	—	311,947	—	311,947
Aircraft	1,069,830	8,113	229	—	1,078,172	—	1,078,172
Construction equipment	1,078,912	2,044	3,620	—	1,084,576	176	1,084,752
Commercial real estate	1,126,806	—	85	—	1,126,891	2,970	1,129,861
Residential real estate and home equity	634,345	1,623	51	142	636,161	1,812	637,973
Consumer	141,489	864	107	7	142,467	490	142,957
Total	$6,478,178	$12,705	$4,092	$149	$6,495,124	$23,381	$6,518,505
Accrued interest receivable on loans and leases at September 30, 2024 and December 31, 2023 was $26.23 million and $25.35 million, respectively.
The following table shows the amortized cost of loans and leases that were both experiencing financial difficulty and modified during the three months ended September 30, 2024 and September 30, 2023, respectively, segregated by portfolio segment and type of modification. The percentage of the amortized cost of loans and leases that were modified to borrowers in financial distress as compared to the amortized cost of each segment of financial receivable is also presented below.

(Dollars in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay and Term Extension	% of Total Segment Financing Receivables
Three Months Ended September 30, 2024
Commercial and agricultural	$1,052	$10	$—	$—	0.15%
Commercial real estate	988	—	—	—	0.09
Total	$2,040	$10	$—	$—	0.03%

Three Months Ended September 30, 2023
Commercial and agricultural	$196	$—	$—	$500	0.09%
Total	$196	$—	$—	$500	0.01%

The following table shows the amortized cost of loans and leases that were both experiencing financial difficulty and modified during the nine months ended September 30, 2024 and September 30, 2023, respectively, segregated by portfolio segment and type of modification. The percentage of the amortized cost of loans and leases that were modified to borrowers in financial distress as compared to the amortized cost of each segment of financial receivable is also presented below.

(Dollars in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay and Term Extension	% of Total Segment Financing Receivables
Nine Months Ended September 30, 2024
Commercial and agricultural	$1,052	$118	$—	$—	0.16%
Auto and light truck	—	—	—	28,847	3.04
Commercial real estate	988	—	—	—	0.09
Total	$2,040	$118	$—	$28,847	0.47%

Nine Months Ended September 30, 2023
Commercial and agricultural	$3,360	$125	$—	$1,312	0.63%
Construction equipment	—	1,809	—	—	0.17
Commercial real estate	296	—	451	—	0.07
Total	$3,656	$1,934	$451	$1,312	0.12%
There were $0.00 million and $0.19 million in commitments to lend additional amounts to the borrowers included in the previous table at September 30, 2024 and September 30, 2023, respectively.
The Company closely monitors the performance of loans and leases that have been modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table shows the performance of such loans and leases that have been modified during the twelve months ended September 30, 2024 and the nine months ended September 30, 2023.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due
Twelve months ended September 30, 2024
Commercial and agricultural	$1,170	$—	$—	$—	$—
Auto and light truck	28,847	—	—	—	—
Medium and heavy duty truck	8,645	—	—	—	—
Commercial real estate	988	—	—	—	—
Total	$39,650	$—	$—	$—	$—

Nine months ended September 30, 2023
Commercial and agricultural	$1,633	$—	$—	$3,164	$3,164
Construction equipment	1,809	—	—	—	—
Commercial real estate	747	—	—	—	—
Total	$4,189	$—	$—	$3,164	$3,164

The following table shows the financial effect of loan and lease modifications during the periods presented in the previous table to borrowers experiencing financial difficulty.

	Weighted- Average Interest Rate Reduction	Weighted- Average Term Extension (in months)	Weighted- Average Payment Delay (in months)	Combination Weighted-Average Payment Delay and Term Extension (in months)
Twelve months ended September 30, 2024
Commercial and agricultural	—%	10	6	3
Auto and light truck	—	0	0	3
Medium and heavy duty truck	—	0	0	6
Commercial real estate	—	0	6	0
Total	—%	10	6	4

Nine months ended September 30, 2023
Commercial and agricultural	—%	3	6	44
Construction equipment	—	5	0	0
Commercial real estate	3.00	0	3	0
Total	3.00%	4	6	44
There was one modified loan that had a payment default during the nine months ended September 30, 2024, and one modified loan that had a payment default during the nine months ended September 30, 2023, and were modified in the twelve months prior to that default to a borrower experiencing financial difficulty.

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

The following table shows the changes in the allowance for loan and lease losses, segregated by portfolio segment, for the three months ended September 30, 2024 and 2023.

(Dollars in thousands)	Commercial and agricultural	Renewable energy	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer	Total
September 30, 2024
Balance, beginning of period	$18,637	$7,653	$17,726	$9,221	$35,166	$26,944	$24,847	$7,792	$2,081	$150,067
Charge-offs	2,004	—	302	—	—	—	—	—	323	2,629
Recoveries	217	—	719	—	214	28	538	2	60	1,778
Net charge-offs (recoveries)	1,787	—	(417)	—	(214)	(28)	(538)	(2)	263	851
Provision (recovery of provision)	2,812	304	(188)	(559)	332	1,051	(1,118)	43	431	3,108
Balance, end of period	$19,662	$7,957	$17,955	$8,662	$35,712	$28,023	$24,267	$7,837	$2,249	$152,324

September 30, 2023
Balance, beginning of period	$16,637	$6,308	$17,173	$7,556	$40,571	$26,105	$20,356	$6,767	$2,069	$143,542
Charge-offs	2,261	—	189	—	—	—	—	45	283	2,778
Recoveries	20	—	1,825	—	243	284	—	1	78	2,451
Net charge-offs (recoveries)	2,241	—	(1,636)	—	(243)	(284)	—	44	205	327
Provision (recovery of provision)	573	(203)	(2,471)	155	(354)	506	2,288	168	197	859
Balance, end of period	$14,969	$6,105	$16,338	$7,711	$40,460	$26,895	$22,644	$6,891	$2,061	$144,074

The following table shows the changes in the allowance for loan and lease losses, segregated by portfolio segment, for the nine months ended September 30, 2024 and 2023.

(Dollars in thousands)	Commercial and agricultural	Renewable energy	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer	Total
September 30, 2024
Balance, beginning of period	$17,385	$6,610	$16,858	$8,965	$37,653	$26,510	$23,690	$7,698	$2,183	$147,552
Charge-offs	9,115	—	318	—	68	598	—	13	935	11,047
Recoveries	356	—	2,281	—	1,063	1,434	722	24	180	6,060
Net charge-offs (recoveries)	8,759	—	(1,963)	—	(995)	(836)	(722)	(11)	755	4,987
Provision (recovery of provision)	11,036	1,347	(866)	(303)	(2,936)	677	(145)	128	821	9,759
Balance, end of period	$19,662	$7,957	$17,955	$8,662	$35,712	$28,023	$24,267	$7,837	$2,249	$152,324

September 30, 2023
Balance, beginning of period	$14,635	$7,217	$18,634	$7,566	$41,093	$24,039	$17,431	$6,478	$2,175	$139,268
Charge-offs	2,833	—	301	—	—	45	218	55	879	4,331
Recoveries	209	—	3,414	—	746	291	6	327	189	5,182
Net charge-offs (recoveries)	2,624	—	(3,113)	—	(746)	(246)	212	(272)	690	(851)
Provision (recovery of provision)	2,958	(1,112)	(5,409)	145	(1,379)	2,610	5,425	141	576	3,955
Balance, end of period	$14,969	$6,105	$16,338	$7,711	$40,460	$26,895	$22,644	$6,891	$2,061	$144,074
The higher allowance for credit losses during the current quarter reflects an increase in special attention outstandings which carry higher reserves, the impact of a change in quantitative assumptions regarding the treatment of renewals for loans in special attention which increased historical loss rates primarily in the commercial and agricultural and construction equipment portfolios, and modest net credit losses during the period. The previous quarter’s forecast adjustment was increased slightly as a mixed overall outlook and softening economic conditions are anticipated during the two-year time horizon. The Company remains cautious on the forward outlook and its forecast adjustment represents fragile growth expectations during the forecast period. Ongoing risks include heightened geopolitical instability, tightened credit conditions, increasing consumer stressors, a softening labor market, and elevated inflation and interest rates. Credit quality metrics reflect higher special attention outstandings during the current quarter, with modest levels of non-performing and delinquency that are trending higher. The Company reported modest net losses during the current quarter, reporting credit losses in the commercial and agricultural and consumer portfolios, partially offset by recoveries in the auto and light truck, commercial real estate, and aircraft portfolios.
Commercial and agricultural – the increase in the allowance in the current quarter was principally due to higher loss rates from the aforementioned change in quantitative assumptions regarding renewals of special attention loans along with slightly higher loan balances during the period. Also, the portfolio has experienced higher credit losses in recent quarters.
Renewable energy – the allowance increased due to higher loan balances. Credit quality remains stable.
Auto and light truck – the allowance increased during the current quarter due to increased special attention loan balances which carry higher reserves, largely offset by a decrease in loan balances during the period.
Medium and heavy duty truck – the allowance decreased due to lower loan balances. The near-term industry outlook remains weak due to overcapacity in the segment which has negatively pressured freight rates.

Aircraft – the allowance increased during the current quarter as the higher reserved foreign segment of the portfolio experienced increased loan volumes. The Company has historically carried a higher allowance in this portfolio due to risk volatility.
Construction equipment – the allowance increased due to loan growth, higher loss rates from the aforementioned change in quantitative assumptions regarding renewals of special attention loans, and higher specific impairments in the portfolio.
Commercial real estate – the allowance decreased due to lower loan balances. Higher interest rates and shifting demand dynamics have impacted commercial real estate. The majority of the Company’s real estate exposure is owner-occupied, and exposure to non-owner-occupied office property is minimal.
Residential real estate and home equity – the allowance increased slightly due to modest loan growth.
Consumer – the allowance increased slightly due to the addition of a qualitative factor which addresses the trend of modestly higher delinquency and non-performing rates in the portfolio, offsetting a slight decrease in loan balances.
Economic Outlook
As of September 30, 2024, the most significant economic factors impacting the Company’s loan portfolios are a fragile domestic growth outlook, impacted by elevated inflation and interest rates, along with broadening foreign conflicts and increasing geopolitical instability. The labor market has shown signs of softening and questions surrounding the timing and velocity of future interest rate cuts persist. The Company remains concerned about the impact of tighter credit conditions on the economy and the effect that may have on future economic growth. Consumer stressors are increasing, and the Company remains concerned about small businesses and their ability to control expenses and compete for labor, while absorbing the impact of higher interest rates and higher cost of capital. Asset valuations which collateralize loans, particularly in the auto and light truck and medium and heavy duty portfolios, are softening. Tightened lending conditions and the higher-rate environment are impacting commercial real estate activity. The forecast considers global and domestic economic impacts from these factors, as well as other key economic factors, such as changes in gross domestic product and unemployment which may impact the Company’s clients. The Company’s assumption is that economic growth will be somewhat tepid during the forecast period over the next two years, with inflation slowly moving back towards the 2% Federal Reserve target rate, resulting in an adverse impact on the loan and lease portfolio.
As a result of geopolitical risks and economic uncertainty, the Company’s future loss estimates may vary considerably from the September 30, 2024 assumptions.
Liability for Credit Losses on Unfunded Loan Commitments
The liability for credit losses inherent in unfunded loan commitments is included in Accrued Expenses and Other Liabilities on the Consolidated Statements of Financial Condition. The following table shows the changes in the liability for credit losses on unfunded loan commitments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Balance, beginning of period	$8,694	$7,370	$8,182	$5,616
(Recovery of provision) provision	(1,385)	649	(873)	2,403
Balance, end of period	$7,309	$8,019	$7,309	$8,019
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Direct finance leases:
Interest income on lease receivable	$3,451	$3,584	$10,341	$9,939

Operating leases:
Income related to lease payments	$1,141	$2,101	$4,069	$6,930
Depreciation expense	907	1,672	3,194	5,570
Income related to reimbursements from lessees for personal property tax on operating leased equipment for the three months ended September 30, 2024 and 2023 was $0.00 million and $0.00 million, respectively and for the nine months ended September 30, 2024 and 2023, was $0.16 million and $0.23 million, respectively. Expense related to personal property tax payments on operating leased equipment for the three months ended September 30, 2024 and 2023, was $0.00 million and $0.00 million, respectively and for the nine months ended September 30, 2024 and 2023, was $0.16 million and $0.23 million, respectively.
Note 7 — Mortgage Servicing Rights
The Company recognizes the rights to service residential mortgage loans for others as separate assets, whether the servicing rights are acquired through a separate purchase or through the sale of originated loans with servicing rights retained. The Company allocates a portion of the total proceeds of a mortgage loan to servicing rights based on the relative fair value. The unpaid principal balance of residential mortgage loans serviced for third parties was $785.43 million and $806.05 million at September 30, 2024 and December 31, 2023, respectively.
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
The following table shows changes in the carrying value of MSRs and the associated valuation allowance.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Mortgage servicing rights:
Balance at beginning of period	$3,567	$3,874	$3,670	$4,137
Additions	130	119	396	291
Amortization	(207)	(217)	(576)	(652)
Carrying value before valuation allowance at end of period	3,490	3,776	3,490	3,776
Valuation allowance:
Balance at beginning of period	—	—	—	—
Impairment recoveries	—	—	—	—
Balance at end of period	$—	$—	$—	$—
Net carrying value of mortgage servicing rights at end of period	$3,490	$3,776	$3,490	$3,776
Fair value of mortgage servicing rights at end of period	$7,842	$8,029	$7,842	$8,029
At September 30, 2024 and 2023, the fair value of MSRs exceeded the carrying value reported in the Consolidated Statements of Financial Condition by $4.35 million and $4.25 million, respectively. This difference represents increases in the fair value of certain MSRs that could not be recorded above cost basis.
Mortgage loan contractual servicing fees, including late fees and ancillary income, were $0.63 million and $0.63 million for the three months ended September 30, 2024 and 2023, respectively. Mortgage loan contractual servicing fees, including late fees and ancillary income, were $1.80 million and $1.92 million for the nine months ended September 30, 2024 and 2023, respectively. Mortgage loan contractual servicing fees are included in Mortgage Banking on the Consolidated Statements of Income.

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
The following table shows financial instruments whose contract amounts represent credit risk.

(Dollars in thousands)	September 30, 2024	December 31, 2023
Amounts of commitments:
Loan commitments to extend credit	$1,361,575	$1,454,506
Standby letters of credit	$22,209	$17,287
Commercial and similar letters of credit	$—	$7,047
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

The following table shows the amounts of non-hedging derivative financial instruments.

		Asset derivatives		Liability derivatives
(Dollars in thousands)	Notional or contractual amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
September 30, 2024
Interest rate swap contracts	$1,081,092	Other assets	$20,064	Other liabilities	$20,433
Loan commitments	5,817	Mortgages held for sale	201	N/A	—
Forward contracts - mortgage loan	7,500	N/A	—	Mortgages held for sale	9
Total	$1,094,409		$20,265		$20,442

December 31, 2023
Interest rate swap contracts	$1,085,618	Other assets	$22,704	Other liabilities	$23,140
Loan commitments	2,824	Mortgages held for sale	107	N/A	—
Forward contracts - mortgage loan	3,500	N/A	—	Mortgages held for sale	16
Total	$1,091,942		$22,811		$23,156
The following table shows the amounts included in the Consolidated Statements of Income for non-hedging derivative financial instruments.

		Gain (loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	Statement of Income classification	2024	2023	2024	2023
Interest rate swap contracts	Other expense	$26	$(42)	$68	$(41)
Interest rate swap contracts	Other income	190	475	743	766
Loan commitments	Mortgage banking	(84)	(14)	94	76
Forward contracts - mortgage loan	Mortgage banking	(30)	8	7	12
Total		$102	$427	$912	$813
The following table shows the offsetting of financial assets and derivative assets.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2024
Interest rate swaps	$20,064	$—	$20,064	$—	$—	$20,064

December 31, 2023
Interest rate swaps	$22,704	$—	$22,704	$—	$10,795	$11,909

The following table shows the offsetting of financial liabilities and derivative liabilities.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
September 30, 2024
Interest rate swaps	$20,433	$—	$20,433	$—	$525	$19,908
Repurchase agreements	63,553	—	63,553	63,553	—	—
Total	$83,986	$—	$83,986	$63,553	$525	$19,908

December 31, 2023
Interest rate swaps	$23,140	$—	$23,140	$—	$—	$23,140
Repurchase agreements	55,809	—	55,809	55,809	—	—
Total	$78,949	$—	$78,949	$55,809	$—	$23,140
If a default in performance of any obligation of a repurchase agreement occurs, each party will set-off property held in respect of transactions against obligations owing in respect of any other transactions. At September 30, 2024 and December 31, 2023, repurchase agreements had a remaining contractual maturity of $63.50 million and $54.46 million in overnight and $0.05 million and $1.35 million in up to 30 days, respectively and were collateralized by U.S. Treasury and Federal agencies securities.
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
The Company is involved in various entities that are considered to be VIEs. The Company’s investments in VIEs are primarily related to investments promoting affordable housing, community development and renewable energy sources. Some of these tax-advantaged investments support the Company’s regulatory compliance with the Community Reinvestment Act. The Company’s investments in these entities generate a return primarily through the realization of federal and state income tax credits and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These tax credits are recognized as a reduction of tax expense or, for investments qualifying as investment tax credits, as a reduction to the related investment asset. The Company recognized federal and state income tax credits related to its affordable housing and community development tax-advantaged investments in tax expense of $0.80 million and $0.66 million for the three months ended September 30, 2024 and 2023, respectively, and $2.39 million and $1.99 million for the nine months ended September 30, 2024 and 2023, respectively. The Company also recognized $1.34 million and $0.57 million of investment tax credits for the three months ended September 30, 2024 and 2023, respectively, and $12.13 million and $25.02 million for the nine months ended September 30, 2024 and 2023, respectively.
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

(Dollars in thousands)	September 30, 2024	December 31, 2023
Investment carrying amount	$70,889	$79,228
Unfunded capital and other commitments	62,260	80,719
Maximum exposure to loss	71,686	59,649
The Company is required to consolidate VIEs in which it has concluded it has significant involvement and the ability to direct the activities that impact the entity’s economic performance. The Company is the managing general partner of entities in which it shares interest in tax-advantaged investments with a third party. At September 30, 2024, and December 31, 2023, approximately $78.77 million and $87.37 million, respectively, of the Company’s assets and $0.00 million and $0.00 million, respectively, of its liabilities included on the Consolidated Statements of Financial Condition were related to tax-advantaged investment VIEs which the Company has consolidated. The assets of the consolidated VIEs are reported in Other Assets, the liabilities are reported in Other Liabilities, and the non-controlling interest is reported in Equity on the Consolidated Statements of Financial Condition. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIE do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIE is generally limited to the carrying value of its variable interest plus any related tax credits previously recognized.
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
The following table shows subordinated notes at September 30, 2024.

(Dollars in thousands)	Amount of Subordinated Notes	Interest Rate	Maturity Date
June 2007 issuance (1)	$41,238	7.22%	6/15/2037
August 2007 issuance (2)	17,526	6.69%	9/15/2037
Total	$58,764

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
Stock options, where the exercise price was greater than the average market price of the common shares, were excluded from the computation of diluted earnings per common share because the result would have been antidilutive. There were no stock options outstanding as of September 30, 2024 and 2023. The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands - except per share amounts)	2024	2023	2024	2023
Distributed earnings allocated to common stock	$8,821	$7,900	$25,438	$23,694
Undistributed earnings allocated to common stock	25,801	24,707	74,795	71,894
Net earnings allocated to common stock	34,622	32,607	100,233	95,588
Net earnings allocated to participating securities	315	332	952	910
Net income allocated to common stock and participating securities	$34,937	$32,939	$101,185	$96,498

Weighted average shares outstanding for basic earnings per common share	24,514,144	24,660,508	24,489,665	24,677,914
Dilutive effect of stock compensation	—	—	—	—
Weighted average shares outstanding for diluted earnings per common share	24,514,144	24,660,508	24,489,665	24,677,914

Basic earnings per common share	$1.41	$1.32	$4.09	$3.87
Diluted earnings per common share	$1.41	$1.32	$4.09	$3.87

Note 12 — Stock Based Compensation
As of September 30, 2024, the Company had four active stock-based employee compensation plans, which are more fully described in Note 16 of the Consolidated Financial Statements in 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2023. These plans include three executive stock award plans, the Executive Incentive Plan (EIP), the Restricted Stock Award Plan (RSAP), the Strategic Deployment Incentive Plan (SDP); and the Employee Stock Purchase Plan (ESPP). The 2011 Stock Option Plan was approved by the shareholders on April 21, 2011, but the Company had not made any grants through September 30, 2024.
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
Total fair value of options vested and expensed was zero for the nine months ended September 30, 2024 and 2023. As of September 30, 2024 and 2023 there were no outstanding stock options. There were no stock options exercised during the nine months ended September 30, 2024 and 2023. All shares issued in connection with stock option exercises are issued from available treasury stock.
As of September 30, 2024, there was $11.34 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 3.31 years.

Note 13 — Accumulated Other Comprehensive Loss
The following table presents reclassifications out of accumulated other comprehensive income (loss) related to unrealized gains and losses on available-for-sale securities.

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Consolidated Statements of Income
(Dollars in thousands)	2024	2023	2024	2023
Realized losses included in net income	$—	$—	$—	$(44)	Losses on investment securities available-for-sale
	—	—	—	(44)	Income before income taxes
Tax effect	—	—	—	10	Income tax expense
Net of tax	$—	$—	$—	$(34)	Net income

Note 14 — Income Taxes
The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized was zero at September 30, 2024 and December 31, 2023. Interest and penalties are recognized through the income tax provision. For the three and nine months ended September 30, 2024 and 2023, the Company recognized no interest or penalties. There were no accrued interest and penalties at September 30, 2024 and December 31, 2023.
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
The Company elected fair value accounting for mortgages held for sale and for its best-efforts forward sales commitments. The Company economically hedges its mortgages held for sale at the time the interest rate locks are issued to the customers. The Company believes the election for mortgages held for sale will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives or best-best efforts forward sales commitments. At September 30, 2024 and December 31, 2023, all mortgages held for sale were carried at fair value.

The following table shows the differences between the fair value carrying amount of mortgages held for sale measured at fair value and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity.

(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Excess of fair value carrying amount over (under) unpaid principal
September 30, 2024
Mortgages held for sale reported at fair value	$3,690	$3,358	$332	(1)

December 31, 2023
Mortgages held for sale reported at fair value	$1,442	$1,297	$145	(1)

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
The following table shows the balance of assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2024
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$479,400	$343,967	$—	$823,367
U.S. States and political subdivisions securities	—	81,991	1,058	83,049
Mortgage-backed securities — Federal agencies	—	656,545	—	656,545
Corporate debt securities	—	—	—	—
Foreign government and other securities	—	500	—	500
Total debt securities available-for-sale	479,400	1,083,003	1,058	1,563,461
Mortgages held for sale	—	3,690	—	3,690
Accrued income and other assets (interest rate swap agreements)	—	20,064	—	20,064
Total	$479,400	$1,106,757	$1,058	$1,587,215

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$20,433	$—	$20,433
Total	$—	$20,433	$—	$20,433

December 31, 2023
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$541,461	$381,405	$—	$922,866
U.S. States and political subdivisions securities	—	91,403	1,161	92,564
Mortgage-backed securities — Federal agencies	—	598,252	—	598,252
Corporate debt securities	—	8,329	—	8,329
Foreign government and other securities	—	589	—	589
Total debt securities available-for-sale	541,461	1,079,978	1,161	1,622,600
Mortgages held for sale	—	1,442	—	1,442
Accrued income and other assets (interest rate swap agreements)	—	22,704	—	22,704
Total	$541,461	$1,104,124	$1,161	$1,646,746

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$23,140	$—	$23,140
Total	$—	$23,140	$—	$23,140

The following table shows changes in Level 3 assets measured at fair value on a recurring basis for the quarter ended September 30, 2024 and 2023.

(Dollars in thousands)	U.S. States and political subdivisions securities
Beginning balance July 1, 2024	$1,037
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income (loss)	21
Purchases	—
Issuances	—
Sales	—
Settlements	—
Maturities	—
Transfers into Level 3	—
Transfers out of Level 3	—
Ending balance September 30, 2024	$1,058

Beginning balance July 1, 2023	$4,249
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income (loss)	(26)
Purchases	—
Issuances	—
Sales	—
Settlements	—
Maturities	(85)
Transfers into Level 3	—
Transfers out of Level 3	—
Ending balance September 30, 2023	$4,138
There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2024 or 2023.
The following table shows the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a recurring basis.

(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
September 30, 2024
Debt securities available-for sale
Direct placement municipal securities	$1,058	Discounted cash flows	Credit spread assumption	3.41% - 4.25%	3.68%

December 31, 2023
Debt securities available-for sale
Direct placement municipal securities	$1,161	Discounted cash flows	Credit spread assumption	0.31% - 5.28%	4.28%
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
For assets measured at fair value on a nonrecurring basis, the following represents impairment charges (recoveries) recognized on these assets during the quarter ended September 30, 2024: collateral-dependent impaired loans - $2.30 million; mortgage servicing rights - $0.00 million; repossessions - $0.01 million; and other real estate - $0.00 million.

The following table shows the carrying value of assets measured at fair value on a non-recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2024
Collateral-dependent impaired loans	$—	$—	$15,666	$15,666
Accrued income and other assets (mortgage servicing rights)	—	—	3,490	3,490
Accrued income and other assets (repossessions)	—	—	109	109
Total	$—	$—	$19,265	$19,265

December 31, 2023
Collateral-dependent impaired loans	$—	$—	$6,289	$6,289
Accrued income and other assets (mortgage servicing rights)	—	—	3,670	3,670
Accrued income and other assets (repossessions)	—	—	705	705
Total	$—	$—	$10,664	$10,664
The following table below shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a non-recurring basis.

(Dollars in thousands)	Carrying Value	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
September 30, 2024
Collateral-dependent impaired loans	$15,666	$15,666	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	20% - 73%	29.9%

Mortgage servicing rights	3,490	7,842	Discounted cash flows	Constant prepayment rate (CPR)	7.9% - 31.2%	8.3%
				Discount rate	10.3% - 12.3%	10.4%

Repossessions	109	124	Appraisals, trade publications and auction values	Discount for lack of marketability	0% - 25%	13%

December 31, 2023
Collateral-dependent impaired loans	$6,289	$6,289	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	10% - 20%	13.9%

Mortgage servicing rights	3,670	8,151	Discounted cash flows	Constant prepayment rate (CPR)	6.1% - 17.6%	7.3%
				Discount rate	11.0% - 13.1%	11.2%

Repossessions	705	757	Appraisals, trade publications and auction values	Discount for lack of marketability	0% - 10%	8%
GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.

The following table shows the fair values of the Company’s financial instruments.

(Dollars in thousands)	Carrying or Contract Value	Fair Value	Level 1	Level 2	Level 3
September 30, 2024
Assets:
Cash and due from banks	$99,900	$99,900	$99,900	$—	$—
Federal funds sold and interest bearing deposits with other banks	69,461	69,461	69,461	—	—
Investment securities, available-for-sale	1,563,461	1,563,461	479,400	1,083,003	1,058
Other investments	23,855	23,855	23,855	—	—
Mortgages held for sale	3,690	3,690	—	3,690	—
Loans and leases, net of allowance for loan and lease losses	6,463,776	6,367,340	—	—	6,367,340
Mortgage servicing rights	3,490	7,842	—	—	7,842
Accrued interest receivable	30,721	30,721	—	30,721	—
Interest rate swaps	20,064	20,064	—	20,064	—
Liabilities:
Deposits	$7,125,944	$7,125,447	$5,283,336	$1,842,111	$—
Short-term borrowings	165,677	165,677	65,630	100,047	—
Long-term debt and mandatorily redeemable securities	39,220	38,818	—	38,818	—
Subordinated notes	58,764	59,293	—	59,293	—
Accrued interest payable	43,017	43,017	—	43,017	—
Interest rate swaps	20,433	20,433	—	20,433	—
Off-balance-sheet instruments *	—	177	—	177	—

December 31, 2023
Assets:
Cash and due from banks	$77,474	$77,474	$77,474	$—	$—
Federal funds sold and interest bearing deposits with other banks	52,194	52,194	52,194	—	—
Investment securities, available-for-sale	1,622,600	1,622,600	541,461	1,079,978	1,161
Other investments	25,075	25,075	25,075	—	—
Mortgages held for sale	1,442	1,442	—	1,442	—
Loans and leases, net of allowance for loan and lease losses	6,370,953	6,204,791	—	—	6,204,791
Mortgage servicing rights	3,670	8,151	—	—	8,151
Accrued interest receivable	30,232	30,232	—	30,232	—
Interest rate swaps	22,704	22,704	—	22,704	—
Liabilities:
Deposits	$7,038,581	$7,033,549	$5,299,896	$1,733,653	$—
Short-term borrowings	312,359	312,359	56,013	256,346	—
Long-term debt and mandatorily redeemable securities	47,911	47,098	—	47,098	—
Subordinated notes	58,764	55,842	—	55,842	—
Accrued interest payable	29,520	29,520	—	29,520	—
Interest rate swaps	23,140	23,140	—	23,140	—
Off-balance-sheet instruments *	—	120	—	120	—

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
ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis is presented to provide information concerning 1st Source Corporation and its subsidiaries’ (collectively referred to as “the Company”, “we”, and “our”) financial condition as of September 30, 2024, as compared to December 31, 2023, and the results of operations for the three and nine months ended September 30, 2024 and 2023. This discussion and analysis should be read in conjunction with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2023 Annual Report.
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
FINANCIAL CONDITION
Our total assets at September 30, 2024 were $8.76 billion, an increase of $35.99 million or 0.41% from December 31, 2023. Total investment securities available-for-sale were $1.56 billion, a decrease of $59.14 million or 3.64% from December 31, 2023. The largest contributor to the decrease in investment securities available-for-sale was expected redemptions, which were used to fund loan growth and pay down borrowings. Federal funds sold and interest bearing deposits with other banks were $69.46 million, an increase of $17.27 million or 33.08% from December 31, 2023. The increase in federal funds sold and interest bearing deposits with other banks was due to higher interest bearing deposits at other banks.
Total loans and leases were $6.62 billion, an increase of $97.60 million or 1.50% from December 31, 2023. The largest contributors to the increase in loans and leases was growth in the renewable energy, construction equipment, commercial real estate and residential real estate and home equity portfolios, offset by decreases in the commercial and agricultural, auto and light truck, medium and heavy duty truck, and aircraft portfolios. Our foreign loan and lease balances, all denominated in U.S. dollars were $304.00 million and $302.41 million as of September 30, 2024 and December 31, 2023, respectively. Foreign loans and leases are in aircraft financing. Loan and lease balances to borrowers in Brazil and Mexico were $132.57 million and $137.72 million as of September 30, 2024, respectively, compared to $119.38 million and $147.61 million as of December 31, 2023, respectively. As of September 30, 2024 and December 31, 2023, there was not a significant concentration in any other country.
Equipment owned under operating leases was $13.01 million, a decrease of $7.36 million, or 36.11% compared to December 31, 2023. The largest contributors to the decrease in equipment owned under operating leases was reduced leasing volume primarily due to a change in customer preferences and continued competitive pricing pressure for new business.
Total deposits were $7.13 billion, an increase of $87.36 million or 1.24% from the end of 2023. The largest contributors to the increase in total deposits was higher time, savings, and interest-bearing public fund deposits offset by lower brokered time deposits, consumer and business interest-bearing demand deposits and noninterest-bearing demand deposits. Rate competition for deposits persisted during the third quarter across our footprint from various sources, including traditional bank and credit union competitors, money market funds, bond markets, and other non-bank alternatives.

Short-term borrowings were $165.68 million, a decrease of $146.68 million or 46.96% from December 31, 2023, due primarily to pay downs of short-term FHLB borrowings offset by an increase in repurchase agreements. Long-term debt and mandatorily redeemable securities were $39.22 million, a decrease of $8.69 million or 18.14% from December 31, 2023, due primarily to maturities of long-term FHLB borrowings. Accrued expenses and other liabilities were $199.14 million, a decrease of $2.94 million or 1.46% from December 31, 2023, mainly due to decreased unfunded partnership commitments, offset by increased accrued interest payable.
The following table shows accrued income and other assets.

(Dollars in thousands)	September 30, 2024	December 31, 2023
Accrued income and other assets:
Bank owned life insurance cash surrender value	$85,977	$84,414
Operating lease right of use assets	21,840	21,692
Accrued interest receivable	30,721	30,232
Mortgage servicing rights	3,490	3,670
Repossessions	109	705
Partnership investments carrying amount	149,655	166,596
Deferred tax assets	52,973	64,255
All other assets	49,940	56,215
Total accrued income and other assets	$394,705	$427,779
The largest contributors to the decrease in accrued income and other assets from December 31, 2023, were decreases in partnership investments, the fair value of interest rate swap contracts with customers, accounts receivable and deferred tax assets, offset by increased bank owned life insurance cash surrender value during the period.
CAPITAL
As of September 30, 2024, total shareholders’ equity was $1.10 billion, up $114.69 million, or 11.59% from the $989.57 million at December 31, 2023. In addition to net income of $101.19 million, other significant changes in shareholders’ equity during the first nine months of 2024 included $25.54 million of dividends paid. The accumulated other comprehensive loss component of shareholders’ equity decreased to $71.23 million at September 30, 2024, compared to $106.32 million at December 31, 2023, due to changes in market conditions on our available-for-sale investment portfolio. Our shareholders’ equity-to-assets ratio was 12.60% as of September 30, 2024, compared to 11.34% at December 31, 2023. Book value per common share increased to $45.05 at September 30, 2024, from $40.50 at December 31, 2023, primarily due to increased retained earnings and decreased accumulated other comprehensive losses.
We declared and paid cash dividends per common share of $0.36 during the third quarter of 2024. The trailing four quarters dividend payout ratio, representing cash dividends per common share divided by diluted earnings per common share, was 26.34%. The dividend payout is continually reviewed by management and the Board of Directors subject to the Company’s capital and dividend policy.
The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations.

The actual capital amounts and ratios of 1st Source Corporation and 1st Source Bank as of September 30, 2024, remained at their historically strong and conservative levels and are presented in the table below.

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$1,321,331	17.10%	$618,206	8.00%	$811,395	10.50%	$772,757	10.00%
1st Source Bank	1,227,882	15.89	618,088	8.00	811,241	10.50	772,610	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	1,223,958	15.84	463,654	6.00	656,843	8.50	618,206	8.00
1st Source Bank	1,130,527	14.63	463,566	6.00	656,719	8.50	618,088	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	1,096,006	14.18	347,741	4.50	540,930	7.00	502,292	6.50
1st Source Bank	1,059,575	13.71	347,675	4.50	540,827	7.00	502,197	6.50
Tier 1 Capital (to Average Assets):
1st Source Corporation	1,223,958	13.93	351,341	4.00	N/A	N/A	439,177	5.00
1st Source Bank	1,130,527	12.88	351,232	4.00	N/A	N/A	439,040	5.00
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
We maintain prudent strategies to support a strong liquidity position. The following table represents our sources of liquidity as of September 30, 2024.

(Dollars in thousands)	Available
Internal Sources
Unencumbered securities	$1,188,810
External Sources
FHLB advances(1)	640,528
FRB borrowings(2)	388,580
Fed funds purchased(3)	410,000
Brokered deposits(4)	310,791
Listing services deposits(4)	437,133
Total liquidity	$3,375,842
% of Total deposits net brokered and listing services certificates of deposit	51.46%
(1) Availability is shown net of required stock purchases under the FHLB activity-based stock ownership requirement, which is currently 4.50%, and may vary
(2) Includes access to discount window and Bank Term Funding Program
(3) Availability contingent on correspondent bank approvals at time of borrowing
(4) Availability contingent on internal borrowing guidelines
External sources as listed in the table above are managed to approved guidelines by our Board of Directors. Total net available liquidity was $3.38 billion at September 30, 2024, which accounted for approximately 51% of total deposits net of brokered and listing services certificates of deposit.
Our loan to asset ratio was 75.49% at September 30, 2024 compared to 74.69% at December 31, 2023 and 74.53% at September 30, 2023. Cash and cash equivalents totaled $169.36 million at September 30, 2024 compared to $129.67 million at December 31, 2023 and $111.14 million at September 30, 2023. The increase in cash and cash equivalents was primarily due to an increase in core deposits and the expected redemptions of investment securities available-for-sale. At September 30, 2024, the Consolidated Statements of Financial Condition was rate sensitive by $496.59 million more liabilities than assets scheduled to reprice within one year, or approximately 0.89%. Management believes that the present funding sources provide adequate liquidity to meet our cash flow needs.

Under Indiana law governing the collateralization of public fund deposits, the Indiana Board of Depositories determines which financial institutions are required to pledge collateral based on the strength of their financial ratings. We have been informed that no collateral is required for our public fund deposits. However, the Board of Depositories could alter this requirement in the future and adversely impact our liquidity. Our potential liquidity exposure if we must pledge collateral is approximately $1.24 billion.
RESULTS OF OPERATIONS
Net income available to common shareholders for the three and nine month periods ended September 30, 2024 was $34.94 million and $101.19 million compared to $32.94 million and $96.50 million for the same periods in 2023. Diluted net income per common share was $1.41 and $4.09 for the three and nine month periods ended September 30, 2024, compared to $1.32 and $3.87 earned for the same periods in 2023. Return on average common shareholders’ equity was 13.02% for the nine months ended September 30, 2024, compared to 14.04% in 2023. The return on total average assets was 1.55% for the nine months ended September 30, 2024, compared to 1.54% in 2023.
Net income increased for the nine months ended September 30, 2024, compared to the first nine months of 2023. Net interest income increased and noninterest expense decreased offset by an increase in the provision for credit losses and a decrease in noninterest income. Details of the changes in the various components of net income are discussed further below.

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
DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL

				Three Months Ended
	September 30, 2024			June 30, 2024			September 30, 2023
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
ASSETS
Investment securities available-for-sale:
Taxable	$1,510,162	$6,120	1.61%	$1,524,751	$5,900	1.56%	$1,605,912	$5,918	1.46%
Tax exempt(1)	29,057	316	4.33%	29,611	319	4.33%	39,994	397	3.94%
Mortgages held for sale	3,758	63	6.67%	4,179	65	6.26%	3,169	54	6.76%
Loans and leases, net of unearned discount(1)	6,605,677	115,216	6.94%	6,606,209	113,115	6.89%	6,245,883	100,244	6.37%
Other investments	124,647	1,659	5.29%	138,768	1,914	5.55%	68,579	883	5.11%
Total earning assets(1)	8,273,301	123,374	5.93%	8,303,518	121,313	5.88%	7,963,537	107,496	5.36%
Cash and due from banks	64,014			60,908			68,640
Allowance for loan and lease losses	(151,693)			(149,688)			(145,197)
Other assets	534,202			546,268			530,411
Total assets	$8,719,824			$8,761,006			$8,417,391

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$5,534,358	$43,782	3.15%	$5,603,880	$43,095	3.09%	$5,247,332	$34,405	2.60%
Short-term borrowings:
Securities sold under agreements to repurchase	64,032	173	1.07%	61,729	146	0.95%	60,736	35	0.23%
Other short-term borrowings	110,710	1,336	4.80%	159,953	2,012	5.06%	153,523	2,101	5.43%
Subordinated notes	58,764	1,054	7.14%	58,764	1,061	7.26%	58,764	1,060	7.16%
Long-term debt and mandatorily redeemable securities	39,119	1,399	14.23%	38,590	805	8.39%	46,519	489	4.17%
Total interest-bearing liabilities	5,806,983	47,744	3.27%	5,922,916	47,119	3.20%	5,566,874	38,090	2.71%
Noninterest-bearing deposits	1,600,068			1,579,798			1,702,773
Other liabilities	161,978			159,552			148,192
Shareholders’ equity	1,079,543			1,027,138			940,544
Noncontrolling interests	71,252			71,602			59,008
Total liabilities and equity	$8,719,824			$8,761,006			$8,417,391
Less: Fully tax-equivalent adjustments		(144)			(144)			(170)
Net interest income/margin (GAAP-derived)(1)		$75,486	3.63%		$74,050	3.59%		$69,236	3.45%
Fully tax-equivalent adjustments		144			144			170
Net interest income/margin - FTE(1)		$75,630	3.64%		$74,194	3.59%		$69,406	3.46%

(1) See “Reconciliation of Non-GAAP Financial Measures” at the end of this section for additional information on this performance measure/ratio.
Quarter Ended September 30, 2024 compared to the Quarter Ended September 30, 2023
The taxable-equivalent net interest income for the three months ended September 30, 2024 was $75.63 million, an increase of 8.97% over the same period in 2023. The net interest margin on a fully taxable-equivalent basis was 3.64% for the three months ended September 30, 2024, compared to 3.46% for the three months ended September 30, 2023.
During the three month period ended September 30, 2024, average earning assets increased $309.76 million, up 3.89% over the comparable period in 2023. Average interest-bearing liabilities increased $240.11 million or 4.31%. The yield on average earning assets increased 57 basis points to 5.93% from 5.36% at September 30, 2023, primarily due to higher rates on loans and leases and higher balances of other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank (FHLB) stock and commercial paper. Total cost of average interest-bearing liabilities increased 56 basis points to 3.27% from 2.71% as a result of higher rates on interest-bearing deposits and a rise in imputed interest on mandatorily redeemable securities. The result to the tax-equivalent net interest margin, or the ratio of tax-equivalent net interest income to average earning assets, was an increase of 18 basis points.

The largest contributors to the improved yield on average earning assets for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, was an increase in yields on loans and leases and higher balances of other investments, primarily excess reserves held at the Federal Reserve Bank. The yield on loans and leases grew 57 basis points, mainly from rising interest rates. Average loans and leases increased $359.79 million or 5.76%, primarily in the commercial real estate, renewable energy, construction equipment, auto and light truck, and residential real estate portfolios. Net interest recoveries positively contributed four basis points to the yield on average loans and leases during the quarter and four basis points to the average loans and leases yield during the prior year third quarter. Average investment securities decreased $106.69 million or 6.48%, primarily due to the use of proceeds from matured securities to fund loan growth. Average other investments, primarily held at the Federal Reserve Bank, increased $56.07 million or 81.76%.
Average interest-bearing deposits increased $287.03 million, or 5.47% for the third quarter of 2024 over the same period in 2023 primarily in savings, time, and interest-bearing public fund deposits. The effective rate on average interest-bearing deposits increased 55 basis points to 3.15% from 2.60%, in line with the competitive rate environment. Average noninterest-bearing deposits declined $102.71 million or 6.03% for the third quarter of 2024 over the same period in 2023, largely due to greater utilization of excess funds by our business customers, and a heightened rate sensitivity in our customer base given the overall level of market yields.
Average short-term borrowings decreased $39.52 million or 18.44% for the third quarter of 2024 compared to the same period in 2023. Interest on short-term borrowings decreased 52 basis points due to lower short-term FHLB borrowings and utilization of the Federal Reserve’s Bank Term Funding Program. Interest on subordinated notes decreased two basis points during the third quarter of 2024 from the same period a year ago due to a slight variable rate decrease on one tranche. Average long-term debt and mandatorily redeemable securities balances decreased $7.40 million or 15.91%, primarily from the maturity of long-term debt. Interest on long-term debt and mandatorily redeemable securities increased 1,006 basis points during the third quarter of 2024 from the same period in 2023, primarily due to higher imputed interest on mandatorily redeemable securities from a larger increase in book value per share during the quarter compared to the previous year’s third quarter. Mandatorily redeemable securities are issued under the terms of one of our executive incentive compensation plans and are settled based on book value per share with changes from the previous reporting date recorded as interest expense.

	Nine Months Ended
	September 30, 2024			September 30, 2023
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
ASSETS
Investment securities available-for-sale:
Taxable	$1,537,066	$18,099	1.57%	$1,657,241	$18,512	1.49%
Tax exempt(1)	30,057	962	4.28%	46,385	1,413	4.07%
Mortgages held for sale	3,257	162	6.64%	2,489	114	6.12%
Loans and leases, net of unearned discount(1)	6,572,108	337,580	6.86%	6,141,849	280,374	6.10%
Other investments	110,580	4,500	5.44%	69,799	2,498	4.78%
Total earning assets(1)	8,253,068	361,303	5.85%	7,917,763	302,911	5.11%
Cash and due from banks	62,277			70,288
Allowance for loan and lease losses	(150,127)			(143,545)
Other assets	545,805			523,548
Total assets	$8,711,023			$8,368,054

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$5,511,116	$126,621	3.07%	$5,143,493	$84,538	2.20%
Short-term borrowings:
Securities sold under agreements to repurchase	57,934	366	0.84%	87,909	107	0.16%
Other short-term borrowings	168,234	6,403	5.08%	133,965	5,047	5.04%
Subordinated notes	58,764	3,176	7.22%	58,764	3,108	7.07%
Long-term debt and mandatorily redeemable securities	41,633	2,850	9.14%	46,174	2,219	6.43%
Total interest-bearing liabilities	5,837,681	139,416	3.19%	5,470,305	95,019	2.32%
Noninterest-bearing deposits	1,598,711			1,776,202
Other liabilities	163,091			143,086
Shareholders’ equity	1,037,809			919,182
Noncontrolling interests	73,731			59,279
Total liabilities and equity	$8,711,023			$8,368,054
Less: Fully tax-equivalent adjustments		(436)			(575)
Net interest income/margin (GAAP-derived)(1)		$221,451	3.58%		$207,317	3.50%
Fully tax-equivalent adjustments		436			575
Net interest income/margin - FTE(1)		$221,887	3.59%		$207,892	3.51%

(1) See “Reconciliation of Non-GAAP Financial Measures” at the end of this section for additional information on this performance measure/ratio.
Nine Months Ended September 30, 2024 compared to the Nine Months Ended September 30, 2023
The taxable-equivalent net interest income for the nine months ended September 30, 2024, was $221.89 million, an increase of 6.73% over the same period in 2023. The net interest margin on a fully taxable-equivalent basis was 3.59% for the nine months ended September 30, 2024, compared to 3.51% for the same period in 2023.
During the nine month period ended September 30, 2024, average earning assets increased $335.31 million, up 4.23% over the comparable period in 2023. Average interest-bearing liabilities increased $367.38 million or 6.72%. The yield on average earning assets increased 74 basis points to 5.85% from 5.11% primarily due to higher rates on loans and leases and higher balances of other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank (FHLB) stock and commercial paper. Total cost of average interest-bearing liabilities increased 87 basis points to 3.19% from 2.32%, as a result of repricing of interest-bearing deposits and higher other short-term borrowings balances, which is predominately short-term FHLB borrowings and Federal Reserve Bank Term Funding Program borrowings. The result to the net interest margin, or the ratio of net interest income to average earning assets, was a net eight basis point improvement.
The largest contributor to the improved yield on average earning assets for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was an increase in yields on net loans and leases of 76 basis points primarily due to market conditions. Average loans and leases increased $430.26 million, up 7.01%. Net interest recoveries positively contributed five basis points to the yield on average loans and leases during the first nine months of 2024 and two basis points during the first nine months of 2023. Average mortgages held for sale increased $0.77 million or 30.86%. Average investment securities decreased $136.50 million or 8.01%, which represents the use of proceeds from the maturity of securities to fund loan growth. Average other investments, primarily held at the Federal Reserve Bank, increased $40.78 million or 58.43%.

Average interest-bearing deposits increased $367.62 million or 7.15% for the first nine months of 2024 over the same period in 2023, primarily due to increased time deposits, brokered deposits, savings account balances and interest-bearing public fund deposits. The effective rate on average interest-bearing deposits increased 87 basis points to 3.07% from 2.20%, mainly from rate competition in the market. Average noninterest-bearing deposits declined $177.49 million or 9.99% for the first nine months of 2024, over the same period in 2023, primarily due to persistent rate competition for deposits and greater utilization of excess funds by our business customers.
Average short-term borrowings increased $4.29 million or 1.94% for the first nine months of 2024 compared to the same period in 2023. Interest on short-term borrowings increased 89 basis points due to higher Federal Reserve Bank Term Funding Program borrowings and lower securities sold under agreements to repurchase balances. Interest on subordinated notes increased 15 basis points due to a variable rate increase on one tranche. Average long-term debt and mandatorily redeemable securities balances decreased $4.54 million or 9.83%. Interest on long-term debt and mandatorily redeemable securities increased 271 basis points due to higher imputed interest on mandatorily redeemable securities from an increase in book value per share during 2024 compared to the previous year. Mandatorily redeemable securities are issued under the terms of one of our executive incentive compensation plans and are settled based on book value per share with changes from the previous reporting date recorded as interest expense.
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

		Three Months Ended			Nine Months Ended
		September 30,	June 30,	September 30,	September 30,	September 30,
(Dollars in thousands)		2024	2024	2023	2024	2023
Calculation of Net Interest Margin
(A)	Interest income (GAAP)	$123,230	$121,169	$107,326	$360,867	$302,336
	Fully tax-equivalent adjustments:
(B)	- Loans and leases	79	79	92	239	293
(C)	- Tax-exempt investment securities	65	65	78	197	282
(D)	Interest income - FTE (A+B+C)	123,374	121,313	107,496	361,303	302,911
(E)	Interest expense (GAAP)	47,744	47,119	38,090	139,416	95,019
(F)	Net interest income (GAAP) (A–E)	75,486	74,050	69,236	221,451	207,317
(G)	Net interest income - FTE (D–E)	75,630	74,194	69,406	221,887	207,892
(H)	Annualization factor	3.978	4.022	3.967	1.336	1.337
(I)	Total earning assets	$8,273,301	$8,303,518	$7,963,537	$8,253,068	$7,917,763
	Net interest margin (GAAP-derived) (F*H)/I	3.63%	3.59%	3.45%	3.58%	3.50%
	Net interest margin - FTE (G*H)/I	3.64%	3.59%	3.46%	3.59%	3.51%

PROVISION AND ALLOWANCE FOR CREDIT LOSSES
The provision for credit losses for the three and nine months ended September 30, 2024, was $3.11 million and $9.76 million compared to $0.86 million and $3.96 million during the three and nine months ended September 30, 2023. Net charge-offs of $0.85 million or 0.05% of average loans and leases were recorded for the third quarter of 2024, compared to net charge-offs of $0.33 million or 0.02% of average loans and leases for the same quarter a year ago. Year-to-date net charge-offs of $4.99 million or 0.10% of average loans and leases have been recorded in 2024, compared to net recoveries of $0.85 million or 0.02% of average loans and leases through September 30, 2023. Net charge-offs recognized in 2024 are principally concentrated in the commercial and agricultural portfolio.

The provision for credit losses for the three months ended September 30, 2024, was driven by a change in quantitative assumptions regarding the treatment of renewals for loans in special attention which increased historical loss rates primarily in the commercial and agricultural and construction equipment portfolios, a slight increase in the forecast adjustment due to a mixed forward economic outlook, and an increase in special attention outstandings which carry higher reserves, most notably in the auto and light truck and commercial and agricultural portfolios. Risks include a fragile domestic GDP outlook, heightened geopolitical instability, tightened credit conditions, a softening labor market, and continued elevated levels of inflation and interest rates. We remain concerned about the potential risks in our small business portfolio, as liquidity provided by government programs afforded to our lending clients dissipates. Clients in our auto and light truck portfolio are experiencing softening rental rates and pockets of excess fleet inventory. Consumers remain under stress and economic imbalances are prevalent as rising consumer costs have tended to outpace income growth. Impairment reserves for assets individually evaluated total $1.55 million this quarter, consisting of accounts in our construction equipment and commercial and agricultural portfolios.
We continually evaluate risks which may impact our loan portfolios. Such risks include a cautious economic outlook and increased uncertainty fueled by widening conflicts around the world, and the Federal Reserve’s challenge of maintaining full employment, while balancing inflation and interest rate concerns in the effort to maintain overall economic stability. The possibility for economic disruption remains a concern, as geopolitical events and fragile growth prospects raise the potential for adverse impacts in the domestic and global economies. Higher interest rates apply downward pressure to asset values which collateralize our loans. Credit market conditions remain tightened. The growth outlook in the U.S. is mixed, and is susceptible to disruption caused by global conflicts and an environment of heightened instability. The upcoming domestic election presents additional uncertainty while highlighting increasing division within the electorate and uncompromising political partisanship. Political discord is also an ever-present threat in our Latin American markets. Corruption scandals persist and U.S. border concerns are heightened. Globally, there is an ever-present threat of terrorism.
Our aircraft portfolio exhibits collateral concentration and contains $304 million of foreign exposure at September 30, 2024, the majority of which is in Mexico and Brazil. We review political and economic data for these countries on a regular basis to assess the impact the environment may have on our customers. Historically, we have experienced volatile and unanticipated losses in both the foreign and domestic segments of our aircraft portfolios. Losses have been primarily attributable to unexpected declines in the value of specific aircraft collateral at a time when the borrower is experiencing financial difficulties. We review and assess aircraft values on an ongoing basis and use a tiered approach to establish advance rates and amortization schedules to limit collateral exposure. We continually monitor individual customer performance and assess risks in the overall portfolio.
On September 30, 2024, 30 day and over loan and lease delinquency as a percentage of loan and lease balances was 0.31%, compared to 0.10% on September 30, 2023. The allowance for loan and lease losses as a percentage of loans and leases outstanding at the end of the period was 2.30% compared to 2.27% one year ago. A summary of loan and lease loss experience during the three and nine months ended September 30, 2024 and 2023 is located in Note 5 of the Consolidated Financial Statements.
NONPERFORMING ASSETS
The following table shows nonperforming assets.

(Dollars in thousands)	September 30, 2024	December 31, 2023	September 30, 2023
Loans and leases past due 90 days or more	$100	$149	$154
Nonaccrual loans and leases	30,678	23,381	16,617
Other real estate	—	—	117
Repossessions	109	705	233
Total nonperforming assets	$30,887	$24,235	$17,121
Nonperforming assets to loans and leases, net of unearned discount	0.47%	0.37%	0.27%
Nonperforming assets totaled $30.89 million at September 30, 2024, an increase of 27.45% from the $24.24 million reported at December 31, 2023, and a 80.40% increase from the $17.12 million reported at September 30, 2023. The increase in nonperforming assets during the first nine months of 2024 was related to higher nonaccrual loans and leases. The increase in nonperforming assets at September 30, 2024 from September 30, 2023, was also related to an increase in nonaccrual loans and leases. There were no properties held in other real estate at September 30, 2024.
The increase in nonaccrual loans and leases at September 30, 2024 from December 31, 2023, was predominantly in our construction equipment portfolio offset by lower balances in our commercial and agricultural portfolio due to charge-off activity during the year. A summary of nonaccrual loans and leases and past due aging for the period ended September 30, 2024, and December 31, 2023, is located in Note 4 of the Consolidated Financial Statements.

Repossessions consisted of a few loans in the construction equipment and consumer portfolios at September 30, 2024. At the time of repossession, the recorded amount of the loan or lease is written down to the fair value of the equipment or vehicle by a charge to the allowance for loan and lease losses or other income, if a positive adjustment, unless the equipment is in the process of immediate sale. Any subsequent fair value write-downs or write-ups, to the extent of previous write-downs, are included in noninterest expense.
The following table shows a summary of repossessions and other real estate.

(Dollars in thousands)	September 30, 2024	December 31, 2023	September 30, 2023
Commercial and agricultural	$—	$—	$—
Renewable energy	—	—	—
Auto and light truck	—	689	213
Medium and heavy duty truck	—	—	—
Aircraft	—	—	—
Construction equipment	66	—	—
Commercial real estate	—	—	—
Residential real estate and home equity	—	—	117
Consumer	43	16	20
Total	$109	$705	$350
For financial statement purposes, nonaccrual loans and leases are included in loan and lease outstandings, whereas repossessions and other real estate are included in other assets.
NONINTEREST INCOME
The following table shows the details of noninterest income.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Noninterest income:
Trust and wealth advisory	$6,524	$5,648	876	15.51%	$19,892	$17,794	2,098	11.79%
Service charges on deposit accounts	3,279	3,297	(18)	(0.55)%	9,552	9,418	134	1.42%
Debit card	4,598	4,377	221	5.05%	13,361	13,585	(224)	(1.65)%
Mortgage banking	1,042	971	71	7.31%	3,272	2,699	573	21.23%
Insurance commissions	1,641	1,714	(73)	(4.26)%	5,028	5,384	(356)	(6.61)%
Equipment rental	1,141	2,101	(960)	(45.69)%	4,069	6,930	(2,861)	(41.28)%
Losses on investment securities available-for-sale	—	—	—	—	—	(44)	44	NM
Other	4,223	6,347	(2,124)	(33.46)%	12,651	14,781	(2,130)	(14.41)%
Total noninterest income	$22,448	$24,455	(2,007)	(8.21)%	$67,825	$70,547	(2,722)	(3.86)%
NM = Not Meaningful
Trust and wealth advisory fees (which include investment management fees, estate administration fees, mutual fund fees, annuity fees, and fiduciary fees) increased during the three and nine months ended September 30, 2024, compared with the same periods a year ago. Trust and wealth advisory fees are largely based the number and size of client relationships and the market value of assets under management. The market value of trust assets under management at September 30, 2024, December 31, 2023, and September 30, 2023, was $6.03 billion, $5.46 billion, and $4.96 billion, respectively. Positive equity market returns during the first nine months of 2024 resulted in an increase in assets under management.
Service charges on deposit accounts was relatively flat during the three months ended September 30, 2024, but increased for the nine months ended September 30, 2024, over the comparable periods in 2023. The increase for the first nine months of 2024 primarily reflects a higher volume of business deposit account and consumer non-sufficient fund and overdraft fees.
Debit card income increased during the three months ended September 30, 2024, but decreased for the first nine months of 2024 compared to the same periods a year ago. The increase during the third quarter was due to an overall increase in client transactions. The primary driver of the decrease for the nine months ending September 30, 2024 was related to shifts in both client transaction behavior and the networks over which those merchants are routing transactions.

Mortgage banking income increased during the three and nine months ended September 30, 2024, compared to the same periods in 2023. The increase was primarily a result of higher production and margins on loans originated for the secondary market.
Insurance commissions declined during the three and nine months ended September 30, 2024, compared to the same periods a year ago. The decrease was mainly due to decreased contingent commissions received.
Equipment rental income decreased for the three and nine months ended September 30, 2024, over the comparable periods in 2023. The decline was the result of a reduction in the average equipment rental portfolio by 42.4% over the same period a year ago, due to changing customer preferences and competitive pricing pressures for new business.
There were no losses on available-for-sale investment securities during the nine months ended September 30, 2024.
Other income decreased for the three and nine months ended September 30, 2024, compared to the comparable periods in 2023. The decrease was primarily the result of decreased partnership investment gains on sale of renewable energy tax equity investments, customer interest rate swap fees, and a decline in bank owned life insurance policy claims recognized offset by a rise in brokerage commissions and fees.
NONINTEREST EXPENSE
The following table shows the details of noninterest expense.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$31,274	$28,866	$2,408	8.34%	$90,084	$85,699	$4,385	5.12%
Net occupancy	3,011	2,867	144	5.02%	8,915	8,165	750	9.19%
Furniture and equipment	1,496	1,217	279	22.93%	3,910	3,938	(28)	(0.71)%
Data processing	7,002	6,289	713	11.34%	20,214	18,714	1,500	8.02%
Depreciation – leased equipment	907	1,672	(765)	(45.75)%	3,194	5,570	(2,376)	(42.66)%
Professional fees	1,928	1,763	165	9.36%	4,986	4,149	837	20.17%
FDIC and other insurance	1,423	1,598	(175)	(10.95)%	4,707	4,302	405	9.41%
Business development and marketing	1,671	1,201	470	39.13%	5,441	4,822	619	12.84%
Other	731	4,693	(3,962)	(84.42)%	7,069	13,393	(6,324)	(47.22)%
Total noninterest expense	$49,443	$50,166	$(723)	(1.44)%	$148,520	$148,752	$(232)	(0.16)%
Salaries and employee benefits increased during the three and nine months ended September 30, 2024, compared to the same periods in 2023. Higher base salaries were a result of normal merit increases, wage inflation, as well as a higher headcount due to fewer open positions compared to the previous year. Additionally, increases in incentive compensation were offset by a reduction in group insurance claims.
Net occupancy expense increased during the three and nine months ended September 30, 2024, compared to the same periods in 2023. The increase for both periods was primarily due to increased premises expenses and higher rent.
Furniture and equipment expenses, including depreciation, increased during the third quarter of 2024, and were relatively flat during the nine months ended September 30, 2024, compared to the same periods a year ago. The increase in the quarter was primarily due to increased equipment repairs and purchases of furniture and equipment.
Data processing expense grew during the three and nine months ended September 30, 2024, compared to the same periods a year ago due primarily to higher computer processing charges and software maintenance expense on technology projects.
Depreciation on leased equipment decreased for the three and nine months ended September 30, 2024, compared to the same periods in 2023. Depreciation on leased equipment correlates with the decrease in equipment rental income.
Professional fees were higher during the three and nine months ended September 30, 2024, compared to the same periods a year ago. The increase was primarily due to a $1.08 million reversal of accrued legal fees in the first quarter of 2023, as well as an increase in audit and examination fees and professional consulting fees during the year.
FDIC and other insurance was lower during the third quarter of 2024, and was higher during the nine months ended September 30, 2024, compared to the same periods in 2023. The decrease for the quarter was the result of lower blanket bond insurance premiums due to a more cost effective policy renewal during the quarter. The increase for the first nine months of 2024 was mainly due to higher blanket bond insurance premiums as compared to the prior year.

Business development and marketing expense was higher during the third quarter and first nine months of 2024 compared to the same periods a year ago. The increases during the year were related to an increase in business meals, entertainment, travel opportunities, and marketing promotions.
Other expenses were lower during the three and nine months ended September 30, 2024, compared to the same periods in 2023. The decreases were primarily the result of a reduction in the provision for unfunded loan commitments, gains related to the sale of fixed assets, lower printing and postage costs, reduced data communication line charges, and a reduction in employment and relocation costs.
INCOME TAXES
The provision for income taxes for the three and nine month periods ended September 30, 2024 was $10.47 million and $29.82 million compared to $9.73 million and $28.64 million for the same periods in 2023. The effective tax rate was 23.07% and 22.80% for the quarters ended September 30, 2024 and 2023, respectively and 22.76% and 22.88% for the nine months ended September 30, 2024 and 2023, respectively. The increase in the quarterly effective tax rate was due to higher permanent book and tax differences in relationship to pretax income in 2024 compared to 2023.
ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risks faced by 1st Source since December 31, 2023. For information regarding our market risk, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 4.
CONTROLS AND PROCEDURES
As of the end of the period covered by this report an evaluation was carried out, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2024, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the third fiscal quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.        Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs
July 01 - 31, 2024	—	$—	—	1,000,000
August 01 - 31, 2024	—	—	—	1,000,000
September 01 - 30, 2024	—	—	—	1,000,000

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
ITEM 3.        Defaults Upon Senior Securities.
None
ITEM 4.        Mine Safety Disclosures.
None
ITEM 5.        Other Information.
During the three months ended September 30, 2024, there were no “Rule 10b5-1 trading plans” or “non-Rule 10b5-1 trading arrangements” adopted, modified or terminated by any director or officer of the Company (as each term is defined in Item 408(a) of Regulation S-K).
ITEM 6.        Exhibits.
The following exhibits are filed with this report:

10(c)	1st Source Corporation 1982 Executive Incentive Plan, amended October 23, 2024, filed herewith.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Chief Financial Officer.

101.INS	XBRL Instance Document — The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1st Source Corporation

DATE	October 24, 2024	/s/ CHRISTOPHER J. MURPHY III
Christopher J. Murphy III Chairman of the Board and CEO

DATE	October 24, 2024	/s/ BRETT A. BAUER
Brett A. Bauer Treasurer and Chief Financial Officer Principal Accounting Officer