Form 10-K
period 2024-12-31
1ST SOURCE CORP
filed 2025-02-18
CIK 34782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2024 was $1,020,669,837
The number of shares outstanding of each of the registrant’s classes of stock as of February 14, 2025: Common Stock, without par value — 24,553,443 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2025 Proxy Statement for the 2025 annual meeting of shareholders to be held April 24, 2025, are incorporated by reference into Part III.

Part I
Item 1. Business.
1ST SOURCE CORPORATION
1st Source Corporation, an Indiana corporation incorporated in 1971, is a bank holding company headquartered in South Bend, Indiana that provides, through its subsidiaries (collectively referred to as “1st Source”, the “Company”, “we”, and “our”), a broad array of financial products and services. 1st Source Bank (“Bank”), its banking subsidiary, offers commercial and consumer banking services, trust and wealth advisory services, and insurance to individual and business clients through most of our 77 banking center locations in 18 counties in Indiana and Michigan and Sarasota County in Florida. 1st Source Bank’s Specialty Finance Group, with 18 locations nationwide, offers specialized financing services for construction equipment, new and pre-owned private and cargo aircraft, and various vehicle types (cars, trucks, vans) for fleet purposes. While our Specialty Finance lending portfolio is concentrated in certain equipment types, we serve a diverse client base. We are not dependent upon any single industry or client. At December 31, 2024, we had consolidated total assets of $8.93 billion, total loans and leases of $6.85 billion, total deposits of $7.23 billion, and total shareholders’ equity of $1.11 billion.
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
Specialty Finance Group Services — Our Specialty Finance Group provides comprehensive commercial new and pre-owned equipment loan and lease products in four areas: construction equipment; aircraft; auto and light trucks; and medium and heavy duty trucks.
Construction equipment financing includes financing of new and pre-owned equipment (i.e., bulldozers, excavators, cranes, loaders, and asphalt and concrete plants etc.). Construction equipment finance relationships which may include multiple pieces of equipment generally range from $100,000 to $35 million with fixed or variable interest rates and terms of one to ten years.
Aircraft financing consists of financings for new and pre-owned general aviation aircraft (including helicopters) for private and corporate users, select aircraft distributors and dealers, charter operators, cargo carriers, and other aircraft operators. 1st Source Bank also provides selective international aircraft financing, primarily in Mexico and Brazil. Aircraft finance relationships generally range from $500,000 to $30 million with fixed or variable interest rates and terms of one to ten years.

We offer auto and light truck fleet financing for new and pre-owned vehicles to automobile and light truck rental companies, commercial leasing companies, and a limited number of single unit financing for users of specialty vehicles (step vans, vocational work trucks, motor coaches, shuttle buses and funeral cars). The auto and light truck finance relationships generally range from $100,000 to $40 million with fixed or variable interest rates and terms of one to eight years.
The medium and heavy duty truck division provides new and pre-owned fleet financing for highway tractors, medium duty trucks and trailers to the trucking industry. Medium and heavy duty truck finance relationships generally range from $50,000 to $25 million with fixed or variable interest rates and terms of three to eight years.
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
1st Source Bank is the managing general partner in eight subsidiaries that have interests in tax-advantaged investments with third parties.
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
OUR PEOPLE
At December 31, 2024, we had approximately 1,205 colleagues on a full-time equivalent basis. As a service-driven business, our long-term success depends on our people. And as we have grown, the importance of our talent strategy has intensified. We are committed to a multi-dimensional approach to talent and culture.
Diversity, Equity, and Inclusion — We cultivate diversity in all forms as part of building a strong culture in which inclusion and belonging are paramount. Our culture is what unifies our colleagues across our diverse business model, ensures we are best positioned to serve our diverse clients and propels our continuous evolution.
•For the third consecutive year, all new employees completed a series of facilitated training sessions on unconscious bias within six months of hire.

•Diversity in leadership starts with our Board of Directors and we are proud to report that five of our twelve Board Members (42%) are women or minority.
•For the eighth consecutive year, more than 21% of our new hires were diverse colleagues.
•In 2024, the Company was recognized as Forbes America’s Best Banks and for the third consecutive year as Forbes Best-In-State Bank.
Training and Talent Development — We believe a critical driver of our future growth is the ability to grow leaders. We provide developmental opportunities for our colleagues at all levels through a robust set of formal and informal programs.
•1st Source University enables colleagues to build skills and knowledge in multiple facets of our business.
•In 2024, 1st Source colleagues completed over 43,500 training modules consisting of over 985 different courses covering topics such as regulations, leadership development, relationship building, cybersecurity, communication, and unconscious bias.
•The 1st Source L.E.A.D. program is a set of immersive experiences and collaborative interactions, developing leadership capability over a twelve-month period. The program is built around a series of best-in-class leadership principles.
•The 1st Source Engaging Manager program is a development program designed to help managers achieve their purpose to develop and lead engaging teams. It focuses on strategies for maximizing the talents of each individual, strengthening team effectiveness, and building high performing teams that deliver on the 1st Source mission to help our clients achieve security, build wealth, and realize their dreams.
•The Commercial Banker Development Program is a rotational program for recent college graduates designed to expose participants to fundamentals of commercial banking.
•The Tuition Reimbursement Program reflects our culture of continuous learning. In 2024, we reimbursed over $132,500 to colleagues for tuition at 16 different Colleges and Universities with an average of approximately $3,900 per colleague who used the benefit.
•To encourage our colleagues to build careers delivering the highest levels of outstanding client service at 1st Source Bank, we developed mastery career paths for critical roles including personal and commercial banking, management and pre-management, and customer service. In 2024, 66 career paths were tracked in our Learning Management System. Our colleagues, completed 468 career paths, made progress on 310 paths, and more than 5,100 skills were developed.
•Our personal finance course is just one of the ways that we helped our colleagues learn the 1st Source philosophy on topics including: Savings and Emergency Fund, Budgeting, Credit and Debt, Renting and Home Ownership, Investing and Retirement, and Protecting your Assets and Charitable Giving. Our colleagues use the same learning resources provided to our clients on 1stsource.com, to better prepare them to discuss these important financial topics.
•The Business of Banking series, facilitated internally, helps colleagues learn more about the banking industry as well as different areas of 1st Source Bank. More than 40 leaders across the bank spend time discussing their departments, and how they contribute to our mission to help our clients achieve security, build wealth, and realize their dreams.
Community Engagement — Our organization is only as strong as the communities we serve. 1st Source and our colleagues are proud to support our local schools, nonprofits, and faith groups.
•In 2024, our colleagues donated approximately 13,900 hours to a total of 530 different organizations.
•In 2024, our colleagues contributed over $190,000 to local United Way organizations.
•In 2024, 1st Source contributed over $600,000 to over 400 deserving and successful community service organizations.
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

The Bank, as an Indiana state bank and member of the Federal Reserve System, is subject to prudential supervision by the Indiana Department of Financial Institutions (DFI) and the Federal Reserve Bank of Chicago (FRB Chicago). 1st Source Bank is regularly examined by and subject to regulations promulgated by the DFI and the Federal Reserve. Because the Federal Deposit Insurance Corporation (FDIC) provides deposit insurance to the Bank, we are also subject to supervision and regulation by the FDIC (even though the FDIC is not our primary Federal regulator). The Bank is also subject to regulations promulgated by the Consumer Financial Protection Bureau (CFPB), but the DFI and the FRB Chicago, rather than the CFPB, currently examine the Bank for compliance with such regulations, and will continue to do so until the Bank's regulatory assets exceed $10 billion for four consecutive quarter-ends.
We expect the Trump administration will seek to implement a regulatory reform agenda that is significantly different from that of the Biden administration, impacting the rulemaking, supervision, examination and enforcement priorities of the federal banking agencies.
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
Capital Standards — The federal bank regulatory agencies use capital adequacy guidelines in their examination and regulation of bank holding companies and banks. If capital falls below the minimum levels established by these guidelines, a bank holding company or bank must submit an acceptable plan for achieving compliance with the capital guidelines and, until its capital sufficiently improves, will be subject to denial of applications and appropriate supervisory enforcement actions. For banks, the FDIC’s prompt corrective action regulations establish five capital levels for financial institutions (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”), and impose mandatory regulatory scrutiny and limitations on institutions that are less than adequately capitalized. At December 31, 2024, the Bank was categorized as “well capitalized,” meaning that our total risk-based capital ratio exceeded 10.00%, our Tier 1 risk-based capital ratio exceeded 8.00%, our common equity Tier 1 risk-based capital ratio exceeded 6.50%, our leverage ratio exceeded 5.00%, and we are not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. 1st Source and the Bank have elected not to utilize the optional community bank leverage ratio framework implemented by the Federal Reserve and the other federal banking agencies. Regulatory capital requirements to which we are subject are disclosed in Part II, Item 8, Financial Statements and Supplementary Data — Note 20 of the Notes to Consolidated Financial Statements. As of December 31, 2024, we were in compliance with all applicable regulatory capital requirements and guidelines.
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
The federal banking agencies issued a final rule in 2023 designed to strengthen and modernize the regulations implementing the CRA. The changes are designed to encourage banks to expand access to credit, investment and banking services in low- and moderate-income communities, adapt to industry changes including mobile and internet banking, provide greater clarity and consistency in the application of CRA regulations and tailor CRA evaluations and data collection to bank size and type.
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
Reserve Requirements — Federal Reserve regulations require depository institutions to maintain reserves against their transaction account deposits. In March 2020, in response to the COVID-19 pandemic, the Federal Reserve set the reserve requirement ratio for all net transaction accounts to zero percent, and this requirement remained in place throughout 2024; therefore, all of the Bank’s net transaction accounts as of December 31, 2024 were exempt from reserve requirements.
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
In March 2023, the Federal Reserve created a Bank Term Funding Program (BTFP) to provide funding to eligible depository institutions in addition to the funding provided through its “discount window.” The Federal Reserve ceased extending advances under the BTFP on March 11, 2024. Under the BTFP, the Federal Reserve offered loans up to one year in length and may be prepaid without penalty. The amount that could be borrowed under the BTFP was based upon the par value of the securities pledged as collateral to the Federal Reserve. At December 31, 2024, the Bank had $100 million of BTFP borrowings.

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
Elevated levels of inflation, or the aggregate effects of previous periods of elevated inflation, can have complex effects on our business and results of operations, some of which could be materially adverse. Governmental responses to elevated levels of inflation, or the aggregate effects of previous inflationary periods, such as severe monetary and fiscal policy, can result in increased market interest rates or volatility in interest rate levels. The duration and severity of a prolonged inflationary period and the resulting impact on us cannot be predicted with precision.
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

Unrealized losses in our available-for-sale investment securities portfolio could adversely affect liquidity — As market interest rates increased during 2022 and 2023, we experienced increased unrealized losses within our available-for-sale investment securities portfolio. Our available-for-sale investment securities portfolio consists of obligations of the U.S. Treasury and federal agencies, obligations of state and local municipalities and federal agency mortgage obligations. We held no held-to-maturity or equity securities at December 31, 2024. Many of the instruments in our securities portfolio are particularly sensitive to interest rate fluctuations, especially long-term fixed-income securities. The unrealized losses of our securities portfolio are reflected in Accumulated Other Comprehensive Income on our Consolidated Statements of Financial Condition and reduces our book capital and tangible common equity ratio. However, unrealized losses do not affect our regulatory capital ratios.
Management continues to actively monitor the investment portfolio and may continue to take advantage of opportunistic restructuring alternatives from time to time. If we sell securities from our investment portfolio before the full recovery of their amortized cost bases (which is typically at maturity), then we may incur losses.
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
We are dependent upon the services of our management team and other key personnel — Our future success and profitability is substantially dependent upon our management and the banking acumen of our senior executives and other key personnel. We believe that our future results will also depend in part upon our ability to attract and retain highly skilled and qualified management. We are especially dependent on a limited number of key management personnel, many of whom do not have employment agreements with us. The loss of the chief executive officer and other senior management and key personnel could have a material adverse impact on our operations because other officers may not have the experience and expertise to readily replace these individuals. Many of these senior officers have primary contact with our clients and are important in maintaining personal relationships with our client base. The unexpected loss of services of one or more of these key employees could have a material adverse effect on our operations and possibly result in reduced revenues if we were unable to find suitable replacements promptly. Competition for senior personnel is intense, and we may not be successful in attracting and retaining such personnel. Changes in key personnel and their responsibilities may be disruptive to our businesses and could have a material adverse effect on our businesses, financial condition, and results of operations.
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
Furthermore, there continues to be heightened legislative and regulatory focus on privacy, data protection and information security. New or revised laws and regulations may significantly impact our current and planned privacy, data protection and information security-related practices, the collection, use, sharing, retention and safeguarding of consumer and employee information, and current or planned business activities. Compliance with current or future privacy, data protection and information security laws could result in higher compliance and technology costs and could restrict our ability to provide certain products and services, which could have an adverse effect on our business, financial condition and results of operations.
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
Our business is subject to fraud attempts — As a financial institution, we are susceptible to fraudulent activity rendered against us or our customers that may result in financial loss, increased costs, privacy breaches, misappropriation of assets, litigation, or damage to our reputation. These acts may take many forms including check fraud, wire fraud, phishing, social engineering, and other dishonest proceedings. There have been instances where banks have been victims of fraudulent activity in which criminals pose as customers to initiate wire and automated clearinghouse transactions out of customer accounts. Although we have policies and procedures in place to verify the authenticity of our customers, we cannot assure that such policies and procedures will prevent all fraudulent transfers.
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

As we continue to grow in size and complexity, regulatory expectations and scrutiny will likely increase and could have a potential impact on our operations and business — We have organically grown steadily over the past four years. As financial institutions grow, so do the expectations of regulatory agencies regarding the financial institution’s ability to control for increasingly complex and sophisticated business operations. Certain regulations and laws have embedded asset thresholds that change regulatory expectations, have different financial statement impacts, require different committee and management compositions, or enhanced reporting requirements. For example, the Durbin Amendment to the Dodd-Frank Act limits the amount of interchange fees that banks with assets of $10.0 billion or more may charge to process electronic debit transactions. Banks must comply with the Durbin Amendment no later than July 1 of the next calendar year after the bank crosses the $10.0 billion asset threshold. While we do not currently have $10.0 billion or more in total consolidated assets, we have begun analyzing these requirements to ensure we are prepared to comply with the rules when and if they become applicable. There is potential that changes in the regulatory expectations from asset growth could impact the business operationally, strategically, or financially.
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
Governance
Our Board and senior management oversee our processes for management of cybersecurity risks consistent with the foregoing standards. Such oversight includes regular reporting by management to the Board on the adequacy of such processes and potential material issues identified. Before escalation to the Board, issues are generally identified and assessed through our risk governance structure established under our Enterprise Risk Management Program. The risk governance structure includes three distinct components: management oversight, third-party professional assessment, and separate oversight and review by our Internal Audit Department. Management oversight is maintained through several committees that serve as forums for further assessment, remediation, and escalation. These management oversight committees include the Information Security Committee, co-chaired by the CISO and CRO, the Operational and Compliance Risk Committee, chaired by the CFO, vice chaired by the CISO and Chief Compliance Officer, the IT Steering Committee, chaired by the Chief Information Officer (CIO), the Enterprise Risk Management Committee, chaired by the CRO, the Data Governance Committee, chaired by the CIO, and the executive management committee known as the Strategic Deployment Committee, chaired by the CEO.
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
Risks from Cybersecurity Incidents
We have not encountered, to our knowledge, a cybersecurity incident that has materially impaired, or is reasonably likely to materially impair, our business strategy, operations, or financial condition. The measures summarized above are intended to help ensure that 1st Source does not suffer a material adverse impact from security breaches, but, as cybersecurity risks evolve and increase in sophistication, we can provide no assurance that our financial condition or results of operations will not be adversely impacted. See “Item 1A. Risk Factors - Operational Risks - Technology Security Breaches.”

Item 2. Properties.
Our headquarters building is located in downtown South Bend, Indiana. The building is part of a larger complex, including a 300-room hotel and a 500-car parking garage. Our lease on this property runs through September 2027. As of December 31, 2024, 1st Source leases approximately 71% of the office space in this complex.
At December 31, 2024, we owned or leased properties where our 77 banking centers were located. Our facilities are located in Allen, DeKalb, Elkhart, Fulton, Huntington, Kosciusko, LaPorte, Marshall, Porter, Pulaski, St. Joseph, Starke, Tippecanoe, Wells, and Whitley Counties in the State of Indiana, Berrien, Cass, and Kalamazoo Counties in the State of Michigan, and Sarasota County in the state of Florida. At December 31, 2023, we owned approximately 35 acres in St. Joseph County of which approximately 28 acres were approved by the Board for development and construction of an operations and training facility. During 2024 we sold the approximate seven acres of land that was not part of the 28 acres approved by the Board for development and construction. We anticipate moving forward with construction in the coming years subject to receiving appropriate agreements, approvals and authorizations from local city and county building and economic development authorities as well as market conditions including inflation levels and financing costs. Additionally, we utilize an operations center for business operations. The Bank leases additional properties to and from third parties under arms-length agreements.
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
Item 4. Mine Safety Disclosures.
None
Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the NASDAQ Global Select Market under the symbol “SRCE.” As of February 14, 2025, there were 1,857 holders of record of 1st Source common stock.
Comparison of Five Year Cumulative Total Return*
Among 1st Source, Morningstar Market Weighted NASDAQ Index** and Peer Group Index***

250
210
170
130
90
50
2019
2020
2021
2022
2023
2024
1st Source Corporation
NASDAQ Index
SRCE Peer Group
100
100
100
145
89
80
177
124
101
119
111
107
173
118
107
224
134
129

* Assumes $100 invested on December 31, 2019, in 1st Source Corporation common stock, NASDAQ market index, and peer group index.
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
NOTE: Total return assumes reinvestment of dividends.
The following table shows our share repurchase activity during the three months ended December 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs
October 01 - 31, 2024	—	$—	—	1,000,000
November 01 - 30, 2024	2,997	59.48	2,997	997,003
December 01 - 31, 2024	—	—	—	997,003
*1st Source maintains a stock repurchase plan that was authorized by the Board of Directors on October 19, 2023. Under the terms of the plan, 1st Source may repurchase up to 1,000,000 shares of its common stock from time to time to mitigate the potential dilutive effects of stock-based incentive plans and other potential uses of common stock for corporate purposes. Since the inception of the plan, 1st Source has repurchased a total of 2,997 shares.
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
We have identified the following two policies as being critical because they require management to make particularly difficult, subjective, and/or complex estimates or judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the determination of the allowance for credit losses and fair value measurements. Management believes it has used the best information available to make the estimations or judgments necessary to value the related assets and liabilities. Actual performance that differs from estimates or judgments and future changes in the key variables could change future valuations and impact net income. Management has reviewed the application of these policies with the Audit, Finance and Risk Committee of the Board of Directors. Following is a discussion of the areas we view as our most critical accounting policies.
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
Additionally, we are required to use forecasts about future economic conditions to determine the expected credit losses over the remaining life of the asset. Forecast adjustments are fundamentally difficult to establish and the current environment presents challenges with widespread geopolitical uncertainty, continued elevated inflation, and high interest rates. We endeavor to apply a forecast adjustment that is directionally consistent, reasonable, supportable, and reflective of current expectations and conditions. We use a two-year reasonable and supportable period across all loan and lease segments to forecast economic conditions. We believe the two-year time horizon aligns with available industry guidance and various forecasting sources. Following this two-year forecasting period, we use a two-year reversion period to revert forecast rates to historical loss rates.
In assessing the factors used to derive an appropriate allowance, management benefits from a lengthy organizational history and experience with credit decisions and related outcomes. We have been diligent in our efforts to review our portfolios, loan segmentations, methodologies and models and believe we have made appropriate and prudent decisions. Nonetheless, if management’s underlying assumptions prove to be inaccurate, the allowance for credit losses would have to be adjusted. Our accounting policies related to the allowance for credit losses is disclosed in Note 1 under the heading “Allowance for Credit Losses.”

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
EARNINGS SUMMARY
Net income available to common shareholders in 2024 was $132.62 million, up from $124.93 million in 2023 and up from $120.51 million in 2022. Diluted net income per common share was $5.36 in 2024, $5.03 in 2023, and $4.84 in 2022. Return on average total assets was 1.52% in 2024 compared to 1.48% in 2023, and 1.49% in 2022. Return on average common shareholders’ equity was 12.54% in 2024 versus 13.48% in 2023, and 13.81% in 2022.
Net income in 2024, as compared to 2023, was positively impacted by a $22.17 million or 7.96% increase in net interest income, which was offset by a $6.60 million increase in provision for credit losses, a $4.32 million or 4.76% decrease in noninterest income and a $1.88 million or 0.93% increase in noninterest expense. Net income in 2023, as compared to 2022, was positively impacted by a $15.18 million or 5.76% increase in net interest income and a $7.38 million decrease in the provision for credit losses which was offset by a $17.03 million or 9.22% increase in noninterest expense.
Dividends paid on common stock in 2024 amounted to $1.40 per share, compared to $1.30 per share in 2023, and $1.26 per share in 2022. The level of earnings reinvested and dividend payouts are determined by the Board of Directors based on various considerations, including liquidity needs, capital requirements, and management’s assessment of future growth opportunities and the level of capital necessary to support them.
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
Net interest margin (the ratio of net interest income to average earning assets) is significantly affected by movements in interest rates and changes in the mix of earning assets and the liabilities that fund those assets. Net interest margin on a fully taxable- equivalent basis was 3.64% in 2024, compared to 3.51% in 2023 and 3.45% in 2022. Net interest income was $300.82 million for 2024, compared to $278.65 million for 2023 and $263.47 million for 2022. Tax-equivalent net interest income totaled $301.40 million for 2024, up $22.02 million from the $279.39 million reported in 2023. Tax-equivalent net interest income for 2023 was up $15.29 million from the $264.10 million reported for 2022.
During 2024, average earning assets increased $327.89 million or 4.12% while average interest-bearing liabilities increased $315.75 million or 5.72% over the comparable period in 2023. The yield on average earning assets increased 60 basis points to 5.85% for 2024 from 5.25% for 2023 primarily due to higher rates and average balances on loans and leases, higher rates on taxable investment securities and higher average balances on other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank (FHLB) stock and commercial paper. Total cost of average interest-bearing liabilities increased 64 basis points to 3.14% during 2024 from 2.50% in 2023 as a result of the higher interest rate environment and its impact on deposit competition. The result to the fully taxable-equivalent net interest margin was an increase of 13 basis points.

The largest contributor to the increase in the yield on average earning assets in 2024 was the 59 basis point improvement in the loan and lease portfolio yield primarily from rising interest rates and higher average balances. Average loans and leases increased $394.47 million or 6.36% in 2024 from 2023 while the yield increased to 6.84%. Strong growth primarily within our Construction Equipment, Auto and Light Truck and Renewable Energy portfolios, and selective growth in our Commercial Real Estate portfolio drove total average loans and leases higher during the year. Net interest recoveries positively contributed five basis points to the yield on average loans and leases during 2024 and four basis points to the average loans and leases yield during 2023.
During 2024, the tax-equivalent yield on investment securities available-for-sale increased 15 basis points to 1.72% while the average balance decreased $106.29 million or 6.34% with the largest decreases in U.S. treasury and federal agency securities and state and municipal securities. Average mortgages held for sale increased $0.87 million or 36.53% during 2024 while the yield increased seven basis points. Average other investments increased $38.83 million or 52.67% during 2024 while the yield increased 29 basis points. The average balance increase in other investments was primarily a result of higher balances held at the Federal Reserve Bank.
Average interest-bearing deposits increased $305.86 million or 5.88% during 2024 while the effective rate paid on those deposits increased 66 basis points. The increased average balance was primarily due to increases in time deposits, money market accounts, and brokered deposits. The increase in the average cost of interest-bearing deposits was primarily the result of higher rates and a shift in the deposit mix. The deposit mix change which began during 2022 carried over into 2023 and 2024 with clients moving their funds from non-maturity accounts to higher yielding certificates of deposit and money market accounts due to the elevated interest rate environment. Average noninterest-bearing demand deposits decreased $144.15 million or 8.22% during 2024 due primarily to persistent rate competition for deposits and greater utilization of excess funds by our business customers.
Average short-term borrowings increased $15.24 million or 7.13% during 2024 while the effective rate paid increased 63 basis points due to higher Federal Reserve Bank Term Funding Program borrowings offset with decreased FHLB borrowings and lower securities sold under agreements to repurchase balances. Average long-term debt and mandatorily redeemable securities balances decreased $5.35 million or 11.55% during 2024 while the effective rate decreased 68 basis points primarily due to a lower imputed interest on mandatorily redeemable securities from a reduced improvement in book value per share during 2024 compared to 2023. Mandatorily redeemable shares are issued under the terms of one of our executive incentive compensation plans and are settled based on book value per share with changes from the previous reporting date recorded as interest expense.

The following table provides an analysis of net interest income and illustrates interest income earned and interest expense charged for each major component of interest earning assets and the interest bearing liabilities. Yields/rates are computed on a tax-equivalent basis, using a 21% rate. Nonaccrual loans and leases are included in the average loan and lease balance outstanding.

	2024			2023			2022
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
ASSETS
Investment securities available-for-sale:
Taxable	$1,539,900	$25,720	1.67%	$1,632,567	$24,501	1.50%	$1,805,041	$26,294	1.46%
Tax-exempt(1)	30,464	1,312	4.31%	44,083	1,805	4.09%	40,310	1,311	3.25%
Mortgages held for sale	3,233	214	6.62%	2,368	155	6.55%	5,178	217	4.19%
Loans and leases, net of unearned discount(1)	6,598,329	451,432	6.84%	6,203,857	387,524	6.25%	5,566,701	264,043	4.74%
Other investments	112,563	5,925	5.26%	73,729	3,663	4.97%	243,938	2,579	1.06%
Total earning assets(1)	8,284,489	484,603	5.85%	7,956,604	417,648	5.25%	7,661,168	294,444	3.84%
Cash and due from banks	65,285			70,304			75,836
Allowance for loan and lease losses	(151,050)			(144,183)			(133,028)
Other assets	540,815			532,072			469,135
Total assets	$8,739,539			$8,414,797			$8,073,111

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$5,509,956	$166,842	3.03%	$5,204,095	$123,162	2.37%	$4,673,494	$25,231	0.54%
Short-term borrowings:
Securities sold under agreements to repurchase	60,388	542	0.90%	78,928	136	0.17%	166,254	85	0.05%
Other short-term borrowings	168,460	8,434	5.01%	134,683	6,896	5.12%	48,716	1,412	2.90%
Subordinated notes	58,764	4,217	7.18%	58,764	4,174	7.10%	58,764	3,550	6.04%
Long-term debt and mandatorily redeemable securities	40,971	3,165	7.72%	46,323	3,892	8.40%	54,940	69	0.13%
Total interest-bearing liabilities	5,838,539	183,200	3.14%	5,522,793	138,260	2.50%	5,002,168	30,347	0.61%
Noninterest-bearing deposits	1,609,001			1,753,149			2,037,882
Other liabilities	161,657			151,659			103,740
Shareholders’ equity	1,057,331			926,935			872,721
Noncontrolling interests	73,011			60,261			56,600
Total liabilities and equity	$8,739,539			$8,414,797			$8,073,111
Less: Fully tax-equivalent adjustments		(586)			(741)			(628)
Net interest income/margin (GAAP-derived)(1)		$300,817	3.63%		$278,647	3.50%		$263,469	3.44%
Fully tax-equivalent adjustments		586			741			628
Net interest income/margin - FTE(1)		$301,403	3.64%		$279,388	3.51%		$264,097	3.45%
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

(Dollars in thousands)		2024	2023	2022
Calculation of Net Interest Margin
(A)	Interest income (GAAP)	$484,017	$416,907	$293,816
	Fully tax-equivalent adjustments:
(B)	- Loans and leases	317	381	366
(C)	- Tax-exempt investment securities	269	360	262
(D)	Interest income - FTE (A+B+C)	484,603	417,648	294,444
(E)	Interest expense (GAAP)	183,200	138,260	30,347
(F)	Net interest income (GAAP) (A-E)	300,817	278,647	263,469
(G)	Net interest income - FTE (D-E)	301,403	279,388	264,097
(H)	Total earning assets	$8,284,489	$7,956,604	$7,661,168
	Net interest margin (GAAP-derived) (F/H)	3.63%	3.50%	3.44%
	Net interest margin - FTE (G/H)	3.64%	3.51%	3.45%

The change in interest due to both rate and volume illustrated in the following table has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. The following table shows changes in tax-equivalent interest earned and interest paid, resulting from changes in volume and changes in rates.

	Increase (Decrease) due to
(Dollars in thousands)	Volume	Rate	Net
2024 compared to 2023
Interest earned on:
Investment securities available-for-sale:
Taxable	$(1,443)	$2,662	$1,219
Tax-exempt	(582)	89	(493)
Mortgages held for sale	57	2	59
Loans and leases, net of unearned discount	25,580	38,328	63,908
Other investments	2,032	230	2,262
Total earning assets	$25,644	$41,311	$66,955
Interest paid on:
Interest-bearing deposits	$7,590	$36,090	$43,680
Short-term borrowings:
Securities sold under agreements to repurchase	(39)	445	406
Other short-term borrowings	1,694	(156)	1,538
Subordinated notes	—	43	43
Long-term debt and mandatorily redeemable securities	(428)	(299)	(727)
Total interest-bearing liabilities	$8,817	$36,123	$44,940
Net interest income - FTE	$16,827	$5,188	$22,015

2023 compared to 2022
Interest earned on:
Investment securities available-for-sale:
Taxable	$(2,570)	$777	$(1,793)
Tax-exempt	131	363	494
Mortgages held for sale	(150)	88	(62)
Loans and leases, net of unearned discount	32,763	90,718	123,481
Other investments	(2,856)	3,940	1,084
Total earning assets	$27,318	$95,886	$123,204
Interest paid on:
Interest-bearing deposits	$3,179	$94,752	$97,931
Short-term borrowings:
Securities sold under agreements to repurchase	(64)	115	51
Other short-term borrowings	3,823	1,661	5,484
Subordinated notes	—	624	624
Long-term debt and mandatorily redeemable securities	(13)	3,836	3,823
Total interest-bearing liabilities	$6,925	$100,988	$107,913
Net interest income - FTE	$20,393	$(5,102)	$15,291

Noninterest Income — Noninterest income decreased in 2024 from 2023 following a decrease in 2023 from 2022. The following table shows the components of our noninterest income for the most recent three years ended December 31.

(Dollars in thousands)	2024	2023	2022	2024 $ Change from 2023	2024 % Change from 2023	2023 $ Change from 2022	2023 % Change from 2022
Noninterest income:
Trust and wealth advisory	$26,709	$23,706	$23,107	$3,003	12.67%	$599	2.59%
Service charges on deposit accounts	12,877	12,749	12,146	128	1.00%	603	4.96%
Debit card	17,785	17,980	18,052	(195)	(1.08)%	(72)	(0.40)%
Mortgage banking	4,210	3,471	4,122	739	21.29%	(651)	(15.79)%
Insurance commissions	6,730	6,911	6,703	(181)	(2.62)%	208	3.10%
Equipment rental	5,171	8,837	12,274	(3,666)	(41.48)%	(3,437)	(28.00)%
Losses on investment securities available-for-sale	(3,889)	(2,926)	(184)	(963)	(32.91)%	(2,742)	NM
Other	16,714	19,895	15,042	(3,181)	(15.99)%	4,853	32.26%
Total noninterest income	$86,307	$90,623	$91,262	$(4,316)	(4.76)%	$(639)	(0.70)%
NM = Not Meaningful
Trust and wealth advisory fees (which include investment management fees, estate administration fees, mutual fund fees, annuity fees, and fiduciary fees) increased in 2024 from 2023 compared to an increase in 2023 over 2022. Trust and wealth advisory fees are largely based on the number and size of client relationships and the market value of assets under management. The market value of trust assets under management at December 31, 2024 and 2023 was $5.97 billion and $5.46 billion, respectively. The positive performance of the stock and bond markets primarily during the first nine months of 2024 resulted in an increase in the market value of trust assets under management compared to 2023. At December 31, 2024, these trust assets were comprised of $4.03 billion of personal and agency trusts and estate administration assets, $1.18 billion of employee benefit plan assets, $0.59 million of individual retirement accounts, and $0.17 million of custody assets.
Service charges on deposit accounts increased in 2024 from 2023 compared to an increase in 2023 from 2022. The growth in service charges on deposit accounts in 2024 was primarily due to a higher volume of business deposit account fees. The growth in service charges on deposit accounts in 2023 was primarily due to increased consumer and business overdraft transactions.
Debit card income declined during 2024 following a slight decrease during 2023. The decline in 2024 to 2023 was related to shifts in both client transaction behavior and the networks over which those merchants are routing transactions. During 2023, regulatory changes to web commerce transactions implemented by the Federal Reserve had a negative impact.
Mortgage banking income increased in 2024 over 2023, compared to a decrease in 2023 from 2022. During 2024, 2023, and 2022, we determined that no permanent write-down was necessary for previously recorded impairment on MSRs. During 2024 mortgage banking income increased due to higher production of loans originated for the secondary market resulting in increased income on loans sold into the secondary market. During 2023, mortgage banking income decreased primarily due to reduced mortgage origination volumes resulting in lower income on loans sold in the secondary market.
Insurance commissions decreased in 2024 compared to 2023 and increased in 2023 compared to 2022. The decrease in 2024 was primarily due to fewer contingent commissions received. The rise in 2023 was primarily due to a larger book of business and more contingent commissions received.
Equipment rental income generated from operating leases decreased during 2024 from 2023 compared to a similar reduction during 2023 from 2022. The average equipment rental portfolio decreased in 2024 over 2023 and decreased in 2023 over 2022 as a result of reduced leasing volume primarily in the medium and heavy duty truck, construction equipment and the auto and light truck portfolios due to changing customer preferences and competitive pricing pressures for new business. In 2024 and 2023, the decline in rental income was offset by a similar decline in depreciation on equipment owned under operating leases.
Losses on investment securities available-for-sale during 2024 were exclusively the result of repositioning the portfolio during the fourth quarter. In the repositioning, approximately $63 million of securities with a weighted average yield of 0.71% were sold and used to purchase approximately $63 million of securities with a weighted average yield of 4.64%. Losses during 2023 were primarily the result of repositioning the investment securities portfolio. In the 2023 repositioning, approximately $40 million of securities with a weighted average yield of 1.10% were sold and used to purchase approximately $40 million of securities with a weighted average yield of 4.80%. The remaining 2023 losses were the result of sales to support liquidity and fund loan growth during the first quarter. Losses during 2022 were from the sale of Federal agency securities with the goal of managing portfolio risk and liquidity.

Other income decreased in 2024 from 2023 compared to an increase in 2023 from 2022. The decrease in 2024 was mainly a result of lower partnership investment gains on sale of renewable energy tax equity investments, a writedown of $0.86 million on a small business capital investment and a reduction in customer interest rate swap fees of $0.48 million, offset by increased brokerage commissions and fees of $0.84 million and rental income of $0.23 million related to a repossessed asset. The increase in 2023 was mainly a result of partnership investment gains on sale of renewable energy tax equity investments of $3.43 million, increased customer interest rate swap fees of $1.23 million and higher bank owned life insurance policy claims.
Noninterest Expense — Noninterest expense increased in 2024 from 2023 following an increase in 2023 from 2022. The following table shows the components of our noninterest expense for the most recent three years ended December 31.

(Dollars in thousands)	2024	2023	2022	2024 $ Change from 2023	2024 % Change from 2023	2023 $ Change from 2022	2023 % Change from 2022
Noninterest expense:
Salaries and employee benefits	$121,909	$115,612	$105,110	$6,297	5.45%	$10,502	9.99%
Net occupancy	11,939	11,090	10,728	849	7.66%	362	3.37%
Furniture and equipment	5,612	5,653	5,448	(41)	(0.73)%	205	3.76%
Data Processing	27,567	25,055	22,375	2,512	10.03%	2,680	11.98%
Depreciation — leased equipment	4,073	7,093	10,023	(3,020)	(42.58)%	(2,930)	(29.23)%
Professional fees	7,098	6,705	7,280	393	5.86%	(575)	(7.90)%
FDIC and other insurance	6,142	5,926	3,625	216	3.64%	2,301	63.48%
Business development and marketing	6,876	7,157	5,823	(281)	(3.93)%	1,334	22.91%
Provision for unfunded loan commitments	—	2,566	1,420	NM	NM	1,146	80.70%
Other	12,385	14,867	12,867	(2,482)	(16.69)%	2,000	15.54%
Total noninterest expense	$203,601	$201,724	$184,699	$1,877	0.93%	$17,025	9.22%
NM = Not Meaningful
Total salaries and employee benefits increased in 2024 from 2023, following an increase in 2023 from 2022.
Employee salaries grew $7.45 million or 7.97% in 2024 from 2023 compared to an increase of $7.17 million or 8.31% in 2023 from 2022. The increase in 2024 was mainly a result of higher base salaries due to normal merit increases, the impact of wage inflation, and an increase in the number of employees from the filling of prior open positions and lower employee turnover as well as an increase in incentive compensation. The increase in 2023 was mainly a result of higher base salaries due to normal merit increases, the impact of wage inflation, and an increase in the number of employees from the filling of prior open positions and lower employee turnover.
Employee benefits decreased $1.15 million or 5.20% in 2024 from 2023, compared to a $3.33 million or 17.73% increase in 2023 from 2022. During 2024, group insurance costs were lower due to fewer claims experienced and the utilization of accumulated plan forfeitures of $0.65 million to offset current year employer contribution expense. During 2023, group insurance costs were higher due to a rise in claims experienced and increased company contributions to employee retirement accounts compared to levels in 2022.
Occupancy expense rose in 2024 from 2023, compared to an increase in 2023 from 2022. The expense increase in 2024 was primarily the result of increased premises expenses and higher rents. The elevated expense in 2023 was primarily the result of higher premises repairs.
Furniture and equipment expense, including depreciation, was relatively flat in 2024 from 2023 compared to an increase in 2023 from 2022. The higher expense in 2023 was primarily due to increased computer-related hardware replacement costs.
Data processing expense rose in 2024 from 2023, following an increase in 2023 from 2022. The increases in 2024 and 2023 were both due to a rise in software maintenance costs and higher computer processing charges related to a variety of technology projects.
Depreciation on equipment owned under operating leases declined in 2024 from 2023, following a similar decrease in 2023 from 2022. In 2024 and 2023, depreciation on equipment owned under operating leases correlated with the change in equipment rental income.
Professional fees increased in 2024 from 2023, compared to a decrease in 2023 from 2022. The higher expense in 2024 can primarily be attributed to a $1.08 million reversal of accrued legal fees in the first quarter of 2023, as well as an increase in audit and examination fees and the utilization of consulting services for technology projects and compliance services during the year. The lower expense in 2023 can primarily be attributed to a decline in the utilization of consulting services for technology projects and compliance services as well as the aforementioned reversal of accrued legal fees during the first quarter of 2023.

FDIC and other insurance expense grew in 2024 from 2023 and increased in 2023 from 2022. The increase in 2024 was mainly the result of higher general insurance premiums during 2024 and higher blanket bond insurance premiums. The increase in 2023 was mainly the result of higher assessments for FDIC premiums from a two basis point increase in assessment rates during the first quarter of 2023.
Business development and marketing expenses decreased in 2024 from 2023 following an increase in 2023 from 2022. The decreased expense in 2024 was mainly the result of a charitable contribution of $1.00 million made during 2023 offset with higher marketing promotions during the year. The increased expense in 2023 was mainly the result of a charitable contribution of $1.00 million and higher marketing promotions.
During 2024, we reclassified the provision for unfunded loan commitments out of Other Noninterest Expense and into the Provision for Credit Losses in the Consolidated Statements of Income. We believe this reclassification more appropriately reflects the nature of this expense item and will enhance comparability for peer comparison purposes. We have not reclassified the 2023 and 2022 presentation. The increase in 2023 compared to 2022 was primarily the result of an increase in non-cancelable outstanding loan commitments and a lengthening of the average contractual draw period.
Other expenses decreased in 2024 as compared to 2023 and increased in 2023 as compared to 2022. The lower expense in 2024 was primarily the result of higher gains on the sale of fixed assets and leased equipment, lower printing and postage costs, reduced data communication line charges and a reduction in employment and relocation costs offset by a $0.85 million stolen check fraud loss. The higher expense in 2023 was primarily the result of higher postage and shipping costs and a rise in data communication line charges as bandwidth was improved.
Income Taxes — 1st Source recognized income tax expense in 2024 of $38.44 million, compared to $36.75 million in 2023, and $36.26 million in 2022. The effective tax rate in 2024 was 22.47% compared to 22.73% in 2023, and 23.12% in 2022.
For a detailed analysis of 1st Source’s income taxes see Part II, Item 8, Financial Statements and Supplementary Data — Note 17 of the Notes to Consolidated Financial Statements.
FINANCIAL CONDITION
Loan and Lease Portfolio — The following table shows 1st Source’s loan and lease distribution at the end of each of the last two years as of December 31.

(Dollars in thousands)	2024	2023
Commercial and agricultural	$772,974	$766,223
Renewable energy	487,266	399,708
Auto and light truck	948,435	966,912
Medium and heavy duty truck	289,623	311,947
Aircraft	1,123,797	1,078,172
Construction equipment	1,203,912	1,084,752
Commercial real estate	1,215,265	1,129,861
Residential real estate and home equity	680,071	637,973
Consumer	133,465	142,957
Total loans and leases	$6,854,808	$6,518,505
At December 31, 2024, there were no concentrations within the loan portfolio of 10% or more of total loans and leases.
Loans and leases, net of unearned discount, at December 31, 2024, were $6.85 billion and were 76.74% of total assets, compared to $6.52 billion and 74.69% of total assets at December 31, 2023. Average loans and leases, net of unearned discount, increased $394.47 million or 6.36% and increased $637.16 million or 11.45% in 2024 and 2023, respectively.
Commercial and agricultural lending, excluding those loans secured by real estate, increased $6.75 million or 0.88% in 2024 over 2023. Commercial and agricultural lending outstandings were $772.97 million and $766.22 million at December 31, 2024 and December 31, 2023, respectively. Consistent with what we saw in 2023, loan growth continued to be difficult as higher interest rates caused borrowers to manage their cash closely. We saw this in the form of reduced line of credit (LOC) balances throughout the year although we did experience an increase from a small number of specialty finance borrowers at year end. Further, the agriculture sector is in its second consecutive year of depressed commodity prices which caused lower LOC usage as well as reduced investment in equipment from these borrowers. Finally, our commercial and industrial loan outstandings were impacted by the acquisition and subsequent pay-off of three of our larger credit exposures.

Renewable energy loans and leases increased $87.56 million or 21.91% in 2024 over 2023. Renewable energy loan and lease outstandings were $487.27 million and $399.71 million at December 31, 2024 and 2023, respectively. The increase during 2024 was due to continued positive momentum from the addition of new clients and repeat business from existing clients. Demand for renewable energy loans and leases remained accelerated during 2024 from the incentives associated with the Inflation Reduction Act.
Auto and light truck loans decreased $18.48 million or 1.91% in 2024 over 2023. At December 31, 2024, auto and light truck loans had outstandings of $948.44 million and $966.91 million at December 31, 2023. This decrease was primarily attributable to vehicle rental and commercial lessor clients’ reaction to elevated interest rates by cycling into lower cost units with increased vehicle availability, and shorter fleet holds which reflect a return to more seasonal trends.
Medium and heavy duty truck loans and leases decreased $22.32 million or 7.16% in 2024. Medium and heavy duty truck financing at December 31, 2024 and 2023 had outstandings of $289.62 million and $311.95 million, respectively. The decrease at December 31, 2024 from December 31, 2023 can be mainly attributed to a slow trucking industry recovery coupled with a selective credit approach to maintain risk adjusted yields, with minimal changes in competitive environment, for existing customers.
Aircraft financing at year-end 2024 increased $45.63 million or 4.23% from year-end 2023. Aircraft financing at December 31, 2024 and 2023 had outstandings of $1.12 billion and $1.08 billion, respectively. Domestic outstandings were driven by the addition of new clients and select expansions of existing aviation relationships against a background of normalizing demand post COVID-era. We continue to exercise a consistent disciplined approach to aircraft types and client credit profiles. Our foreign outstandings, all denominated in U.S. dollars, remained stable during 2024 and were $301.18 million and $302.41 million as of December 31, 2024 and 2023, respectively. Loan and lease outstandings to borrowers in Brazil and Mexico were $129.12 million and $145.85 million as of December 31, 2024, respectively, compared to $119.38 million and $147.61 million as of December 31, 2023, respectively. Outstanding balances to other borrowers in other countries were insignificant.
Construction equipment financing increased $119.16 million or 10.98% in 2024 compared to 2023. Construction equipment financing at December 31, 2024 had outstandings of $1.20 billion, compared to outstandings of $1.08 billion at December 31, 2023. The growth in this category was primarily due to significant new client relationships and continued growth with existing clients primarily amongst crane rental, aggregate producers and haulers, and site development clients.
Commercial loans secured by real estate increased $85.40 million or 7.56% in 2024 over 2023. Commercial loans secured by real estate outstanding at December 31, 2024 were $1.22 billion and $1.13 billion at December 31, 2023. Approximately 62% of loans were owner occupied at December 31, 2024. The majority of our non-owner occupied commercial real estate projects are located within our primary market area. Funding increases in 2024 was the result of selective growth within our markets as liquidity concerns which impacted many of our competitors and their willingness to lend into commercial real estate gave us an opportunity as underwriting and yields improved. As a result, there was a number of construction projects that were approved in 2023 and 2024 that will provide steady growth into 2025. Through 2024, our non-owner occupied portfolio has performed well with minimal credit issues noted. We have financed a minimal amount of commercial real estate secured by non-owner occupied office property where third-party tenants are the primary source of repayment and all are performing as agreed.
Residential real estate and home equity loans were $680.07 million at December 31, 2024 and $637.97 million at December 31, 2023. Residential real estate and home equity loans increased $42.10 million or 6.60% in 2024 from 2023. Residential mortgage and home equity outstandings grew in 2024 as clients began to turn back to home equity loans as variable rates began to decrease. In addition, increased cost of home repairs and improvements resulted in larger loan amounts.
Consumer loans decreased $9.49 million or 6.64% in 2024 over 2023. Consumer loans outstanding at December 31, 2024, were $133.47 million and $142.96 million at December 31, 2023. During 2024, higher vehicle prices, increased interest rates, reduced inventory levels and consumer’s lack of liquidity contributed to the decrease in consumer loans.

The following table shows the contractual maturities of loans and leases outstanding as of December 31, 2024 as well as classification according to the sensitivity to changes in interest rates.

(Dollars in thousands)	0-1 Year	1-5 Years	5-15 Years	Over 15 Years	Total
Commercial and agricultural
Fixed rate	$76,187	$149,266	$9,349	$—	$234,802
Variable rate	309,516	180,018	48,638	—	538,172
Total commercial and agricultural	385,703	329,284	57,987	—	772,974
Renewable energy
Fixed rate	2,564	36,164	38,992	2,405	80,125
Variable rate	206,942	111,640	88,559	—	407,141
Total renewable energy	209,506	147,804	127,551	2,405	487,266
Auto and light truck
Fixed rate	156,648	295,709	5,892	—	458,249
Variable rate	192,071	298,115	—	—	490,186
Total auto and light truck	348,719	593,824	5,892	—	948,435
Medium and heavy duty truck
Fixed rate	92,913	187,681	6,495	—	287,089
Variable rate	2,038	496	—	—	2,534
Total medium and heavy duty truck	94,951	188,177	6,495	—	289,623
Aircraft
Fixed rate	156,395	622,262	—	—	778,657
Variable rate	78,580	182,335	84,225	—	345,140
Total aircraft	234,975	804,597	84,225	—	1,123,797
Construction equipment
Fixed rate	382,518	765,055	19,808	—	1,167,381
Variable rate	9,452	24,071	3,008	—	36,531
Total construction equipment	391,970	789,126	22,816	—	1,203,912
Commercial real estate
Fixed rate	106,226	433,321	52,296	238	592,081
Variable rate	45,189	378,152	192,930	6,913	623,184
Total commercial real estate	151,415	811,473	245,226	7,151	1,215,265
Residential real estate and home equity
Fixed rate	77,631	179,010	170,640	7,466	434,747
Variable rate	53,155	125,039	66,016	1,114	245,324
Total residential real estate and home equity	130,786	304,049	236,656	8,580	680,071
Consumer
Fixed rate	57,546	63,552	93	—	121,191
Variable rate	8,691	3,563	20	—	12,274
Total consumer	66,237	67,115	113	—	133,465
Total loans and leases
Fixed rate	1,108,628	2,732,020	303,565	10,109	4,154,322
Variable rate	905,634	1,303,429	483,396	8,027	2,700,486
Total loans and leases	$2,014,262	$4,035,449	$786,961	$18,136	$6,854,808
During 2024, approximately 37% of the Bank’s residential mortgage originations were sold into the secondary market. Mortgage loans held for sale were $2.57 million at December 31, 2024 and were $1.44 million at December 31, 2023.
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

Our liability for repurchases, included in Accrued Expenses and Other Liabilities on the Statements of Financial Condition, was $0.18 million and $0.15 million as of December 31, 2024 and 2023, respectively. Our expense for repurchase losses, included in Loan and Lease Collection and Repossession expense on the Statements of Income, was $0.02 million of expense in 2024 compared to recoveries of $0.07 million in 2023 and $0.05 million in 2022. The mortgage repurchase liability represents our best estimate of the loss that we may incur. The estimate is based on specific loan repurchase requests and a historical loss ratio with respect to origination dollar volume. Because the level of mortgage loan repurchase losses is dependent on economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment.
CREDIT EXPERIENCE
Allowance for Credit Losses — The allowance for credit losses considers the historical loss experience, current conditions, and reasonable and supportable forecasts. To estimate expected loan and lease losses under the Current Expected Credit Losses (CECL) methodology, we use a broad range of data over a lengthy time horizon, generally back to the fourth quarter of 2007, thus capturing most of the economic business cycle which includes the Great Recession and the subsequent long and slow recovery which supports full lifetime losses. CECL requires our loan portfolio to be segregated into pools based on similar risk characteristics.
Pooled loans and leases are collectively evaluated using either a cohort cumulative loss rate methodology or a transition matrix-based probability of default (PD)/loss given default (LGD) methodology. Our management evaluates the allowance quarterly, reviewing all loans and leases over a fixed-dollar amount ($250,000) where the internal credit quality grade is at or below a predetermined classification, considering actual and anticipated loss experience, current economic events in specific industries, and other pertinent factors including general economic conditions. Determination of the allowance is inherently subjective as it requires significant estimates and adjustments to historical loss rates to capture differences that may exist between current and historical conditions, including consideration of economic risk which is generally reflected in a forecast adjustment, specific industry risk and concentration risk, all of which may be susceptible to significant and unforeseen changes. We review the loan and lease portfolios to identify borrowers that might develop financial problems and to mitigate losses. Our allowance for loan and lease losses is provided for by direct charges to the provision for credit losses on the Consolidated Statements of Income. Losses on loans and leases are charged against the allowance and likewise, recoveries during the period for prior losses are credited to the allowance. We utilize similar processes to estimate our liability for credit losses on unfunded loan commitments which is included in Accrued Expenses and Other Liabilities on the Consolidated Statements of Financial Position and is provided for by direct charges to the provision for unfunded loan commitments located in Provision for Credit Losses on the Consolidated Statements of Income. See Part II, Item 8, Financial Statements and Supplementary Data — Note 1 of the Notes to Consolidated Financial Statements for additional information on management’s evaluation of the allowance for credit losses.
We perform a thorough analysis of charge-offs, non-performing asset levels, special attention outstandings and delinquency to review portfolio trends, including specific industry risks and economic conditions, which may have an impact on the allowance and allowance ratios applied to various portfolios. We adjust the calculated historical-based ratio based on analysis of environmental factors, principally specific industry risk, collateral risk, and concentration risk, along with global economic and political issues. Our forecast adjustment includes key economic factors affecting our portfolios such as growth in gross domestic product, unemployment rates, housing market trends, commodity prices, and inflation. Forecasts are difficult to establish and the current environment presents challenges with high interest rates and continued elevated inflation, generally tighter lending conditions, growing signs of consumer stress, and heightened uncertainty from ongoing conflicts around the world. There is considerable uncertainty surrounding economic growth prospects as we enter the new year, with varied calls ranging from soft landing to recession for the domestic economy. GDP growth exceeded previous forecasts in 2024 but substantial headwinds remain in the forward outlook. Uncertainty is high as global conflicts broadened, and significant changes in both the domestic and global political environments add uncertainty. Collateral values are significant to underwriting our specialty finance portfolios and volatility or declining values pose a threat. We actively review and adjust our amortization and down payment requirements as necessary in response to our outlook for future equipment values. Concentration risk is impacted primarily by geographic concentration in northern Indiana and southwestern Michigan in our business banking and commercial real estate portfolios and by collateral concentration in our specialty finance portfolios.
We include a factor for global risk in our analysis. While difficult to predict with precision, global risks may adversely impact our borrowers impairing their ability to repay their financial obligations. The global outlook calls for slow growth as high sovereign debt levels and continued high interest rates in developing countries pressure growth prospects. Global geopolitical uncertainty impacts the outlook and various ongoing foreign conflicts bring downside risk. Trade tensions are rising which increases the potential for supply chain disruptions. Terrorism remains a persistent concern and risks of a catastrophic event are elevated. In Brazil and Mexico where we have a presence with our aircraft lending, we remain concerned with persistent inflation, high interest rates and their resultant economic impact. Inflation is concerning in Brazil where a weakening currency and fiscal expansion are fueling an inflationary rebound. Mexico also faces an uncertain inflationary outlook and modest growth prospects.

The following discussion focuses on relevant economic conditions and various circumstances impacting the December 31, 2024 allowance for loan and lease losses of each of our loan and lease segments.
Commercial and agricultural – Multiple industries are represented in the commercial and agricultural portfolio and the outlook for the portfolio remains guarded. Small businesses are challenged to absorb higher interest rates, higher cost of capital, compete for labor, and control expenses. In our underlying industries, wholesalers have generally performed well and have been able to pass along rising costs. Manufacturers remain under pressure as demand for durable goods remains soft. The recreational vehicle industry, which is centered in our footprint, continues to struggle with lower demand and production overcapacity as it navigates a sharp decline from record high shipment levels reached in 2022. The outlook for 2025 remains weak; minimally improved from 2024. Pressures in the agricultural markets are becoming evident, as sharp declines in commodity prices coupled with continued high input costs hurt 2024 results and dampened prospects for the upcoming year. We experienced higher charge-offs in the commercial and agricultural portfolio for a second consecutive year after a previously sustained period of low credit losses. Credit quality remains acceptable, but we have seen increased special attention activity within the portfolio.
Renewable energy – Our renewable energy (predominately solar) portfolio continues to perform well. Growth opportunities abound and overall credit quality remains solid. Risks include construction and developer related risks and delays, site issues, climate and weather risks, regulatory problems and permitting issues, as well as utility interconnection delays. Maturity risk and refinancing costs are elevated given the higher interest rate environment. To date, we have not incurred any losses in this portfolio and credit performance continues to be favorable.
Auto and light truck – The primary auto rental segment of the auto and light truck portfolio reported lower loan demand and weakening credit metrics after several years of strong performance. We are seeing evidence of industry struggles in the portfolio as higher interest rates, higher vehicle costs, and shrinking rental rates take their toll. Credit quality weakened during the year evidenced by an increase in special attention downgrades, delinquency, and requests for payment relief. Wholesale used vehicle valuations softened through the first half of 2024 but stabilized in the second half, ending the year generally flat overall. Prices did soften within the electric vehicle segment of which we have limited exposure. Overall, vehicle values remain above the longer-term trend line and constrained original equipment manufacturer (OEM) production volumes have likely provided some pricing support. Clients are returning to more normalized fleet cycles, but increased vehicle costs have strained performance and extended inventory holding times. We have tightened our underwriting standards to maintain appropriate terms in an attempt to limit our exposure to downward price movements in the underlying vehicle collateral. The auto leasing segment performed well in 2024 and the portfolio exhibits stable credit quality and low delinquency. Leasing customers lease to auto rental companies as well as other commercial entities. Our auto leasing portfolio is concentrated in larger client exposures. We remain diligent in setting our terms and residual values appropriately and monitoring fleet mix given recent volatility in vehicle prices. Despite signs of weakening credit metrics, the auto and light truck portfolio reported a net recovery position for the year. To account for weakening credit metrics in our auto rental segment, we adjusted qualitative factors for elevated special attention risk within our allowance for loan and lease losses.
Medium and heavy duty truck – The industry continues to struggle with overcapacity and weak freight rates. This portfolio has historically been a barometer for overall economic weakness and the industry has experienced several high-profile carrier bankruptcies and generally difficult conditions. In previous downturns, small companies and independent owner-operators were hit the hardest and asset valuations were pressured. Asset valuations have weakened. The portfolio reported a slight decline in loan balances for the year and has exhibited some credit weakness, although it has likely outperformed the industry as a whole and the Company did not incur any credit losses in the portfolio during the period. The possibility of labor unrest within the shipping industry raises the potential for volatility in the segment and we continue to monitor for signs of credit deterioration in our portfolio given the industry’s increased risk profile.
Aircraft – The Company experienced modest loan growth in the domestic aircraft segment during the period while growth in our foreign portfolio was essentially flat. Aircraft collateral values, particularly those in our niche, strengthened considerably early in this economic cycle but are now showing signs of softening with increasing available inventory. The portfolio has maintained stable credit quality in recent years, but was among the sectors affected most by the sluggish economy following the Great Recession. Our portfolio loss history has been volatile, characterized by lengthy periods of minimal losses or modest recoveries followed by short intervals of high losses. In this portfolio, we have $301 million of foreign exposure, primarily domiciled in Mexico and Brazil. Brazil’s economy generally outperformed expectations during 2024, but faces increasing inflationary and fiscal concerns, higher interest rates, and a sharply weakening currency. The Mexican economy experienced modest growth in 2024, and remains highly dependent on the U.S. economy. Heavy indebtedness and financial problems with state-owned oil firm Pemex are an ongoing concern for Mexico’s broader growth prospects.

Construction equipment – Our construction equipment portfolio reported another year of solid growth, but at a slower rate as compared to previous periods. Infrastructure spending has had a positive impact for many contractors within the segment. The portfolio experienced stable credit quality in the time period between the Great Recession and the pandemic, but there have been credit quality concerns with unanticipated downgrades to special attention in recent years. The portfolio reported increased monthly delinquency activity during the period and currently accounts for the Company’s highest share of nonperforming assets. The portfolio has also recognized several sizeable losses in recent years which have been successfully mitigated, achieving fairly high recovery rates with time. There remains elevated concern for construction contractors as the portfolio is inherently vulnerable to energy price volatility, high interest rates, and changes in the regulatory environment. Construction projects can have unknown costs or delays and large project risk is ever-present. Volatile energy, labor, and material prices create difficulties for cost structures in an industry that often operates under longer-term contracts lacking adequate cost escalators. Our portfolio has seen multiple instances of contractors having difficulty managing and collecting receivables which resulted in severe payment difficulties. Historically, we have experienced less volatility in this portfolio than the broader industry as losses have been mitigated by appropriate underwriting and a global market for used construction equipment. We reviewed our qualitative adjustments at year-end, and maintained factors for concentration risk of overall bank capital given the portfolio’s loan growth, elevated problem loan activity in the segment given steady special attention volumes, and added a factor for increasing delinquency and nonperforming asset trends.
Commercial real estate – Similar to the commercial portfolio, our commercial real estate loans are concentrated in our local market with local customers although we do fund select projects outside our market with multi-state developers that are headquartered in our footprint. Approximately 62% of the Bank’s exposure in this portfolio is from owner-occupied facilities where we are the primary relationship bank for our clients. We reviewed our qualitative adjustments as of year-end and made slight adjustments to factors addressing interest rate maturity risk along with construction risk in select segments as the loan volume of projects under construction remains much higher than prior periods. We have seen an uptick in special attention activity in our owner-occupied segment, while our non-owner-occupied segment has maintained generally stable credit quality. We continue to be concerned about higher interest and capitalization rates within the non-owner-occupied segment and the potential negative impact on both real estate valuations and projected cash flows.
Residential real estate and home equity – Our residential real estate and home equity portfolio consists of loans to individuals in the communities we serve. Generally, residential mortgage loans are originated using standards that result in salable mortgages. Home equity loans are also advanced in compliance with regulatory guidelines and the Bank’s credit policy. Losses in these portfolios have been immaterial since 2013. Qualitative factors in the portfolio are primarily for reasonable and supportable forecasts, although we maintained a previous adjustment to account for an elevated amount of non-salable adjustable-rate mortgages in the loan mix with repricing risk at maturity.
Consumer – Our consumer loan portfolio consists of loans to individuals in the communities we serve. This portfolio consists primarily of loans secured by autos with advances in compliance with the Bank’s underwriting standards. Losses are stable during good economic times and tend to increase when there is deterioration in local economic factors and employment rates. Loss rates had been modest from 2013 through the end of the pandemic, but we experienced higher write-downs within the portfolio in each of the last two years. We reviewed our qualitative adjustments at the end of the 2024 which primarily consist of reasonable and supportable forecasts and made an upward adjustment to account for increasing delinquency and nonperforming activity within the portfolio.
Allowance for loan and lease losses – The allowance for loan and lease losses at December 31, 2024, totaled $155.54 million and was 2.27% of loans and leases, compared to $147.55 million or 2.26% of loans and leases at December 31, 2023 and $139.27 million or 2.32% of loans and leases at December 31, 2022. It is our opinion that the allowance for loan and lease losses was appropriate to absorb current expected credit losses inherent in the loan and lease portfolio as of December 31, 2024.
Charge-offs for loan and lease losses were $13.73 million for 2024, compared to $6.65 million for 2023 and $3.41 million for 2022. Primarily reflective of our strong loan and lease growth and qualitative adjustments, we added $13.66 million to the provision for credit losses on loans and leases for 2024, compared to a provision of $5.87 million for 2023 and a provision of $13.25 million for 2022.

The following table summarizes our loan and lease loss experience for each of the last three years ended December 31.

(Dollars in thousands)	2024	2023	2022
Amounts of loans and leases outstanding at end of period	$6,854,808	$6,518,505	$6,011,162
Average amount of net loans and leases outstanding during period	$6,598,329	$6,203,857	$5,566,701
Amount of unfunded loan commitments at end of period(1)	$1,326,724	$1,478,840	$1,255,289
Balance of allowance for loan and lease losses at beginning of period	$147,552	$139,268	$127,492
Charge-offs:
Commercial and agricultural	9,825	4,305	625
Renewable energy	—	—	—
Auto and light truck	730	729	118
Medium and heavy duty truck	—	—	—
Aircraft	68	—	—
Construction equipment	1,692	54	1,114
Commercial real estate	—	248	538
Residential real estate and home equity	66	101	284
Consumer	1,349	1,211	730
Total charge-offs	13,730	6,648	3,409
Recoveries:
Commercial and agricultural	418	243	56
Renewable energy	—	—	—
Auto and light truck	3,273	5,591	417
Medium and heavy duty truck	—	12	—
Aircraft	1,279	967	785
Construction equipment	2,100	1,656	17
Commercial real estate	724	11	45
Residential real estate and home equity	26	334	160
Consumer	235	252	460
Total recoveries	8,055	9,066	1,940
Net charge-offs (recoveries)	5,675	(2,418)	1,469
Provision for credit losses - loans and leases	13,663	5,866	13,245
Balance of allowance for loan and lease losses at end of period	$155,540	$147,552	$139,268
Balance of liability for unfunded loan commitments at beginning of period	$8,182	$5,616	$4,196
(Recovery of) provision for credit losses - unfunded loan commitments	(1,197)	2,566	1,420
Balance of liability for unfunded loan commitments at end of period	$6,985	$8,182	$5,616
Asset Quality Ratios:
Net charge-offs (recoveries) to average net loans and leases outstanding	0.09%	(0.04)%	0.03%
Allowance for loan and lease losses to net loans and leases outstanding end of period	2.27%	2.26%	2.32%
Liability for unfunded loan commitments to unfunded loan commitments end of period	0.53%	0.55%	0.45%
Allowance for loan and lease losses and liability for unfunded loan commitments to net loans and leases outstanding and unfunded loan commitments end of period	1.99%	1.95%	1.99%
(1) Represents noncancelable commitments
The following table shows net charge-offs (recoveries) as a percentage of average loans and leases by portfolio type:

	2024	2023	2022
Commercial and agricultural	1.29%	0.52%	0.07%
Renewable energy	—	—	—
Auto and light truck	(0.26)	(0.55)	(0.04)
Medium and heavy duty truck	—	—	—
Aircraft	(0.11)	(0.09)	(0.08)
Construction equipment	(0.04)	(0.16)	0.13
Commercial real estate	(0.06)	0.02	0.05
Residential real estate and home equity	0.01	(0.04)	0.02
Consumer	0.81	0.66	0.19
Total net charge-offs (recoveries) to average portfolio loans and leases	0.09%	(0.04)%	0.03%

The allowance for loan and lease losses has been allocated according to the amount deemed necessary to provide for the estimated current expected credit losses. The following table shows the amount of such components of the allowance for loan and lease losses at December 31 and the ratio of such loan and lease categories to total outstanding loan and lease balances.

	2024		2023
(Dollars in thousands)	Allowance Amount	Percentage of Loans and Leases in Each Category to Total Loans and Leases	Allowance Amount	Percentage of Loans and Leases in Each Category to Total Loans and Leases
Commercial and agricultural	$21,316	11.28%	$17,385	11.76%
Renewable energy	8,562	7.11	6,610	6.13
Auto and light truck	18,437	13.84	16,858	14.83
Medium and heavy duty truck	7,292	4.22	8,965	4.79
Aircraft	36,663	16.39	37,653	16.54
Construction equipment	28,258	17.56	26,510	16.64
Commercial real estate	24,821	17.73	23,690	17.33
Residential real estate and home equity	7,976	9.92	7,698	9.79
Consumer	2,215	1.95	2,183	2.19
Total	$155,540	100.00%	$147,552	100.00%
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
Nonperforming assets amounted to $31.33 million at December 31, 2024, compared to $24.24 million at December 31, 2023, and $26.93 million at December 31, 2022. During 2024, interest income on nonaccrual loans and leases would have increased by approximately $2.06 million compared to $1.47 million in 2023 if these loans and leases had earned interest at their full contractual rate.
Nonperforming assets at December 31, 2024 increased from December 31, 2023, mainly due to increases in nonaccrual loans and leases in the construction equipment portfolio and to a lesser extent, the residential real estate and home equity portfolio offset by a decrease in nonaccrual loans and leases in the commercial and agricultural portfolio. Repossessions consisted mainly of units in the construction equipment portfolio. There is currently one property held in other real estate related to our construction equipment portfolio.

Nonperforming assets at December 31 (Dollars in thousands)	2024	2023
Loans past due over 90 days	$106	$149
Nonaccrual loans and leases:
Commercial and agricultural	4,715	13,267
Renewable energy	—	—
Auto and light truck	2,806	4,666
Medium and heavy duty truck	—	—
Aircraft	—	—
Construction equipment	17,976	176
Commercial real estate	1,595	2,970
Residential real estate and home equity	2,711	1,812
Consumer	810	490
Total nonaccrual loans and leases	30,613	23,381
Total nonperforming loans and leases	30,719	23,530
Other real estate	460	—
Repossessions:
Commercial and agricultural	—	—
Auto and light truck	—	689
Medium and heavy duty truck	—	—
Aircraft	—	—
Construction equipment	134	—
Consumer	21	16
Total repossessions	155	705
Operating leases	—	—
Total nonperforming assets	$31,334	$24,235
Nonperforming loans and leases to loans and leases, net of unearned discount	0.45%	0.36%
Nonperforming assets to loans and leases and operating leases, net of unearned discount	0.46%	0.37%
Coverage ratio of allowance for loan and lease losses to nonperforming loans and leases	506.33%	627.08%
Potential Problem Loans — Potential problem loans consist of loans that are performing but for which management has concerns about the ability of a borrower to continue to comply with repayment terms because of potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. As of December 31, 2024 and 2023, we had $20.60 million and $34.04 million, respectively, in loans of this type which are not included in either of the non-accrual or 90 days past due loan categories. At December 31, 2024, potential problem loans consisted of five relationships; one relationship in the commercial and agricultural portfolio, one relationship in the aircraft portfolio, one relationship in the medium and heavy duty truck portfolio, and two relationships in the construction portfolio. Weakness in the borrowers’ operating performance have caused us to give heighten attention to these credits.
INVESTMENT PORTFOLIO
The amortized cost of securities available-for-sale at year-end 2024 decreased 6.34% from 2023, following a 10.50% decrease from year-end 2022 to year-end 2023. The amortized cost of securities available-for-sale at December 31, 2024 was 18.48% of total assets, compared to 20.19% of total assets at December 31, 2023.
The following table shows the amortized cost of investment securities available-for-sale as of December 31.

(Dollars in thousands)	2024	2023
U.S. Treasury and Federal agencies securities	$786,417	$979,530
U.S. States and political subdivisions securities	86,305	97,522
Mortgage-backed securities — Federal agencies	777,962	676,257
Corporate debt securities	—	8,448
Foreign government securities	—	600
Total investment securities available-for-sale	$1,650,684	$1,762,357

Yields on tax-exempt obligations are calculated on a fully tax-equivalent basis assuming a 21% tax rate. The following table shows the maturities of securities available-for-sale at December 31, 2024, at the amortized costs and weighted average yields of such securities.

(Dollars in thousands)	Amount	Yield
U.S. Treasury and Federal agencies securities
Under 1 year	$264,572	0.77%
1 – 5 years	492,814	1.53
5 – 10 years	29,031	4.67
Over 10 years	—	—
Total U.S. Treasury and Federal agencies securities	786,417	1.39
U.S. States and political subdivisions securities
Under 1 year	8,716	2.30
1 – 5 years	37,999	1.94
5 – 10 years	23,615	4.89
Over 10 years	15,975	5.60
Total U.S. States and political subdivisions securities	86,305	3.46
Mortgage-backed securities — Federal agencies	777,962	2.63
Total investment securities available-for-sale	$1,650,684	2.08%
At December 31, 2024, the residential mortgage-backed securities we held consisted of GNMA, FNMA and FHLMC pass-through certificates (Government Sponsored Enterprise, GSEs). The type of loans underlying the securities were all conforming loans at the time of issuance. The underlying GSEs backing these mortgage-backed securities are rated Aaa or AA+ from the rating agencies. At December 31, 2024, the vintage (years originated) of the underlying loans comprising our securities are: 10% in the year 2024; 3% in the year 2023; 53% in the years 2021 and 2022; 21% in the years 2019 and 2020; 6% in the years 2017 and 2018; 7% in the years 2016 and prior.
DEPOSITS
The following table shows the average daily amounts of deposits and rates paid on such deposits.

	2024		2023		2022
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing demand	$1,609,001	—%	$1,753,149	—%	$2,037,882	—%
Interest bearing demand	2,463,386	2.73	2,481,362	2.33	2,554,945	0.69
Savings	1,255,111	1.45	1,181,314	0.68	1,283,143	0.08
Time	1,791,459	4.55	1,541,419	3.73	835,406	0.79
Total deposits	$7,118,957		$6,957,244		$6,711,376
The following table shows the estimated scheduled maturities of the portion of time deposits in U.S. offices in excess of the FDIC insurance limit and time deposits that are otherwise uninsured.

(Dollars in thousands)
Under 3 Months	$191,631
4 – 6 Months	197,654
7 – 12 Months	231,523
Over 12 Months	228,075
Total	$848,883
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

(Dollars in thousands)	Federal Funds Purchased and Securities Repurchase Agreements	Commercial Paper	Federal Home Loan Bank Advances	Federal Reserve Advances	Other Short-Term Borrowings	Total Borrowings
2024
Balance at December 31, 2024	$72,346	$—	$75,000	$100,000	$1,852	$249,198
Maximum amount outstanding at any month-end	82,591	—	170,000	100,000	2,450	355,041
Average amount outstanding	61,956	—	64,987	100,027	1,878	228,848
Weighted average interest rate during the year	1.01%	—%	5.40%	4.84%	—%	3.92%
Weighted average interest rate for outstanding amounts at December 31, 2024	1.15%	—%	4.50%	4.76%	—%	3.60%
2023
Balance at December 31, 2023	$55,809	$—	$155,000	$100,000	$1,550	$312,359
Maximum amount outstanding at any month-end	189,138	3,491	225,000	100,000	1,694	519,323
Average amount outstanding	81,904	2,373	121,003	7,123	1,208	213,611
Weighted average interest rate during the year	0.36%	0.09%	5.28%	4.98%	—%	3.29%
Weighted average interest rate for outstanding amounts at December 31, 2023	0.37%	—%	5.51%	4.83%	—%	4.35%
During December 2023, we borrowed $100 million from the Federal Reserve’s Bank Term Funding Program based on the economics of the borrowing relative to our other funding sources. During January 2024, we refinanced the borrowing at a lower rate for another one year period.
LIQUIDITY AND CAPITAL RESOURCES
Core Deposits — Our major source of investable funds is provided by stable core deposits consisting of all interest bearing and noninterest bearing deposits, excluding brokered certificates of deposit, listing services certificates of deposit and certain certificates of deposit over $250,000 based on established FDIC insured deposits. In 2024, average core deposits equaled 71.39% of average total assets, compared to 73.77% in 2023 and 79.60% in 2022. The effective rate of core deposits in 2024 was 1.97%, compared to 1.45% in 2023 and 0.32% in 2022.
Average noninterest bearing core deposits decreased 8.22% in 2024 compared to a decrease of 13.97% in 2023. These represented 25.79% of total core deposits in 2024, compared to 28.24% in 2023, and 31.71% in 2022.
Purchased Funds — We use purchased funds to supplement core deposits, which include certain certificates of deposit over $250,000, brokered certificates of deposit, listing services certificates of deposit, over-night borrowings, securities sold under agreements to repurchase, commercial paper, and other short-term borrowings which includes Federal Home Loan Bank and Federal Reserve Bank borrowings. Purchased funds are raised from customers seeking short-term investments and are used to manage the Bank’s interest rate sensitivity. During 2024, our reliance on purchased funds increased to 12.69% of average total assets from 11.45% in 2023.
Shareholders’ Equity — Average shareholders’ equity equated 12.10% of average total assets in 2024, compared to 11.02% in 2023. Shareholders’ equity was 12.44% of total assets at year-end 2024, compared to 11.34% at year-end 2023. We include unrealized gains (losses) on available-for-sale securities, net of income taxes, in accumulated other comprehensive income (loss) which is a component of shareholders’ equity. While regulatory capital adequacy ratios exclude unrealized gains (losses), it does impact our equity as reported in the audited financial statements. The unrealized losses on available-for-sale securities, net of income taxes, were $87.23 million and $106.32 million at December 31, 2024 and 2023, respectively. The unrealized losses occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. Additionally, we do not intend to sell these available-for-sale investment securities and it is more likely than not that we will not be required to sell these investments before recovery of the amortized cost basis, which may be the maturity dates of the securities.

Other Liquidity — Under Indiana law governing the collateralization of public fund deposits, the Indiana Board of Depositories determines which financial institutions are required to pledge collateral based on the strength of their financial ratings. We have been informed that no collateral is required for our public fund deposits. However, the Board of Depositories could alter this requirement in the future and adversely impact our liquidity. Our potential liquidity exposure if we must pledge collateral is approximately $1.36 billion.
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
(iii)Dependency Ratio (net potentially volatile liabilities minus short term investments divided by total earning assets minus short term investments) less than 15%; and
(iv)Loans to Deposits Ratio less than 100%
At December 31, 2024, we were in compliance with the foregoing internal policies and regulatory guidelines.
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
We maintain prudent strategies to support a strong liquidity position. The following table represents our sources of liquidity as of December 31, 2024.

(Dollars in thousands)	Available
Internal Sources
Unencumbered securities	$1,177,201
External Sources
FHLB advances(1)	665,100
FRB borrowings(2)	404,573
Fed funds purchased(3)	410,000
Brokered deposits(4)	394,909
Listing services deposits(4)	446,039
Total liquidity	$3,497,822
% of Total deposits net brokered and listing services certificates of deposit	51.96%

(1) Availability is shown net of required stock purchases under the FHLB activity-based stock ownership requirement, which is currently 4.50%, and may vary
(2) Includes access to discount window and Bank Term Funding Program
(3) Availability contingent on correspondent bank approvals at time of borrowing
(4) Availability contingent on internal borrowing guidelines

External sources as listed in the table above are managed to approved guidelines by our Board of Directors. Total net available liquidity was $3.50 billion at December 31, 2024, which accounted for approximately 52% of total deposits net of brokered and listing services certificates of deposits.
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

	Percentage Change in Net Interest Income
	December 31, 2024		December 31, 2023
Basis Point Interest Rate Change	12 Months	24 Months	12 Months	24 Months
Up 200	(2.19)%	2.79%	(1.40)%	3.01%
Up 100	(1.11)%	1.35%	(0.66)%	1.52%
Down 100	0.89%	(2.10)%	(0.18)%	(2.42)%
The earnings simulation model excludes the earnings dynamics related to how fee income and noninterest expense may be affected by changes in interest rates. Actual results may differ materially from those projected. The use of this methodology to quantify the market risk of the balance sheet should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions.
At December 31, 2024 and 2023, the impact of these hypothetical fluctuations in interest rates on our derivative holdings was not significant, and, as such, separate disclosure is not presented. We manage the interest rate risk related to mortgage loan commitments by entering into contracts for future delivery of loans with outside parties. See Part II, Item 8, Financial Statements and Supplementary Data — Note 18 of the Notes to Consolidated Financial Statements.
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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Shareholders, Board of Directors and Audit, Finance, and Risk Committee
1st Source Corporation
South Bend, Indiana

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of 1st Source Corporation (Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2025, expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Allowance for Loan and Lease Losses – Qualitative Factors
Description of the Critical Audit Matter
As presented in Note 5 to the financial statements, the Company’s allowance for loan and lease losses (ALLL) was $155.5 million at December 31, 2024. As described in Note 1 to the financial statements, the ALLL is an estimate of current expected credit losses in the loan and lease portfolio. The determination of the ALLL requires significant judgment reflecting the Company’s estimate of expected future losses for the loan’s entire contractual term adjusted for expected payments when appropriate.
The Company categorizes its loan portfolios into nine segments based on similar risk characteristics. Loans within each segment are collectively evaluated using either: 1) a cohort cumulative loss rate methodology (“cohort”) or, 2) the probability of default (“PD”)/loss given default (“LGD”) methodology (PD/LGD). For both the cohort and the PD/LGD methodologies, the Company uses qualitative adjustments to capture differences that may exist between the current and historical conditions. Qualitative factors include but are not limited to current market risk assessment by industry, recent loss experience in particular segments of the portfolios, movement in equipment values collateralizing specialized industry portfolios, concentrations of credit risk, delinquencies, trends in volume, experience and depth of relationship managers and division management, and the effects of changes in lending policies and practices, including changes in quality of the loan and lease origination, servicing, and risk management process.
We identified the qualitative factor adjustments included in the ALLL as a critical audit matter. The principal considerations for our determination included the high degree of judgment and subjectivity in auditing management’s estimation of qualitative factor adjustments, which requires significant judgment.
How the Critical Audit Matter Was Addressed in the Audit
The primary procedures we performed to address this critical audit matter included:
•Tested the design and operating effectiveness of internal controls over the establishment of qualitative adjustments for current and expected conditions.
•Evaluated the current and expected qualitative adjustments, including assessing the basis for the adjustments and the reasonableness of the significant assumptions related to loan portfolio policies and underwriting, credit quality metrics, concentrations, as well as external market data including gross domestic product, unemployment rates, and housing market trends.
•Tested the completeness and accuracy and evaluated the relevance of the key data used as inputs to the qualitative adjustment estimation process, including relevant external market data, portfolio segment loan balances and other loan-specific data.

/s/ Forvis Mazars, LLP

We have served as the Company’s auditor since 2015.

Fort Wayne, Indiana
February 18, 2025

Report of Independent Registered Public Accounting Firm

Shareholders, Board of Directors and Audit, Finance, and Risk Committee
1st Source Corporation
South Bend, Indiana

Opinion on the Internal Control over Financial Reporting
We have audited 1st Source Corporation’s (Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2024 and 2023, and for each of the three years in the period ended December 31, 2024, and our report dated February 18, 2025, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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

/s/ Forvis Mazars, LLP

Fort Wayne, Indiana
February 18, 2025

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31 (Dollars in thousands)	2024	2023
ASSETS
Cash and due from banks	$76,837	$77,474
Federal funds sold and interest bearing deposits with other banks	47,989	52,194
Investment securities available-for-sale (amortized cost of $1,650,684 and $1,762,357 at December 31, 2024 and 2023, respectively)	1,536,299	1,622,600
Other investments	23,855	25,075
Mortgages held for sale	2,569	1,442
Loans and leases, net of unearned discount:
Commercial and agricultural	772,974	766,223
Renewable energy	487,266	399,708
Auto and light truck	948,435	966,912
Medium and heavy duty truck	289,623	311,947
Aircraft	1,123,797	1,078,172
Construction equipment	1,203,912	1,084,752
Commercial real estate	1,215,265	1,129,861
Residential real estate and home equity	680,071	637,973
Consumer	133,465	142,957
Total loans and leases	6,854,808	6,518,505
Allowance for loan and lease losses	(155,540)	(147,552)
Net loans and leases	6,699,268	6,370,953
Equipment owned under operating leases, net	11,483	20,366
Premises and equipment, net	53,456	46,159
Goodwill and intangible assets	83,897	83,916
Accrued income and other assets	396,285	427,779
Total assets	$8,931,938	$8,727,958

LIABILITIES
Deposits:
Noninterest-bearing demand	$1,639,101	$1,655,728
Interest-bearing deposits:
Interest-bearing demand	2,544,839	2,430,833
Savings	1,256,370	1,213,334
Time	1,789,725	1,738,686
Total interest-bearing deposits	5,590,934	5,382,853
Total deposits	7,230,035	7,038,581
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	72,346	55,809
Other short-term borrowings	176,852	256,550
Total short-term borrowings	249,198	312,359
Long-term debt and mandatorily redeemable securities	39,156	47,911
Subordinated notes	58,764	58,764
Accrued expenses and other liabilities	173,279	202,080
Total liabilities	7,750,432	7,659,695

SHAREHOLDERS’ EQUITY
Preferred stock; no par value Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock; no par value Authorized 40,000,000 shares; issued 28,205,674 shares at December 31, 2024 and 2023	436,538	436,538
Retained earnings	890,937	789,842
Cost of common stock in treasury (3,685,512 shares at December 31, 2024 and 3,771,070 shares at December 31, 2023)	(129,175)	(130,489)
Accumulated other comprehensive loss	(87,232)	(106,323)
Total shareholders’ equity	1,111,068	989,568
Noncontrolling interests	70,438	78,695
Total equity	1,181,506	1,068,263
Total liabilities and equity	$8,931,938	$8,727,958
The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31 (Dollars in thousands, except per share amounts)	2024	2023	2022
Interest income:
Loans and leases	$451,329	$387,298	$263,894
Investment securities, taxable	25,720	24,501	26,294
Investment securities, tax-exempt	1,043	1,445	1,049
Other	5,925	3,663	2,579
Total interest income	484,017	416,907	293,816
Interest expense:
Deposits	166,842	123,162	25,231
Short-term borrowings	8,976	7,032	1,497
Subordinated notes	4,217	4,174	3,550
Long-term debt and mandatorily redeemable securities	3,165	3,892	69
Total interest expense	183,200	138,260	30,347
Net interest income	300,817	278,647	263,469
Provision for credit losses	12,466	5,866	13,245
Net interest income after provision for credit losses	288,351	272,781	250,224
Noninterest income:
Trust and wealth advisory	26,709	23,706	23,107
Service charges on deposit accounts	12,877	12,749	12,146
Debit card	17,785	17,980	18,052
Mortgage banking	4,210	3,471	4,122
Insurance commissions	6,730	6,911	6,703
Equipment rental	5,171	8,837	12,274
Losses on investment securities available-for-sale	(3,889)	(2,926)	(184)
Other	16,714	19,895	15,042
Total noninterest income	86,307	90,623	91,262
Noninterest expense:
Salaries and employee benefits	121,909	115,612	105,110
Net occupancy	11,939	11,090	10,728
Furniture and equipment	5,612	5,653	5,448
Data processing	27,567	25,055	22,375
Depreciation — leased equipment	4,073	7,093	10,023
Professional fees	7,098	6,705	7,280
FDIC and other insurance	6,142	5,926	3,625
Business development and marketing	6,876	7,157	5,823
Other	12,385	17,433	14,287
Total noninterest expense	203,601	201,724	184,699
Income before income taxes	171,057	161,680	156,787
Income tax expense	38,439	36,746	36,255
Net income	132,618	124,934	120,532
Net loss (income) attributable to noncontrolling interests	5	(7)	(23)
Net income available to common shareholders	$132,623	$124,927	$120,509
Basic net income per common share	$5.36	$5.03	$4.84
Diluted net income per common share	$5.36	$5.03	$4.84
The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Year Ended December 31 (Dollars in thousands)	2024	2023	2022
Net income	$132,618	$124,934	$120,532
Other comprehensive income (loss):
Unrealized appreciation (depreciation) of investment securities available-for-sale	21,483	51,360	(181,237)
Reclassification adjustment for realized losses included in net income	3,889	2,926	184
Income tax effect	(6,281)	(12,919)	43,224
Other comprehensive income (loss), net of tax	19,091	41,367	(137,829)
Comprehensive income (loss)	151,709	166,301	(17,297)
Comprehensive loss (income) attributable to noncontrolling interests	5	(7)	(23)
Comprehensive income (loss) available to common shareholders	$151,714	$166,294	$(17,320)
The accompanying notes are a part of the consolidated financial statements.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	1st Source Corporation Shareholders
(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss), Net	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2022	$—	$436,538	$603,787	$(114,209)	$(9,861)	$916,255	$53,209	$969,464
Net income	—	—	120,509	—	—	120,509	23	120,532
Other comprehensive loss	—	—	—	—	(137,829)	(137,829)	—	(137,829)
Issuance of 72,593 common shares under stock based compensation awards	—	—	1,762	1,403	—	3,165	—	3,165
Cost of 149,819 shares of common stock acquired for treasury	—	—	—	(6,836)	—	(6,836)	—	(6,836)
Common stock dividend ($1.26 per share)	—	—	(31,196)	—	—	(31,196)	—	(31,196)
Contributions from noncontrolling interests	—	—	—	—	—	—	7,700	7,700
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,234)	(1,234)
Balance at December 31, 2022	$—	$436,538	$694,862	$(119,642)	$(147,690)	$864,068	$59,698	$923,766
Net income	—	—	124,927	—	—	124,927	7	124,934
Other comprehensive income	—	—	—	—	41,367	41,367	—	41,367
Issuance of 82,840 common shares under stock based compensation awards	—	—	2,184	1,622	—	3,806	—	3,806
Cost of 310,522 shares of common stock acquired for treasury	—	—	—	(12,469)	—	(12,469)	—	(12,469)
Common stock dividend ($1.30 per share)	—	—	(32,131)	—	—	(32,131)	—	(32,131)
Contributions from noncontrolling interests	—	—	—	—	—	—	20,343	20,343
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,353)	(1,353)
Balance at December 31, 2023	$—	$436,538	$789,842	$(130,489)	$(106,323)	$989,568	$78,695	$1,068,263
Net income	—	—	132,623	—	—	132,623	(5)	132,618
Other comprehensive income	—	—	—	—	19,091	19,091	—	19,091
Issuance of 88,555 common shares under stock based compensation awards	—	—	2,862	1,492	—	4,354	—	4,354
Cost of 2,997 shares of common stock acquired for treasury	—	—	—	(178)	—	(178)	—	(178)
Common stock dividend ($1.40 per share)	—	—	(34,390)	—	—	(34,390)	—	(34,390)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,332)	(2,332)
Liquidation of noncontrolling interests	—	—	—	—	—	—	(5,920)	(5,920)
Balance at December 31, 2024	$—	$436,538	$890,937	$(129,175)	$(87,232)	$1,111,068	$70,438	$1,181,506
The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 (Dollars in thousands)	2024	2023	2022
Operating activities:
Net income	$132,618	$124,934	$120,532
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	12,466	5,866	13,245
Depreciation of premises and equipment	4,457	4,452	4,596
Depreciation of equipment owned and leased to others	4,073	7,093	10,023
Stock-based compensation	5,655	4,891	3,587
Amortization of investment securities premiums and accretion of discounts, net	1,709	3,939	3,951
Amortization of mortgage servicing rights	781	845	1,287
Amortization of right of use assets	3,050	3,073	3,181
Deferred income taxes	2,432	(9,462)	(9,461)
Losses on investment securities available-for-sale	3,889	2,926	184
Originations of loans held for sale, net of principal collected	(62,002)	(43,665)	(86,185)
Proceeds from the sales of loans held for sale	61,781	47,060	97,166
Net gains on sale of loans held for sale	(906)	(923)	(1,611)
Net gains on sale of other real estate and repossessions	(214)	(123)	(410)
Change in interest receivable	(2,558)	(5,485)	(6,987)
Change in interest payable	6,974	23,521	4,115
Change in other assets	(4,164)	4,089	413
Change in other liabilities	23,627	17,864	21,910
Other	185	(2,959)	(4,006)
Net change in operating activities	193,853	187,936	175,530
Investing activities:
Proceeds from sales of investment securities available-for-sale	62,616	102,437	23,795
Proceeds from maturities and paydowns of investment securities available-for-sale	368,190	145,006	206,426
Purchases of investment securities available-for-sale	(324,731)	(47,494)	(327,496)
Net change in partnership investments	(34,404)	(51,121)	(18,292)
Net change in other investments	1,220	218	1,896
Loans sold or participated to others	119,678	49,603	57,473
Proceeds from principal payments on direct finance leases	68,806	71,044	58,654
Net change in loans and leases	(534,763)	(628,268)	(784,355)
Net change in equipment owned under operating leases	4,810	4,241	6,710
Purchases of premises and equipment	(12,367)	(5,980)	(2,380)
Proceeds from disposal of premises and equipment	613	142	49
Purchases of bank owned life insurance policies	—	—	(10,000)
Proceeds from sales of other real estate and repossessions	3,727	1,886	2,648
Net change in investing activities	(276,605)	(358,286)	(784,872)
Financing activities:
Net change in demand deposits and savings accounts	140,415	(487,911)	(7,122)
Net change in time deposits	51,039	598,227	256,322
Net change in short-term borrowings	(63,161)	96,830	15,502
Payments on long-term debt	(12,630)	(3,450)	(25,530)
Stock issued under stock purchase plans	153	78	252
Acquisition of treasury stock	(178)	(12,469)	(6,836)
Net (distributions to) contributions from noncontrolling interests	(2,332)	18,990	6,466
Cash dividends paid on common stock	(35,396)	(33,074)	(32,102)
Net change in financing activities	77,910	177,221	206,952
Net change in cash and cash equivalents	(4,842)	6,871	(402,390)
Cash and cash equivalents, beginning of year	129,668	122,797	525,187
Cash and cash equivalents, end of year	$124,826	$129,668	$122,797
Supplemental Information:
Non-cash transactions:
Loans transferred to other real estate and repossessions	$3,452	$2,038	$1,811
Common stock matching contribution to Employee Stock Ownership and Profit Sharing Plan	1,153	1,753	683
Right of use assets obtained in exchange for lease obligation	2,723	3,852	2,027
Liquidation of noncontrolling interests	5,920	—	—
Purchases of mandatorily redeemable securities with common stock	739	—	—
Cash paid for:
Interest	$176,227	$114,739	$26,233
Income taxes	11,281	17,799	23,258
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
Basis of Presentation — The financial statements consolidate 1st Source, its subsidiaries (principally the Bank) and any variable interest entities (“VIEs”) for which the Company has concluded it has significant involvement in and the ability to direct the activities that impact the entity’s economic performance. All significant intercompany balances and transactions have been eliminated. For purposes of the parent company only financial information presented in Note 23, investments in subsidiaries are carried at equity in the underlying net assets.
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
Securities — Securities that the Company has the ability and positive intent to hold to maturity are classified as investment securities held-to-maturity. Held-to-maturity investment securities, when present, are carried at amortized cost. As of December 31, 2024 and 2023, the Company held no securities classified as held-to-maturity. Securities that may be sold in response to, or in anticipation of, changes in interest rates and resulting prepayment risk, or for other factors, are classified as available-for-sale and are carried at fair value. Unrealized gains and losses on debt securities are reported, net of applicable taxes, as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. Unrealized gains and losses on equity securities are reflected, net of applicable taxes, in earnings.
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

Other investments consist of shares of Federal Home Loan Bank of Indianapolis (FHLBI) and Federal Reserve Bank stock. As restricted member stocks, these investments are carried at cost. Both cash and stock dividends received on the stocks are reported as income. Quarterly, the Company reviews its investment in FHLBI for impairment. Factors considered in determining impairment are: history of dividend payments; determination of cause for any net loss; adequacy of capital; and review of the most recent financial statements. As of December 31, 2024 and 2023, it was determined that the Company’s investment in FHLBI stock is appropriately valued at cost, which equates to par value. In addition, other investments include interest bearing deposits with other banks with original maturities of greater than three months. These investments are in denominations, including accrued interest, that are fully insured by the FDIC.
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
Occasionally, the Company modifies loans and leases to borrowers experiencing financial difficulty (typically denoted by internal credit quality graded “substandard” or worse) by providing term extensions, other-than-insignificant payment delays, or interest rate reductions. In some cases, multiple modifications are made to the same loan or lease. These modifications typically result from the Company’s loss mitigation activities. If the Company determines that the value of the modified loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance for loan and lease losses estimate or a charge-off to the allowance for loan and lease losses.
The Company sells mortgage loans to the Government National Mortgage Association (GNMA) in the normal course of business and retains the servicing rights. The GNMA programs under which the loans are sold allow the Company to repurchase individual delinquent loans that meet certain criteria from the securitized loan pool. At its option, and without GNMA’s prior authorization, the Company may repurchase a delinquent loan for an amount equal to 100% of the remaining principal balance on the loan. Once the Company has the unconditional ability to repurchase a delinquent loan, the Company is deemed to have regained effective control over the loan and the Company is required to recognize the loan on its balance sheet and record an offsetting liability, regardless of its intent to repurchase the loan. At December 31, 2024 and 2023, residential real estate portfolio loans included $1.85 million and $1.55 million, respectively, of loans available for repurchase under the GNMA optional repurchase programs with the offsetting liability recorded within Other Short-term Borrowings on the Consolidated Statements of Financial Position.
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
Transfers of Financial Assets — Transfers of financial assets are accounted for as sales when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been legally isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets.
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
Loans which exhibit different risk characteristics than the pool are evaluated individually for potential credit deterioration. Loans evaluated individually are not included in the collective evaluation. These loans can be identified from a variety of sources including delinquency, non-accrual status, and complex or unusual transactions. The scope may include accruing loans that exhibit risk characteristics which differ from their pool or non-performing loans with risk characteristics not similar to other special attention loans in their pool. Individual reserves are determined based on an analysis of the loan’s expected future cash flows, the loan’s observable market value, or the fair value of the collateral less costs to sell. When foreclosure is probable, credit deterioration is determined based on the collateral’s fair value less costs to sell. As a practical expedient, fair value less costs to sell may be used when developing the estimate of credit losses. Similarly, for a going concern analysis, a discounted cash method may be used.
Liability for Credit Losses on Unfunded Loan Commitments — The liability for credit losses on commitments to originate loans and standby letters of credit is included in Accrued Expenses and Other Liabilities on the Consolidated Statements of Financial Condition. Expected credit losses are estimated over the contractual period in which the Company is exposed to credit risk via a contractual obligation unless the obligation is unconditionally cancelable by the Company. The liability for credit losses on unfunded loan commitments is adjusted in the Provision for Credit Losses on the Consolidated Statements of Income. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated useful life. Because business processes and credit risks associated with unfunded credit commitments are essentially the same as for loans, the Company utilizes similar processes to estimate its liability for unfunded credit commitments.
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
Other Real Estate — Other real estate acquired through partial or total satisfaction of nonperforming loans is included in Other Assets on the Consolidated Statements of Financial Condition and recorded at fair value less anticipated selling costs based upon the property’s appraised value at the date of transfer, with any difference between the fair value of the property less cost to sell, and the carrying value of the loan charged to the allowance for loan and lease losses or other income, if a positive adjustment. Subsequent fair value write-downs or write-ups, to the extent of previous write-downs, property maintenance costs, and gains or losses recognized upon the sale of other real estate are recognized in Noninterest Expense on the Consolidated Statements of Income. Gains or losses resulting from the sale of other real estate are recognized on the date of sale. As of December 31, 2024 and 2023, other real estate had carrying values of $0.46 million and $0.00 million, respectively, and is included in Other Assets on the Consolidated Statements of Financial Condition.
Repossessed Assets — Repossessed assets may include fixtures and equipment, inventory and receivables, aircraft, construction equipment, and vehicles acquired from business banking and specialty finance activities. Repossessed assets are included in Other Assets on the Consolidated Statements of Financial Condition at fair value of the equipment or vehicle less estimated selling costs. At the time of repossession, the recorded amount of the loan or lease is written down to the fair value of the equipment or vehicle by a charge to the allowance for loan and lease losses or other income, if a positive adjustment. Subsequent fair value write-downs or write-ups, to the extent of previous write-downs, equipment maintenance costs, and gains or losses recognized upon the sale of repossessions are recognized in Noninterest Expense on the Consolidated Statements of Income. Gains or losses resulting from the sale of repossessed assets are recognized on the date of sale. Repossessed assets totaled $0.16 million and $0.71 million, as of December 31, 2024 and 2023, respectively, and are included in Other Assets on the Consolidated Statements of Financial Condition.
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
Goodwill and Intangibles — Goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. Goodwill is reviewed for impairment at least annually or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the carrying amount. Goodwill is allocated into two reporting units. Fair value for each reporting unit is estimated using stock price multiples or earnings before interest, tax, depreciation and amortization (EBITDA) multiples. Intangible assets that have finite lives are amortized over their estimated useful lives and are subject to impairment testing. All of the Company’s other intangible assets have finite lives and are amortized on a straight-line basis over varying periods not exceeding twenty-five years. The Company performed the required annual impairment test of goodwill during the fourth quarter of 2024 and determined that no impairment exists.

Bank-Owned Life Insurance (BOLI) — The Company maintains BOLI on certain executives. BOLI balances are recorded at their cash surrender values and are included in Other Assets on the Consolidated Statements of Financial Condition. Changes in the cash surrender values are included in Other Noninterest Income on the Consolidated Statements of Income. At December 31, 2024 and 2023, BOLI totaled $86.40 million and $84.41 million, respectively.
Partnership Investments — The Company accounts for its investments in partnerships for which it owns less than fifty percent and has the ability to exercise significant influence over the partnership on the equity method. The Company accounts for its investments in partnerships for which it does not have the ability to exercise significant influence at fair value less impairment, if any, or cost less any impairment if the fair value is not readily determinable. The Company has elected to use the practical expedient to estimate fair value of an investment in an investment company using the net asset value of its partnership interest. The Company uses the hypothetical liquidation book value (HLBV) method for equity investments when the liquidation rights and priorities as defined by an equity investment agreement differ from what is reflected by the underlying percentage ownership interests. The HLBV method is commonly applied to equity investments in the renewable energy industry, where the economic benefits corresponding to an equity investment may vary at different points in time and/or are not directly linked to an investor’s ownership percentage. A calculation is prepared at each balance sheet date to determine the amount that the Company would receive if an equity investment entity were to liquidate all of its assets (as valued in accordance with GAAP) and distribute that cash to the investors based on the contractually defined liquidation priorities. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is 1st Source’s share of the earnings or losses from the equity investment for the period. Investments in partnerships are included in Other Assets on the Consolidated Statements of Financial Condition. The balances as of December 31, 2024 and 2023 were $140.24 million and $166.60 million, respectively.
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
Treasury Stock — Common shares repurchased are recorded at cost. Cost of shares retired or reissued is determined using the first-in, first-out method.
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
Segment Information — 1st Source has one principal business segment, commercial banking. While our chief decision makers monitor the revenue streams of various products and services, the identifiable segments’ operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the Company’s financial service operations are considered to be aggregated in one reportable operating segment. See Note 22 for additional information on segment information.
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
Reclassifications — Certain amounts in the prior periods consolidation financial statements have been reclassified to conform with the current year presentation. These reclassifications had no effect on total assets, shareholders’ equity or net income as previously reported.
Note 2 — Recent Accounting Pronouncements
Debt: In November 2024, the Financial Accounting Standards Board (FASB) issued ASU No. 2024-04 “Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversion of Convertible Debt Issuances.” These amendments clarify the requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion. This guidance is effective for all entities for fiscal years including interim periods within those fiscal years, beginning after December 15, 2025. Early adoption is permitted in any interim period. The Company is assessing ASU 2024-04 and its impact on its accounting and disclosures.
Income Statement: In November 2024, the FASB issued ASU No. 2024-03 “Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” These amendments require public companies to disclose, in the notes to financial statements, specified information about certain costs and expenses at each interim and annual reporting period. Specifically, they will be required to:
• Disclose the amounts of (a) purchases of inventory; (b) employee compensation; (c) depreciation; (d) intangible asset amortization; and (e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities (or other amounts of depletion expense) included in each relevant expense caption.
• Include certain amounts that are already required to be disclosed under current generally accepted accounting principles (GAAP) in the same disclosure as the other disaggregation requirements.
• Disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively.
• Disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses.
In January 2025, the FASB issued ASU No. 2025-01 clarifying the effective date for public business entities for fiscal years beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is assessing ASU 2024-03 and its impact on its accounting and disclosures.
Income Taxes: In December 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” Among other things, these amendments require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income (loss) by the applicable statutory income tax rate.) The amendments also require that all entities disclose on an annual basis the following information about income taxes paid: (1) the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and (2) the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than five percent of total income taxes paid (net of refunds received.) This guidance is effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments should be applied on a prospective basis although retrospective application is permitted. The Company is assessing ASU 2023-09 and its impact on its disclosures.
Segment Reporting: In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” These amendments require, among other things, that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this ASU and all existing segment disclosures in Topic 208. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments retrospectively to all periods presented in the financial statements. The Company adopted ASU 2023-07 on January 1, 2024 and it did not have a material impact on its accounting and disclosures.

Note 3 — Investment Securities Available-For-Sale
The following table shows investment securities available-for-sale.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024
U.S. Treasury and Federal agencies securities	$786,417	$24	$(28,692)	$757,749
U.S. States and political subdivisions securities	86,305	33	(3,706)	82,632
Mortgage-backed securities - Federal agencies	777,962	192	(82,236)	695,918
Corporate debt securities	—	—	—	—
Foreign government securities	—	—	—	—
Total investment securities available-for-sale	$1,650,684	$249	$(114,634)	$1,536,299
December 31, 2023
U.S. Treasury and Federal agencies securities	$979,530	$178	$(56,842)	$922,866
U.S. States and political subdivisions securities	97,522	508	(5,466)	92,564
Mortgage-backed securities - Federal agencies	676,257	476	(78,481)	598,252
Corporate debt securities	8,448	—	(119)	8,329
Foreign government securities	600	—	(11)	589
Total investment securities available-for-sale	$1,762,357	$1,162	$(140,919)	$1,622,600
Amortized cost excludes accrued interest receivable which is included in Accrued Income and Other Assets on the Consolidated Statements of Financial Condition. At December 31, 2024 and 2023, accrued interest receivable on investment securities available for sale was $4.68 million and $4.60 million, respectively.
At December 31, 2024, the residential mortgage-backed securities held by the Company consisted primarily of GNMA, FNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government (Government Sponsored Enterprise, GSEs).
The Company did not hold any marketable equity securities at December 31, 2024 and 2023.
The following table shows the contractual maturities of investments in debt securities available-for-sale at December 31, 2024. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$253,351	$248,772
Due after one year through five years	550,751	523,993
Due after five years through ten years	52,645	52,076
Due after ten years	15,975	15,540
Mortgage-backed securities	777,962	695,918
Total debt securities available-for-sale	$1,650,684	$1,536,299

The following table summarizes gross unrealized losses and fair value by investment category and age. At December 31, 2024, the Company’s available-for-sale securities portfolio consisted of 625 securities, 589 of which were in an unrealized loss position.

	Less than 12 Months		12 months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2024
U.S. Treasury and Federal agencies securities	$103,621	$(1,324)	$644,614	$(27,368)	$748,235	$(28,692)
U.S. States and political subdivisions securities	37,017	(670)	39,280	(3,036)	76,297	(3,706)
Mortgage-backed securities - Federal agencies	191,779	(3,355)	466,204	(78,881)	657,983	(82,236)
Corporate debt securities	—	—	—	—	—	—
Foreign government securities	—	—	—	—	—	—
Total debt securities available-for-sale	$332,417	$(5,349)	$1,150,098	$(109,285)	$1,482,515	$(114,634)
December 31, 2023
U.S. Treasury and Federal agencies securities	$—	$—	$913,417	$(56,842)	$913,417	$(56,842)
U.S. States and political subdivisions securities	1,251	(2)	69,747	(5,464)	70,998	(5,466)
Mortgage-backed securities - Federal agencies	8,553	(98)	550,748	(78,383)	559,301	(78,481)
Corporate debt securities	—	—	8,329	(119)	8,329	(119)
Foreign government securities	—	—	589	(11)	589	(11)
Total debt securities available-for-sale	$9,804	$(100)	$1,542,830	$(140,819)	$1,552,634	$(140,919)
The Company does not consider available-for-sale securities with unrealized losses at December 31, 2024 to be experiencing credit losses and recognized no resulting allowance for credit losses. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost basis, which may be the maturity dates of the securities. The unrealized losses occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase.
The following table shows the gross realized gains and losses from the available-for-sale debt securities portfolio. Realized gains and losses of all securities are computed using the specific identification cost basis.

(Dollars in thousands)	2024	2023	2022
Gross realized gains	$—	$733	$—
Gross realized losses	(3,889)	(3,659)	(184)
Net realized (losses) gains	$(3,889)	$(2,926)	$(184)
At December 31, 2024 and 2023, investment securities with carrying values of $359.10 million and $411.38 million, respectively, were pledged as collateral for security repurchase agreements and for other purposes.
Note 4 — Loan and Lease Financings
Total loans and leases outstanding were recorded net of unearned income and deferred loan fees and costs at December 31, 2024 and 2023, and totaled $6.85 billion and $6.52 billion, respectively. At December 31, 2024 and 2023, net deferred loan and lease costs were $1.43 million and $1.65 million, respectively. Accrued interest receivable on loans and leases at December 31, 2024 and 2023 was $28.02 million and $25.35 million, respectively.
In the ordinary course of business, the Company has extended loans to certain directors, executive officers, and principal shareholders of equity securities of 1st Source and to their affiliates. In the opinion of management, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the Company and did not involve more than the normal risk of collectability, or present other unfavorable features. The loans are consistent with sound banking practices and within applicable regulatory and lending limitations. The aggregate dollar amounts of these loans were $23.13 million and $7.74 million at December 31, 2024 and 2023, respectively. During 2024, $19.86 million of new loans and other additions were made and $4.47 million of repayments and other reductions occurred. During 2023, $8.51 million of new loans and other additions were made and $13.30 million of repayments and other reductions occurred.

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
Commercial real estate – loans are generally to entities within the local market communities served by the Company with advances generally within regulatory guidelines. Historically, the Company’s exposure to commercial real estate had been primarily to the less risky owner-occupied segment although growth in the non-owner-occupied segment of this portfolio has increased over the last several years. The non-owner-occupied segment includes hotels, apartment complexes and warehousing facilities. There is generally limited exposure to construction loans although at present, construction exposures are comparably higher than previous periods. Many commercial real estate loans carry personal guarantees. Additional risks in the commercial real estate portfolio include interest rate risk, geographical concentration in northern Indiana and southwest Michigan, and general economic conditions.
Residential real estate and home equity – loans predominantly include one-to-four family mortgages to borrowers in the Company’s local market communities and are appropriately underwritten and secured by residential real estate.
Consumer – loans are to individuals in the Company’s local markets and auto loans are generally secured by personal vehicles and appropriately underwritten.

The following table shows the amortized cost of loans and leases, segregated by portfolio segment, credit quality rating and year of origination as of December 31, 2024.

	Term Loans and Leases by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and agricultural
Grades 1-6	$136,888	$115,508	$66,696	$36,315	$19,677	$18,369	$331,282	$—	$724,735
Grades 7-12	438	4,079	7,769	2,426	194	2,325	31,008	—	48,239
Total commercial and agricultural	137,326	119,587	74,465	38,741	19,871	20,694	362,290	—	772,974
Current period gross charge-offs	—	276	117	550	—	—	8,882	—	9,825
Renewable energy
Grades 1-6	150,951	145,126	22,110	70,606	22,329	76,144	—	—	487,266
Grades 7-12	—	—	—	—	—	—	—	—	—
Total renewable energy	150,951	145,126	22,110	70,606	22,329	76,144	—	—	487,266
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Auto and light truck
Grades 1-6	443,033	276,295	106,199	25,535	10,018	6,677	—	—	867,757
Grades 7-12	26,131	48,319	4,754	99	1,210	165	—	—	80,678
Total auto and light truck	469,164	324,614	110,953	25,634	11,228	6,842	—	—	948,435
Current period gross charge-offs	—	165	448	6	—	111	—	—	730
Medium and heavy duty truck
Grades 1-6	88,395	72,816	81,238	25,726	11,298	5,493	—	—	284,966
Grades 7-12	—	1,524	1,623	690	—	13	—	807	4,657
Total medium and heavy duty truck	88,395	74,340	82,861	26,416	11,298	5,506	—	807	289,623
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Aircraft
Grades 1-6	347,099	190,776	285,677	151,194	82,208	32,326	7,773	—	1,097,053
Grades 7-12	2,882	7,704	10,920	1,846	3,392	—	—	—	26,744
Total aircraft	349,981	198,480	296,597	153,040	85,600	32,326	7,773	—	1,123,797
Current period gross charge-offs	—	—	—	15	—	53	—	—	68
Construction equipment
Grades 1-6	488,870	325,443	208,114	70,258	33,095	10,890	25,916	1,966	1,164,552
Grades 7-12	2,716	10,650	11,686	1,679	12,629	—	—	—	39,360
Total construction equipment	491,586	336,093	219,800	71,937	45,724	10,890	25,916	1,966	1,203,912
Current period gross charge-offs	46	989	390	267	—	—	—	—	1,692
Commercial real estate
Grades 1-6	258,988	303,717	237,103	126,129	82,249	177,798	264	—	1,186,248
Grades 7-12	145	14,580	5,846	6,386	27	2,033	—	—	29,017
Total commercial real estate	259,133	318,297	242,949	132,515	82,276	179,831	264	—	1,215,265
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Residential real estate and home equity
Performing	87,045	69,439	94,441	81,345	79,575	85,333	173,876	6,210	677,264
Nonperforming	—	171	624	346	103	340	1,138	85	2,807
Total residential real estate and home equity	87,045	69,610	95,065	81,691	79,678	85,673	175,014	6,295	680,071
Current period gross charge-offs	—	3	—	32	—	—	30	1	66
Consumer
Performing	43,692	33,063	28,594	10,092	2,398	983	13,823	—	132,645
Nonperforming	22	352	336	57	33	20	—	—	820
Total consumer	43,714	33,415	28,930	10,149	2,431	1,003	13,823	—	133,465
Current period gross charge-offs	$565	$230	$276	$118	$16	$22	$122	$—	$1,349

The following table shows the amortized cost of loans and leases, segregated by portfolio segment, credit quality rating and year of origination as of December 31, 2023.

	Term Loans and Leases by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and agricultural
Grades 1-6	$155,656	$124,717	$68,473	$39,708	$18,658	$15,856	$299,495	$—	$722,563
Grades 7-12	7,502	2,657	4,886	501	293	418	27,403	—	43,660
Total commercial and agricultural	163,158	127,374	73,359	40,209	18,951	16,274	326,898	—	766,223
Current period gross charge-offs	668	499	15	17	4	—	3,102	—	4,305
Renewable energy
Grades 1-6	177,364	23,679	86,836	29,138	56,935	25,756	—	—	399,708
Grades 7-12	—	—	—	—	—	—	—	—	—
Total renewable energy	177,364	23,679	86,836	29,138	56,935	25,756	—	—	399,708
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Auto and light truck
Grades 1-6	603,406	248,701	64,182	24,986	13,573	5,287	—	—	960,135
Grades 7-12	908	1,848	474	2,490	632	425	—	—	6,777
Total auto and light truck	604,314	250,549	64,656	27,476	14,205	5,712	—	—	966,912
Current period gross charge-offs	126	360	128	33	19	63	—	—	729
Medium and heavy duty truck
Grades 1-6	96,254	114,490	44,069	24,645	15,264	4,202	—	—	298,924
Grades 7-12	3,565	7,010	1,675	—	773	—	—	—	13,023
Total medium and heavy duty truck	99,819	121,500	45,744	24,645	16,037	4,202	—	—	311,947
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Aircraft
Grades 1-6	269,635	355,175	197,579	140,744	37,244	36,936	6,420	—	1,043,733
Grades 7-12	10,120	9,475	3,704	4,543	—	6,597	—	—	34,439
Total aircraft	279,755	364,650	201,283	145,287	37,244	43,533	6,420	—	1,078,172
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Construction equipment
Grades 1-6	459,884	333,008	131,838	64,998	29,543	7,803	26,044	2,346	1,055,464
Grades 7-12	6,915	20,826	1,037	510	—	—	—	—	29,288
Total construction equipment	466,799	353,834	132,875	65,508	29,543	7,803	26,044	2,346	1,084,752
Current period gross charge-offs	—	44	10	—	—	—	—	—	54
Commercial real estate
Grades 1-6	336,287	251,055	148,597	105,282	86,452	187,306	275	—	1,115,254
Grades 7-12	678	5,313	2,576	651	4,372	1,017	—	—	14,607
Total commercial real estate	336,965	256,368	151,173	105,933	90,824	188,323	275	—	1,129,861
Current period gross charge-offs	—	39	30	—	179	—	—	—	248
Residential real estate and home equity
Performing	87,767	110,058	89,458	88,232	30,681	72,211	152,037	5,575	636,019
Nonperforming	—	107	74	—	414	756	536	67	1,954
Total residential real estate and home equity	87,767	110,165	89,532	88,232	31,095	72,967	152,573	5,642	637,973
Current period gross charge-offs	—	—	—	—	—	54	39	8	101
Consumer
Performing	53,023	47,789	19,739	6,286	2,539	1,021	12,063	—	142,460
Nonperforming	63	246	123	31	28	6	—	—	497
Total consumer	53,086	48,035	19,862	6,317	2,567	1,027	12,063	—	142,957
Current period gross charge-offs	$541	$455	$138	$28	$17	$3	$29	$—	$1,211

The following table shows the amortized cost of loans and leases, segregated by portfolio segment, with delinquency aging and nonaccrual status.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Total Accruing Loans	Nonaccrual	Total Financing Receivables
December 31, 2024
Commercial and agricultural	$767,942	$275	$42	$—	$768,259	$4,715	$772,974
Renewable energy	487,266	—	—	—	487,266	—	487,266
Auto and light truck	943,403	2,226	—	—	945,629	2,806	948,435
Medium and heavy duty truck	289,623	—	—	—	289,623	—	289,623
Aircraft	1,123,797	—	—	—	1,123,797	—	1,123,797
Construction equipment	1,185,936	—	—	—	1,185,936	17,976	1,203,912
Commercial real estate	1,203,967	9,703	—	—	1,213,670	1,595	1,215,265
Residential real estate and home equity	675,669	1,010	585	96	677,360	2,711	680,071
Consumer	131,585	852	208	10	132,655	810	133,465
Total	$6,809,188	$14,066	$835	$106	$6,824,195	$30,613	$6,854,808
December 31, 2023
Commercial and agricultural	$752,947	$9	$—	$—	$752,956	$13,267	$766,223
Renewable energy	399,708	—	—	—	399,708	—	399,708
Auto and light truck	962,226	20	—	—	962,246	4,666	966,912
Medium and heavy duty truck	311,915	32	—	—	311,947	—	311,947
Aircraft	1,069,830	8,113	229	—	1,078,172	—	1,078,172
Construction equipment	1,078,912	2,044	3,620	—	1,084,576	176	1,084,752
Commercial real estate	1,126,806	—	85	—	1,126,891	2,970	1,129,861
Residential real estate and home equity	634,345	1,623	51	142	636,161	1,812	637,973
Consumer	141,489	864	107	7	142,467	490	142,957
Total	$6,478,178	$12,705	$4,092	$149	$6,495,124	$23,381	$6,518,505
Interest income for the years ended December 31, 2024, 2023, and 2022, would have increased by approximately $2.06 million, $1.47 million, and $2.68 million, respectively, if the nonaccrual loans and leases had earned interest at their full contract rate.
Loan Modifications to Borrowers Experiencing Financial Difficulty
The following table shows the amortized cost of loans and leases over $250,000 at December 31, 2024 and 2023, respectively, that were both experiencing financial difficulty and modified during the twelve months ended December 31, 2024 and 2023, respectively, segregated by portfolio segment and type of modification. The percentage of the amortized cost of loans and leases that were modified to borrowers in financial distress as compared to the amortized cost of each segment of financial receivable is also presented below.

(Dollars in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay and Term Extension	% of Total Segment Financing Receivables
December 31, 2024
Commercial and agricultural	$1,052	$—	$—	$—	0.14%
Auto and light truck	—	—	—	40,150	4.23
Medium and heavy duty truck	—	—	—	3,017	1.04
Commercial real estate	988	—	—	—	0.08
Total	$2,040	$—	$—	$43,167	0.66%
December 31, 2023
Commercial and agricultural	$3,016	$—	$—	$1,537	0.59%
Medium and heavy duty truck	—	—	—	11,050	3.54
Construction equipment	—	1,496	—	—	0.14
Commercial real estate	288	—	426	—	0.06
Total	$3,304	$1,496	$426	$12,587	0.27%
There were $8.40 million and $2.27 million of commitments to lend additional amounts to the borrowers included in the previous table at December 31, 2024 and December 31, 2023, respectively.

The Company closely monitors the performance of loans and leases that have been modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table shows the performance of such loans and leases that have been modified during the twelve months ended December 31, 2024 and December 31, 2023, respectively.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due
December 31, 2024
Commercial and agricultural	$1,052	$—	$—	$—	$—
Auto and light truck	39,664	—	486	—	486
Medium and heavy duty truck	3,017	—	—	—	—
Commercial real estate	988	—	—	—	—
Total	$44,721	$—	$486	$—	$486
December 31, 2023
Commercial and agricultural	$1,706	$—	$—	$2,847	$2,847
Medium and heavy duty truck	11,050	—	—	—	$—
Construction equipment	1,496	—	—	—	$—
Commercial real estate	426	288	—	—	$288
Total	$14,678	$288	$—	$2,847	$3,135
The following table shows the financial effect of loan and lease modifications presented above to borrowers experiencing financial difficulty for the twelve months ended December 31, 2024 and December 31, 2023, respectively.

	Weighted- Average Interest Rate Reduction	Weighted- Average Term Extension (in months)	Weighted- Average Payment Delay (in months)	Combination Weighted-Average Payment Delay and Term Extension (in months)
December 31, 2024
Commercial and agricultural	—%	0	6	0
Auto and light truck	—%	0	0	3
Medium and heavy duty truck	—%	0	0	4
Commercial real estate	—%	0	6	0
Total	—%	0	6	3
December 31, 2023
Commercial and agricultural	—%	3	6	30
Medium and heavy duty truck	—%	0	0	6
Construction equipment	—%	5	0	0
Commercial real estate	3.00%	0	3	0
Total	3.00%	4	6	10
There was one modified loan to a borrower experiencing financial difficulty that had a payment default and was modified within the twelve months prior to such default during each of the twelve month periods ended December 31, 2024 and December 31, 2023, respectively.
Upon the Company’s determination that a modified loan or lease has subsequently been deemed uncollectible, the loan or lease is written off. Therefore, the amortized cost of the loan is reduced by the uncollectible amount and the allowance for loan and lease losses is adjusted by the same amount.

Note 5 — Allowance for Credit Losses
Allowance for Loan and Lease Losses
The methodology used to estimate the appropriate level of the allowance for loan and lease losses is described in Note 1, under the heading “Allowance for Credit Losses.” The allowance for loan and lease losses at December 31, 2024 and 2023, represents the Company’s current estimate of lifetime credit losses inherent in the loan and lease portfolio. The following table shows the changes in the allowance for loan and lease losses, segregated by portfolio segment, for each of the three years ended December 31.

(Dollars in thousands)	Commercial and agricultural	Renewable energy	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer	Total
2024
Balance, beginning of year	$17,385	$6,610	$16,858	$8,965	$37,653	$26,510	$23,690	$7,698	$2,183	$147,552
Charge-offs	9,825	—	730	—	68	1,692	—	66	1,349	13,730
Recoveries	418	—	3,273	—	1,279	2,100	724	26	235	8,055
Net charge-offs (recoveries)	9,407	—	(2,543)	—	(1,211)	(408)	(724)	40	1,114	5,675
Provision (recovery of provision)	13,338	1,952	(964)	(1,673)	(2,201)	1,340	407	318	1,146	13,663
Balance, end of year	$21,316	$8,562	$18,437	$7,292	$36,663	$28,258	$24,821	$7,976	$2,215	$155,540
2023
Balance, beginning of year	$14,635	$7,217	$18,634	$7,566	$41,093	$24,039	$17,431	$6,478	$2,175	$139,268
Charge-offs	4,305	—	729	—	—	54	248	101	1,211	6,648
Recoveries	243	—	5,591	12	967	1,656	11	334	252	9,066
Net charge-offs (recoveries)	4,062	—	(4,862)	(12)	(967)	(1,602)	237	(233)	959	(2,418)
Provision (recovery of provision)	6,812	(607)	(6,638)	1,387	(4,407)	869	6,496	987	967	5,866
Balance, end of year	$17,385	$6,610	$16,858	$8,965	$37,653	$26,510	$23,690	$7,698	$2,183	$147,552
2022
Balance, beginning of year	$15,409	$6,585	$19,624	$6,015	$33,628	$19,673	$19,691	$5,084	$1,783	$127,492
Charge-offs	625	—	118	—	—	1,114	538	284	730	3,409
Recoveries	56	—	417	—	785	17	45	160	460	1,940
Net charge-offs (recoveries)	569	—	(299)	—	(785)	1,097	493	124	270	1,469
Provision (recovery of provision)	(205)	632	(1,289)	1,551	6,680	5,463	(1,767)	1,518	662	13,245
Balance, end of year	$14,635	$7,217	$18,634	$7,566	$41,093	$24,039	$17,431	$6,478	$2,175	$139,268
The allowance for loan and lease losses increased year-over-year in 2024 as most portfolio segments experienced loan growth, and special attention balances, which are reserved at higher rates, also increased. The Company remains cautious on the forward-outlook and the forecast adjustment was little changed from the prior period, reflecting fragile growth expectations during the forecast period. Allowance increases were partially offset by declines in historical loss rates due to recovery activity in select portfolios and lower specific impairments as compared to the prior year-end.
Commercial and agricultural – allowance increased year-over-year due to modest loan growth, an increase in special attention balances which carry higher reserves, and higher loss rates within the portfolio.
Renewable energy – allowance increased primarily due to loan growth along with an increase in qualitative adjustments to address higher interest rate and maturity risk within the portfolio.
Auto and light truck – allowance increased due to higher special attention balances, which are reserved at higher rates, and an increase in qualitative adjustments to address increasing risk within the auto rental segment, partially offset by a slight decline in loan balances within the portfolio and recovery activity during the period.
Medium and heavy duty truck – allowance decreased due to lower loan balances within the portfolio. The industry remains challenged by overcapacity.
Aircraft – the allowance declined due to lower loss ratios from recovery activity primarily in the foreign aircraft segment during the period. Loan growth was modest and credit quality metrics remain stable. The Company carries a higher allowance in this portfolio due to historical risk volatility.
Construction equipment – allowance increase was primarily driven by strong loan growth during the year.
Commercial real estate – the allowance increase was due to loan growth across multiple segments. The Company continues to monitor construction risk and maturity repricing risk in the elevated interest rate environment.
Residential real estate and home equity – the allowance increased due to loan growth.
Consumer – the allowance showed minimal change as a qualitative adjustment for increased delinquency and nonperforming activity in the segment offset a decline in loan balances during the period.
Economic Outlook
As of December 31, 2024, the most significant economic factors impacting the Company’s loan portfolios was a fragile domestic growth outlook impacted by continued elevated inflation and high interest rates, along with various foreign conflicts and resultant geopolitical uncertainty. Consumer stressors are evident, and the Company remains concerned about small businesses prospects and their ability to absorb high interest rates and ever-increasing expenses. A few of the Company’s target industries are exhibiting signs of elevated risk including the auto rental, commercial and agricultural, and medium and heavy duty trucking segments. Tighter lending conditions and the current high-rate environment continue to impact commercial real estate activity. The forecast considers global and domestic impacts from these factors as well as other key economic factors such as changes in unemployment, commodity prices, and the housing market which may impact the Company’s clients. The Company maintains a cautious outlook for economic growth prospects in 2025 and 2026 with the expectation of an elevated interest rate environment and inflation slowly moving back towards the 2% Federal Reserve target rate resulting in an adverse impact on the loan and lease portfolio over the next two years.
As a result of geopolitical risk and economic uncertainty, the Company’s future loss estimates may vary considerably from the December 31, 2024 assumptions.
Liability for Credit Losses on Unfunded Loan Commitments
The liability for credit losses inherent in unfunded loan commitments is included in Accrued Expenses and Other Liabilities on the Consolidated Statements of Financial Condition. The following table shows the changes in the liability for credit losses on unfunded loan commitments for each of the three years ended December 31.

(Dollars in thousands)	2024	2023	2022
Balance, beginning of year	$8,182	$5,616	$4,196
(Recovery of) provision	(1,197)	2,566	1,420
Balance, end of year	$6,985	$8,182	$5,616

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
The following table shows the components of the investment in direct finance and operating leases as of December 31.

(Dollars in thousands)	2024	2023
Direct finance leases:
Minimum lease payments	$219,332	$247,256
Estimated unguaranteed residual values	—	—
Less: Unearned income	(45,064)	(57,927)
Net investment in direct finance leases	$174,268	$189,329

Operating leases:
Gross investment in operating leases	$23,752	$41,368
Accumulated depreciation	(12,269)	(21,002)
Net investment in operating leases	$11,483	$20,366

The following table shows future minimum lease payments due from clients on direct finance and operating leases at December 31, 2024.

(Dollars in thousands)	Direct Finance Leases	Operating Leases
2025	$56,371	$3,094
2026	41,695	1,836
2027	34,717	930
2028	30,447	388
2029	19,880	33
Thereafter	36,222	—
Total	$219,332	$6,281
To mitigate the risk of loss, the Company seeks to diversify both the type of equipment leased and the industries in which the lessees participate. In addition, a portion of the Company’s leases are terminal rental adjustment clause or “TRAC” leases where the lessee effectively guarantees the full residual value through a rental adjustment at the end of term or those where partial value is guaranteed (“split-TRAC”), which has a limited residual risk. Under a split-TRAC structure, the limited residual risk would be satisfied first by the net sale proceeds of the leased asset. The lessee’s at-risk portion, or top risk, is satisfied last and is subject to repayment as additional rent, if the TRAC amount is not satisfied by the net sale proceeds. The carrying amount of residual assets covered by residual value guarantees was $30.57 million and $48.15 million at December 31, 2024 and December 31, 2023, respectively.
The following table shows interest income recognized from direct finance lease payments and operating lease equipment rental income and related depreciation expense.

(Dollars in thousands)	2024	2023	2022
Direct finance leases:
Interest income on lease receivable	$13,655	$13,553	$9,008

Operating leases:
Income related to lease payments	$5,171	$8,837	$12,274
Depreciation expense	4,073	7,093	10,023
Income related to reimbursements from lessees for personal property tax on operating leased equipment for the years ended December 31, 2024, 2023 and 2022 were $0.20 million, $0.27 million and $0.35 million, respectively. Expense related to personal property tax payments on operating leased equipment for the year ended December 31, 2024, 2023 and 2022 were $0.20 million, $0.27 million and $0.35 million, respectively.
During the years ended December 31, 2024, 2023, and 2022, the Company recorded impairment charges of $0.00 million, $0.00 million, and $0.06 million, respectively. The impairment charges were recorded as a result of the annual review of operating lease residual values and was recognized in Depreciation — Leased Equipment on the Consolidated Statements of Income.
Note 7 — Premises and Equipment
The following table shows premises and equipment as of December 31.

(Dollars in thousands)	2024	2023
Land	$16,427	$15,729
Buildings and improvements	71,325	65,526
Furniture and equipment	43,312	41,897
Total premises and equipment	131,064	123,152
Accumulated depreciation and amortization	(77,608)	(76,993)
Net premises and equipment	$53,456	$46,159
Depreciation and amortization of properties and equipment totaled $4.46 million in 2024, $4.45 million in 2023, and $4.60 million in 2022.
Note 8 — Mortgage Servicing Rights
The unpaid principal balance of residential mortgage loans serviced for third parties was $777.81 million at December 31, 2024, compared to $806.05 million at December 31, 2023, and $848.96 million at December 31, 2022.

Amortization expense on MSRs is expected to total $0.54 million, $0.47 million, $0.40 million, $0.34 million, and $0.29 million in 2025, 2026, 2027, 2028, and 2029, respectively. Projected amortization excludes the impact of future asset additions or disposals.
The following table shows changes in the carrying value of MSRs and the associated valuation allowance.

(Dollars in thousands)	2024	2023
Mortgage servicing rights:
Balance at beginning of year	$3,670	$4,137
Additions	547	378
Amortization	(781)	(845)
Sales	—	—
Carrying value before valuation allowance at end of year	3,436	3,670
Valuation allowance:
Balance at beginning of year	—	—
Impairment recoveries	—	—
Balance at end of year	$—	$—
Net carrying value of mortgage servicing rights at end of year	$3,436	$3,670
Fair value of mortgage servicing rights at end of year	$7,480	$8,151
At December 31, 2024, the fair value of MSRs exceeded the carrying value reported on the Consolidated Statements of Financial Condition by $4.04 million. This difference represents increases in the fair value of certain MSRs that could not be recorded above cost basis.
Funds held in trust at 1st Source for the payment of principal, interest, taxes and insurance premiums applicable to mortgage loans being serviced for others, were approximately $8.45 million and $8.07 million at December 31, 2024 and December 31, 2023, respectively. Mortgage loan contractual servicing fees, including late fees and ancillary income, were $2.40 million, $2.54 million, and $2.79 million for 2024, 2023, and 2022, respectively. Mortgage loan contractual servicing fees are included in Mortgage Banking Income on the Consolidated Statements of Income.
Note 9 — Intangible Assets and Goodwill
At December 31, 2024, intangible assets consisted of goodwill of $83.90 million and other intangible assets of $0.00 million, which was net of accumulated amortization of $0.14 million. At December 31, 2023, intangible assets consisted of goodwill of $83.90 million and other intangible assets of $0.02 million, which was net of accumulated amortization of $0.12 million. Intangible asset amortization was $0.02 million, $0.11 million, and $0.02 million for 2024, 2023, and 2022, respectively. Amortization on other intangible assets is expected to total $0.00 million, $0.00 million, $0.00 million, $0.00 million, and $0.00 million in 2025, 2026, 2027, 2028, and 2029, respectively.
The following table shows a summary of other intangible assets as of December 31.

(Dollars in thousands)	2024	2023
Other intangibles:
Gross carrying amount	$146	$146
Less: accumulated amortization	(144)	(125)
Net carrying amount	$2	$21
Note 10 — Deposits
The aggregate amount of certificates of deposit of $250,000 or more and other time deposits of $250,000 or more outstanding at December 31, 2024 and 2023 was $897.93 million and $953.09 million, respectively.
The following table shows the amount of certificates of deposit of $250,000 or more and other time deposits of $250,000 or more outstanding at December 31, 2024, by time remaining until maturity.

(Dollars in thousands)
Under 3 months	$242,056
4 – 6 months	213,134
7 – 12 months	222,822
Over 12 months	219,920
Total	$897,932

The following table shows scheduled maturities of time deposits, including both private and public funds, at December 31, 2024.

(Dollars in thousands)
2025	$1,509,036
2026	178,270
2027	68,239
2028	33,119
2029	541
Thereafter	520
Total	$1,789,725
Note 11 — Borrowed Funds and Mandatorily Redeemable Securities
The following table shows the details of long-term debt and mandatorily redeemable securities as of December 31, 2024 and 2023.

(Dollars in thousands)	2024	2023
Federal Home Loan Bank borrowings (1.04%)	$10,000	$20,753
Mandatorily redeemable securities	22,073	21,641
Other long-term debt	7,083	5,517
Total long-term debt and mandatorily redeemable securities	$39,156	$47,911
Annual maturities of long-term debt outstanding at December 31, 2024, for the next five years and thereafter beginning in 2025, are as follows: $2.05 million; $11.94 million; $1.48 million; $0.85 million; $0.69 million; and $22.14 million.
At December 31, 2024, the Federal Home Loan Bank borrowings represented a source of funding for community economic development activities, agricultural loans and general funding for the bank and consisted of one fixed rate note maturing in 2026. This note was collateralized by $14.00 million of certain real estate loans.
Mandatorily redeemable securities as of December 31, 2024 and 2023, of $22.07 million and $21.64 million, respectively reflected the “book value” shares under the 1st Source Executive Incentive Plan. See Note 16 - Stock Based Compensation (Stock Award Plans) for additional information. Dividends paid on these shares and changes in book value per share are recorded as Other interest expense on the Consolidated Statements of Income. Total interest expense recorded for 2024, 2023, and 2022 was $2.97 million, $3.60 million, and $(0.35) million, respectively. Negative interest expense recognized during 2022 was due to a decrease in book value per share during the year as a result of increased unrealized losses on available-for-sale investment securities within shareholders’ equity during 2022.
The following table shows the details of short-term borrowings as of December 31, 2024 and 2023.

	2024		2023
(Dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Securities sold under agreements to repurchase	$72,346	1.15%	$55,809	0.37%
Federal Home Loan Bank advances	75,000	4.50	155,000	5.51
Federal Reserve advances	100,000	4.76	100,000	4.83
Other short-term borrowings	1,852	—	1,550	—
Total short-term borrowings	$249,198	3.60%	$312,359	4.35%
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
The Company is involved in various entities that are considered to be VIEs. The Company’s investments in VIEs are primarily related to investments promoting affordable housing, community development and renewable energy sources. Some of these tax-advantaged investments support the Company’s regulatory compliance with the Community Reinvestment Act. The Company’s investments in these entities generate a return primarily through the realization of federal and state income tax credits and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These tax credits are recognized as a reduction of tax expense or, for investments qualifying as investment tax credits, as a reduction to the related investment asset. The Company recognized federal and state income tax credits related to its affordable housing and community development tax-advantaged investments in tax expense of $3.19 million, $2.66 million and $2.06 million for the years ended December 31, 2024, 2023 and 2022, respectively. The Company also recognized $22.74 million, $37.23 million and $9.83 million of investment tax credits for the years ended December 31, 2024, 2023 and 2022, respectively.
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
The following table provides a summary of investments in affordable housing, community development and renewable energy VIEs that the Company has not consolidated as of December 31, 2024 and 2023.

(Dollars in thousands)	2024	2023
Investment carrying amount	$62,044	$79,228
Unfunded capital and other commitments	52,806	80,719
Maximum exposure to loss	74,242	59,649
The Company is required to consolidate VIEs in which it has concluded it has significant involvement in and the ability to direct the activities that impact the entity’s economic performance. The Company is the managing general partner of entities to which it shares interest in tax-advantaged investments with a third party. At December 31, 2024 and 2023, approximately $78.20 million and $87.37 million, respectively, of the Company’s assets and $0.00 million and $0.00 million, respectively, of its liabilities included on the Consolidated Statements of Financial Condition were related to tax-advantaged investment VIEs which the Company has consolidated. The assets of the consolidated VIE are reported in Other Assets, the liabilities are reported in Other Liabilities and the non-controlling interest is reported in Equity on the Consolidated Statements of Financial Condition. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIE do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIE is generally limited to the carrying value of its variable interest plus any related tax credits previously recognized.

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
The following table shows subordinated notes at December 31, 2024.

(Dollars in thousands)	Amount of Subordinated Notes	Interest Rate	Maturity Date
June 2007 issuance (1)	$41,238	7.22%	6/15/2037
August 2007 issuance (2)	17,526	6.10%	9/15/2037
Total	$58,764

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
Stock options, where the exercise price was greater than the average market price of the common shares, were excluded from the computation of diluted earnings per common share because the result would have been antidilutive. No stock options were considered antidilutive as of December 31, 2024, 2023 and 2022.
The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share for the three years ending December 31.

(Dollars in thousands - except per share amounts)	2024	2023	2022
Distributed earnings allocated to common stock	$34,265	$32,001	$31,095
Undistributed earnings allocated to common stock	97,130	91,735	88,419
Net earnings allocated to common stock	131,395	123,736	119,514
Net earnings allocated to participating securities	1,228	1,191	995
Net income allocated to common stock and participating securities	$132,623	$124,927	$120,509

Weighted average shares outstanding for basic earnings per common share	24,496,148	24,615,546	24,687,324
Dilutive effect of stock compensation	—	—	—
Weighted average shares outstanding for diluted earnings per common share	24,496,148	24,615,546	24,687,324

Basic earnings per common share	$5.36	$5.03	$4.84
Diluted earnings per common share	$5.36	$5.03	$4.84

Note 14 — Accumulated Other Comprehensive Loss
The following table presents reclassifications out of accumulated other comprehensive loss related to unrealized losses on available-for-sale securities for the two years ending December 31.

(Dollars in thousands)	2024	2023	Affected Line Item in the Consolidated Statements of Income
Realized losses included in net income	$(3,889)	$(2,926)	Losses on investment securities available-for-sale
	(3,889)	(2,926)	Income before income taxes
Tax effect	874	665	Income tax expense
Net of tax	$(3,015)	$(2,261)	Net income
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
Employees are eligible to participate in the Plan the first of the month following 90 days of employment. The Company matches dollar for dollar on the first 4% of deferred compensation, plus 50 cents on the dollar of the next 2% deferrals. The Company will also contribute to the Plan an amount designated as a fixed 2% employer contribution. The amount of fixed contribution is equal to two percent of the participant’s eligible compensation. Additionally, each year the Company may, in its sole discretion, make a discretionary profit sharing contribution. As of December 31, 2024 and 2023, there were 699,883 and 707,404 shares, respectively, of 1st Source Corporation common stock held in relation to employee benefit plans.
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
Contribution expense for the years ended December 31, 2024, 2023, and 2022, amounted to $6.53 million, $6.76 million, and $6.22 million, respectively. During the year ended December 31, 2024, the Company utilized $0.65 million of accumulated Plan forfeitures to offset employer contribution expense.
Note 16 — Stock Based Compensation
As of December 31, 2024, the Company had four active stock-based employee compensation plans. These plans include three executive stock award plans, the Executive Incentive Plan (EIP), the Restricted Stock Award Plan (RSAP), the Strategic Deployment Incentive Plan (SDP); and the Employee Stock Purchase Plan (ESPP). The 2011 Stock Option Plan was approved by the shareholders on April 21, 2011 but the Company had not made any grants through December 31, 2024. These stock-based employee compensation plans were established to help retain and motivate key employees. All of the plans have been approved by the shareholders of 1st Source Corporation. The Executive Compensation and Human Resources Committee (the “Committee”) of the 1st Source Corporation Board of Directors has sole authority to select the employees, establish the awards to be issued, and approve the terms and conditions of each award under the stock-based compensation plans.
Stock-based compensation to employees is recognized as compensation cost on the Consolidated Statements of Income based on their fair values on the measurement date, which, for 1st Source, is the date of grant. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. The total fair value of share awards vested was $4.73 million during 2024, $3.56 million in 2023, and $4.08 million in 2022.

The following table shows the combined summary of activity regarding active stock option and stock award plans.

		Non-Vested Stock Awards Outstanding
	Shares Available for Grant	Number of Shares	Weighted-Average Grant-Date Fair Value
Balance, January 1, 2022	560,755	274,146	$34.86
Shares authorized - 2022 EIP	287,503	—	—
Granted	(127,198)	127,198	40.44
Stock awards vested	—	(97,640)	34.92
Forfeited	9,131	(15,179)	36.53
Balance, December 31, 2022	730,191	288,525	37.03
Shares authorized - 2023 EIP	87,271	—	—
Granted	(157,485)	157,485	41.75
Stock awards vested	—	(89,352)	35.14
Forfeited	1,571	(5,411)	37.91
Balance, December 31, 2023	661,548	351,247	39.61
Shares authorized - 2024 EIP	73,669	—	—
Granted	(78,600)	78,600	41.49
Stock awards vested	—	(104,307)	37.98
Forfeited	9,450	(14,802)	45.52
Balance, December 31, 2024	666,067	310,738	$40.35
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
There were zero stock options exercised during 2024, 2023 or 2022. All shares issued in connection with stock option exercises and non-vested stock awards are issued from available treasury stock.
No stock-based compensation expense related to stock options was recognized in 2024, 2023 or 2022.
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
Stock-based compensation expense relating to the EIP, SDP and RSAP totaled $5.65 million in 2024, $4.89 million in 2023, and $3.59 million in 2022. The total income tax benefit recognized in the accompanying Consolidated Statements of Income related to stock-based compensation was $1.27 million in 2024, $1.11 million in 2023, and $0.83 million in 2022. Unrecognized stock-based compensation expense related to non-vested stock awards (EIP/SDP/RSAP) was $9.43 million at December 31, 2024. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 3.11 years.
The fair value of non-vested stock awards for the purposes of recognizing stock-based compensation expense is market price of the stock on the measurement date, which, for the Company’s purposes is the date of the award.

Employee Stock Purchase Plan — The Company offers an ESPP for substantially all employees with at least two years of service on the effective date of an offering under the plan. Eligible employees may elect to purchase any dollar amount of stock, so long as such amount does not exceed 25% of their base rate of pay and the aggregate stock accrual rate for all offerings does not exceed $25,000 in any calendar year. The purchase price for shares offered is the lower of the closing market bid price for the offering date or the average market bid price for the five business days preceding the offering date. The purchase price and premium/(discount) to the actual market closing price on the offering date for the 2024, 2023, and 2022 offerings were $51.21 0.49%, $41.64 (-0.50%), and $46.78 (-0.34%), respectively. Payment for the stock is made through payroll deductions over the offering period, and employees may discontinue the deductions at any time and exercise the option or take the funds out of the program. The most recent offering began June 1, 2024 and runs through June 2, 2026, with $173,860 in stock value to be purchased at $51.21 per share.
Note 17 — Income Taxes
The following table shows the composition of income tax expense.

Year Ended December 31 (Dollars in thousands)	2024	2023	2022
Current:
Federal	$31,826	$40,073	$38,779
State	4,181	6,135	6,937
Total current	36,007	46,208	45,716
Deferred:
Federal	2,044	(7,917)	(7,936)
State	388	(1,545)	(1,525)
Total deferred	2,432	(9,462)	(9,461)
Total provision	$38,439	$36,746	$36,255
The following table shows the reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate (21%) to income before income taxes.

	2024		2023		2022
Year Ended December 31 (Dollars in thousands)	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Statutory federal income tax	$35,922	21.0%	$33,953	21.0%	$32,925	21.0%
(Decrease) increase in income taxes resulting from:
Tax-exempt interest income	(465)	(0.3)	(592)	(0.4)	(504)	(0.3)
State taxes, net of federal income tax benefit	3,610	2.1	3,626	2.2	4,275	2.7
Other	(628)	(0.3)	(241)	(0.1)	(441)	(0.3)
Total	$38,439	22.5%	$36,746	22.7%	$36,255	23.1%
The tax benefit related to losses on investment securities available-for-sale for the years 2024, 2023, and 2022 was approximately $937,000, $720,000, and $39,000, respectively.

The following table shows the composition of deferred tax assets and liabilities as of December 31, 2024 and 2023.

(Dollars in thousands)	2024	2023
Deferred tax assets:
Allowance for credit losses	$34,738	$34,957
Operating lease liability	4,371	4,675
Accruals for employee benefits	4,361	4,103
Tax advantaged partnerships	—	1,658
Net unrealized losses on securities available-for-sale	27,153	33,433
Other	1,838	2,405
Total deferred tax assets	72,461	81,231
Deferred tax liabilities:
Differing depreciable bases in premises and leased equipment	4,782	5,198
Right of use assets - leases	5,075	5,224
Differing bases in assets related to acquisitions	4,335	4,308
Tax advantaged partnerships	574	—
Other	2,152	2,246
Total deferred tax liabilities	16,918	16,976
Net deferred tax asset	$55,543	$64,255
No valuation allowance for deferred tax assets was recorded at December 31, 2024 and 2023 as the Company believes it is more likely than not that all of the deferred tax assets will be realized.
Tax years that remain open and subject to audit include the federal 2021-2024 years and the Indiana 2021-2024 years. The Company does not anticipate a significant change in the amount of uncertain tax positions within the next 12 months.
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
The Company’s liability for repurchases, included in Accrued Expenses and Other Liabilities on the Consolidated Statements of Financial Condition, was $0.12 million and $0.10 million as of December 31, 2024 and 2023, respectively. The mortgage repurchase liability represents the Company’s best estimate of the loss that it may incur. The estimate is based on specific loan repurchase requests and a historical loss ratio with respect to origination dollar volume. Because the level of mortgage loan repurchase losses are dependent on economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment.
Lease Commitments — The Company and its subsidiaries are obligated under operating leases for certain office premises and equipment.
The following table shows operating lease right of use assets and operating lease liabilities as of December 31.

(Dollars in thousands)	Statement of Financial Condition classification	2024	2023
Operating lease right of use assets	Accrued income and other assets	$21,076	$21,692
Operating lease liabilities	Accrued expenses and other liabilities	$18,150	$19,413

The following table shows the components of operating leases expense for the year ended December 31.

(Dollars in thousands)	Statement of Income classification	2024	2023	2022
Operating lease cost	Net occupancy expense	$3,855	$3,721	$3,527
Short-term lease cost	Net occupancy expense	—	9	18
Variable lease cost	Net occupancy expense	9	8	8
Total operating lease cost		$3,864	$3,738	$3,553
The following table shows future minimum rental commitments for all noncancellable operating leases with an initial term longer than 12 months for the next five years and thereafter.

(Dollars in thousands)
2025	$4,270
2026	3,730
2027	3,028
2028	1,784
2029	1,701
Thereafter	7,468
Total lease payments	21,981
Less: imputed interest	(3,831)
Present value of operating lease liabilities	$18,150
The following table shows the weighted average remaining operating lease term, the weighted average discount rate and supplemental Consolidated Statement of Cash Flows information for operating leases at December 31.

(Dollars in thousands)	2024	2023	2022
Weighted average remaining lease term	8.94 years	9.31 years	9.33 years
Weighted average discount rate	4.34%	4.28%	1.85%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,509	$4,508	$4,298
There were no new significant leases that had not yet commenced as of December 31, 2024.
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
Financial instruments, whose contract amounts represent credit risk as of December 31, were as follows:

(Dollars in thousands)	2024	2023
Amounts of commitments:
Loan commitments to extend credit	$1,304,735	$1,454,506
Standby letters of credit	$21,828	$17,287
Commercial and similar letters of credit	$161	$7,047
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
The following table shows the amounts of non-hedging derivative financial instruments at December 31, 2024 and 2023.

		Asset derivatives		Liability derivatives
(Dollars in thousands)	Notional or contractual amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
Interest rate swap contracts	$1,083,673	Other assets	$16,424	Other liabilities	$16,727
Loan commitments	3,586	Mortgages held for sale	118	N/A	—
Forward contracts - mortgage loan	4,500	Mortgages held for sale	17	N/A	—
Total - December 31, 2024	$1,091,759		$16,559		$16,727

Interest rate swap contracts	$1,085,618	Other assets	$22,704	Other liabilities	$23,140
Loan commitments	2,824	Mortgages held for sale	107	N/A	—
Forward contracts - mortgage loan	3,500	N/A	—	Mortgages held for sale	16
Total - December 31, 2023	$1,091,942		$22,811		$23,156
The following table shows the amounts included on the Consolidated Statements of Income for non-hedging derivative financial instruments at December 31, 2024, 2023 and 2022.

		Gain (loss)
(Dollars in thousands)	Statement of Income classification	2024	2023	2022
Interest rate swap contracts	Other expense	$133	$33	$(32)
Interest rate swap contracts	Other income	831	1,310	83
Loan commitments	Mortgage banking	11	40	(385)
Forward contracts - mortgage loan	Mortgage banking	33	(40)	35
Total		$1,008	$1,343	$(299)

The following table shows the offsetting of financial assets and derivative assets at December 31, 2024 and 2023.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2024
Interest rate swaps	$16,424	$—	$16,424	$—	$12,615	$3,809

December 31, 2023
Interest rate swaps	$22,704	$—	$22,704	$—	$10,795	$11,909
The following table shows the offsetting of financial liabilities and derivative liabilities at December 31, 2024 and 2023.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
December 31, 2024
Interest rate swaps	$16,727	$—	$16,727	$—	$—	$16,727
Repurchase agreements	72,345	—	72,345	72,345	—	—
Total	$89,072	$—	$89,072	$72,345	$—	$16,727

December 31, 2023
Interest rate swaps	$23,140	$—	$23,140	$—	$—	$23,140
Repurchase agreements	55,809	—	55,809	55,809	—	—
Total	$78,949	$—	$78,949	$55,809	$—	$23,140
If a default in performance of any obligation of a repurchase or derivative agreement occurs, each party will set-off property held, or loan indebtedness owing, in respect of transactions against obligations owing in respect of any other transactions. At December 31, 2024 and December 31, 2023, repurchase agreements had a remaining contractual maturity of $72.30 million and $54.46 million in overnight and $0.05 million and $1.35 million in up to 30 days, respectively and were collateralized by U.S. Treasury and Federal agencies securities.
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

As discussed in Note 12, the capital securities held by the Capital Trusts qualify as Tier 1 capital under Federal Reserve Board guidelines. The following table shows the actual and required capital amounts and ratios for 1st Source Corporation and 1st Source Bank as of December 31, 2024 and 2023.

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
2024
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$1,345,500	17.08%	$630,028	8.00%	$826,912	10.50%	$787,535	10.00%
1st Source Bank	1,246,610	15.83	630,034	8.00	826,920	10.50	787,543	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	1,246,267	15.82	472,521	6.00	669,405	8.50	630,028	8.00
1st Source Bank	1,147,376	14.57	472,526	6.00	669,412	8.50	630,034	8.00
Common Equity Tier 1 Capital (to Risk- Weighted Assets):
1st Source Corporation	1,118,829	14.21	354,391	4.50	551,274	7.00	511,898	6.50
1st Source Bank	1,076,938	13.67	354,394	4.50	551,280	7.00	511,903	6.50
Tier 1 Capital (to Average Assets):
1st Source Corporation	1,246,267	14.05	354,927	4.00	N/A	N/A	443,659	5.00
1st Source Bank	1,147,376	12.93	354,822	4.00	N/A	N/A	443,528	5.00
2023
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$1,248,905	16.25%	$614,880	8.00%	$807,031	10.50%	$768,601	10.00%
1st Source Bank	1,168,672	15.21	614,547	8.00	806,593	10.50	768,184	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	1,152,093	14.99	461,160	6.00	653,311	8.50	614,880	8.00
1st Source Bank	1,071,912	13.95	460,910	6.00	652,956	8.50	614,547	8.00
Common Equity Tier 1 Capital (to Risk- Weighted Assets):
1st Source Corporation	1,016,398	13.22	345,870	4.50	538,020	7.00	499,590	6.50
1st Source Bank	993,217	12.93	345,683	4.50	537,729	7.00	499,319	6.50
Tier 1 Capital (to Average Assets):
1st Source Corporation	1,152,093	13.26	347,512	4.00	N/A	N/A	434,390	5.00
1st Source Bank	1,071,912	12.34	347,397	4.00	N/A	N/A	434,246	5.00
The Bank was not required to maintain noninterest bearing cash balances with the Federal Reserve Bank as of December 31, 2024 and 2023.
Dividends that may be paid by a subsidiary bank to the parent company are subject to certain legal and regulatory limitations and also may be affected by capital needs, as well as other factors.
Due to the Company’s mortgage activities, 1st Source Bank is required to maintain minimum net worth capital requirements established by various governmental agencies. 1st Source Bank’s net worth requirements are governed by the Department of Housing and Urban Development and GNMA. As of December 31, 2024, 1st Source Bank met its minimum net worth capital requirements.
Note 21 — Fair Value Measurements
The Company determines the fair values of its financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of quoted prices and observable inputs and to minimize the use of unobservable inputs when measuring fair value. The Company elected fair value accounting for mortgages held for sale and for its best-efforts forward sales commitments. The Company economically hedges its mortgages held for sale at the time the interest rate locks are issued to the customers. The Company believes the election for mortgages held for sale will reduce certain timing differences and better match changes in the value of these assets with changes in the value of the derivatives or best-efforts forward sales commitments. At December 31, 2024 and 2023, all mortgages held for sale are carried at fair value.

The following table shows the differences between fair value carrying amount of mortgages held for sale measured at fair value and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity on December 31, 2024 and 2023.

(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Excess of fair value carrying amount over (under) unpaid principal
December 31, 2024
Mortgages held for sale reported at fair value:
Total Loans	$2,569	$2,343	$226	(1)
December 31, 2023
Mortgages held for sale reported at fair value:
Total Loans	$1,442	$1,297	$145	(1)

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
The following table shows the balance of assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2024
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$446,021	$311,728	$—	$757,749
U.S. States and political subdivisions securities	—	81,600	1,032	82,632
Mortgage-backed securities - Federal agencies	—	695,918	—	695,918
Corporate debt securities	—	—	—	—
Foreign government and other securities	—	—	—	—
Total debt securities available-for-sale	446,021	1,089,246	1,032	1,536,299
Mortgages held for sale	—	2,569	—	2,569
Accrued income and other assets (interest rate swap agreements)	—	16,424	—	16,424
Total	$446,021	$1,108,239	$1,032	$1,555,292

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$16,727	$—	$16,727
Total	$—	$16,727	$—	$16,727

December 31, 2023
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$541,461	$381,405	$—	$922,866
U.S. States and political subdivisions securities	—	91,403	1,161	92,564
Mortgage-backed securities - Federal agencies	—	598,252	—	598,252
Corporate debt securities	—	8,329	—	8,329
Foreign government and other securities	—	589	—	589
Total debt securities available-for-sale	541,461	1,079,978	1,161	1,622,600
Mortgages held for sale	—	1,442	—	1,442
Accrued income and other assets (interest rate swap agreements)	—	22,704	—	22,704
Total	$541,461	$1,104,124	$1,161	$1,646,746

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$23,140	$—	$23,140
Total	$—	$23,140	$—	$23,140

The following table shows the changes in Level 3 assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	U.S. States and political subdivisions securities
Beginning balance January 1, 2024	$1,161
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	51
Purchases	—
Issuances	—
Sales	—
Settlements	—
Maturities	(180)
Transfers into Level 3	—
Transfers out of Level 3	—
Ending balance December 31, 2024	$1,032

Beginning balance January 1, 2023	$1,464
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	(43)
Purchases	3,000
Issuances	—
Sales	—
Settlements	—
Maturities	(3,260)
Transfers into Level 3	—
Transfers out of Level 3	—
Ending balance December 31, 2023	$1,161
There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at December 31, 2024 or 2023.
The following table shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Fair value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
December 31, 2024
Debt securities available-for-sale
Direct placement municipal securities	$1,032	Discounted cash flows	Credit spread assumption	1.15% - 4.59%	3.96%

December 31, 2023
Debt securities available-for-sale
Direct placement municipal securities	$1,161	Discounted cash flows	Credit spread assumption	0.31% - 5.28%	4.28%
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
For assets measured at fair value on a nonrecurring basis the following represents impairment charges (recoveries) recognized on these assets during the year ended December 31, 2024 and 2023, respectively: collateral-dependent impaired loans - $10.43 million and $4.28 million; MSRs - $0.00 million and $0.00 million; repossessions - $0.03 million and $0.00 million, and other real estate - $0.00 million and $0.00 million.

The following table shows the carrying value of assets measured at fair value on a non-recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2024
Collateral-dependent impaired loans	$—	$—	$725	$725
Accrued income and other assets (mortgage servicing rights)	—	—	3,436	3,436
Accrued income and other assets (repossessions)	—	—	155	155
Accrued income and other assets (other real estate)	—	—	460	460
Total	$—	$—	$4,776	$4,776

December 31, 2023
Collateral-dependent impaired loans	$—	$—	$6,289	$6,289
Accrued income and other assets (mortgage servicing rights)	—	—	3,670	3,670
Accrued income and other assets (repossessions)	—	—	705	705
Accrued income and other assets (other real estate)	—	—	—	—
Total	$—	$—	$10,664	$10,664
The following table shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a non-recurring basis.

(Dollars in thousands)	Carrying Value	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
December 31, 2024
Collateral-dependent impaired loans	$725	$725	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	25% - 30%	28.0%

Mortgage servicing rights	3,436	7,480	Discounted cash flows	Constant prepayment rate (CPR)	7.6% - 23.0%	7.6%
				Discount rate	11.1% - 13.1%	11.3%

Repossessions	155	170	Appraisals, trade publications and auction values	Discount for lack of marketability	0% - 10%	9%

Other real estate	460	500	Appraisals	Discount for lack of marketability	0% - 8%	8%

December 31, 2023
Collateral-dependent impaired loans	$6,289	$6,289	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	10% - 20%	13.9%

Mortgage servicing rights	3,670	8,151	Discounted cash flows	Constant prepayment rate (CPR)	6.1% - 17.6%	7.3%
				Discount rate	11.0% - 13.1%	11.2%

Repossessions	705	757	Appraisals, trade publications and auction values	Discount for lack of marketability	0% - 10%	8%

Other real estate	—	—	Appraisals	Discount for lack of marketability	0% - 0%	0%
GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.

The following table shows the fair values of the Company’s financial instruments.

(Dollars in thousands)	Carrying or Contract Value	Fair Value	Level 1	Level 2	Level 3
December 31, 2024
Assets:
Cash and due from banks	$76,837	$76,837	$76,837	$—	$—
Federal funds sold and interest bearing deposits with other banks	47,989	47,989	47,989	—	—
Investment securities available-for-sale	1,536,299	1,536,299	446,021	1,089,246	1,032
Other investments	23,855	23,855	23,855	—	—
Mortgages held for sale	2,569	2,569	—	2,569	—
Loans and leases, net of allowance for loan and lease losses	6,699,268	6,608,109	—	—	6,608,109
Mortgage servicing rights	3,436	7,480	—	—	7,480
Accrued interest receivable	32,790	32,790	—	32,790	—
Interest rate swaps	16,424	16,424	—	16,424	—
Liabilities:
Deposits	$7,230,035	$7,226,239	$5,440,309	$1,785,930	$—
Short-term borrowings	249,198	249,198	74,198	175,000	—
Long-term debt and mandatorily redeemable securities	39,156	38,784	—	38,784	—
Subordinated notes	58,764	56,903	—	56,903	—
Accrued interest payable	36,494	36,494	—	36,494	—
Interest rate swaps	16,727	16,727	—	16,727	—
Off-balance-sheet instruments *	—	144	—	144	—

December 31, 2023
Assets:
Cash and due from banks	$77,474	$77,474	$77,474	$—	$—
Federal funds sold and interest bearing deposits with other banks	52,194	52,194	52,194	—	—
Investment securities available-for-sale	1,622,600	1,622,600	541,461	1,079,978	1,161
Other investments	25,075	25,075	25,075	—	—
Mortgages held for sale	1,442	1,442	—	1,442	—
Loans and leases, net of allowance for loan and lease losses	6,370,953	6,204,791	—	—	6,204,791
Mortgage servicing rights	3,670	8,151	—	—	8,151
Accrued interest receivable	30,232	30,232	—	30,232	—
Interest rate swaps	22,704	22,704	—	22,704	—
Liabilities:
Deposits	$7,038,581	$7,033,549	$5,299,896	$1,733,653	$—
Short-term borrowings	312,359	312,359	56,013	256,346	—
Long-term debt and mandatorily redeemable securities	47,911	47,098	—	47,098	—
Subordinated notes	58,764	55,842	—	55,842	—
Accrued interest payable	29,520	29,520	—	29,520	—
Interest rate swaps	23,140	23,140	—	23,140	—
Off-balance-sheet instruments *	—	120	—	120	—

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
Note 22 — Segment Information
The Company has one reportable operating segment, commercial banking. While our chief operating decision makers monitor revenue streams of various products and services, the identifiable segments’ operations are managed, and financial performance is evaluated on a company-wide basis. The commercial banking segment provides a broad array of financial products and services including commercial and consumer banking services, trust and wealth advisory services, and insurance to individual and business clients through most of its 77 banking center locations in 18 counties in Indiana and Michigan and Sarasota County in Florida.
The accounting policies of the commercial banking segment are the same as those described in Note 1 of the Notes to Consolidated Financial Statements. The chief operating decision makers assess performance for the commercial banking segment and decide how to allocate resources based on net income available to common shareholders which is also reported on the Consolidated Statements of Income as net income available to common shareholders. The measure of segment assets is reported on the Consolidated Statements of Financial Condition as total assets.
The chief operating decision makers use net income available to common shareholders to evaluate income generated from segment assets (return on average total assets) in deciding whether to reinvest profits into the commercial banking segment or to pay dividends or fund acquisitions. Net income available to common shareholders is also used by the chief operating decision makers to monitor budget versus actual results. Net income available to common shareholders as well as other common company-wide financial performance and credit quality metrics such as return on average assets, return on average shareholders’ equity, earnings per common share, net interest margin, efficiency ratio, and nonperforming assets to total assets, among others, are used for competitive analysis by benchmarking to the Company’s competitors as well as used in assessing the performance of the segment and for establishing management’s compensation. See the Consolidated Statements of Financial Condition, the Consolidated Statements of Income, the Consolidated Statements of Comprehensive Income (Loss), the Consolidated Statements of Shareholders’ Equity, and the Consolidated Statements of Cash Flows.
The Company’s chief operating decision makers are the members of the Strategic Deployment Committee which includes the Chairman of the Board and Chief Executive Officer, the President, the Chief Financial Officer, and several Group/Division Heads that report directly to the Chief Executive Officer or President.
Note 23 — 1st Source Corporation (Parent Company Only) Financial Information
STATEMENTS OF FINANCIAL CONDITION

December 31 (Dollars in thousands)	2024	2023
ASSETS
Cash and cash equivalents	$126,889	$105,889
Short-term investments with bank subsidiary	500	500
Investments in:
Bank subsidiaries	1,068,478	965,688
Non-bank subsidiaries	1	1
Right of use assets	12,552	13,895
Other assets	6,500	6,821
Total assets	$1,214,920	$1,092,794

LIABILITIES AND SHAREHOLDERS’ EQUITY
Long-term debt and mandatorily redeemable securities	$29,156	$27,158
Subordinated notes	58,764	58,764
Operating lease liability	9,682	11,682
Other liabilities	6,250	5,622
Total liabilities	103,852	103,226
Total shareholders’ equity	1,111,068	989,568
Total liabilities and shareholders’ equity	$1,214,920	$1,092,794

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Year Ended December 31 (Dollars in thousands)	2024	2023	2022
Income:
Dividends from bank subsidiary	$55,223	$50,152	$49,588
Rental income from subsidiaries	1,961	1,832	1,740
Investment securities and other investment gains	124	261	353
Other	307	239	148
Total income	57,615	52,484	51,829
Expenses:
Interest on subordinated notes	4,217	4,174	3,550
Interest on long-term debt and mandatorily redeemable securities	3,008	3,606	(341)
Interest on commercial paper and other short-term borrowings	—	2	1
Occupancy	1,826	1,718	1,625
Other	926	917	890
Total expenses	9,977	10,417	5,725
Income before income tax benefit and equity in undistributed income of subsidiaries	47,638	42,067	46,104
Income tax benefit	1,287	1,246	1,099
Income before equity in undistributed income of subsidiaries	48,925	43,313	47,203
Equity in undistributed income of subsidiaries:
Bank subsidiaries	83,693	81,621	73,329
Net income	$132,618	$124,934	$120,532
Comprehensive income (loss)	$151,709	$166,301	$(17,297)

STATEMENTS OF CASH FLOWS

Year Ended December 31 (Dollars in thousands)	2024	2023	2022
Operating activities:
Net income	$132,618	$124,934	$120,532
Adjustments to reconcile net income to net cash provided by operating activities:
Equity (undistributed) distributed in excess of income of subsidiaries	(83,693)	(81,621)	(73,329)
Amortization of right of use assets	1,343	1,354	1,376
Stock-based compensation	142	152	120
Realized/unrealized investment securities and other investment gains	(124)	(261)	(353)
Other	1,326	2,863	(702)
Net change in operating activities	51,612	47,421	47,644
Investing activities:
Net change in partnership investments	260	(246)	102
Net change in investing activities	260	(246)	102
Financing activities:
Net change in commercial paper	—	(3,096)	(871)
Proceeds from issuance of long-term debt and mandatorily redeemable securities	2,374	1,908	1,862
Payments on long-term debt and mandatorily redeemable securities	(1,884)	(2,887)	(2,708)
Stock issued under stock purchase plans	153	78	252
Net proceeds from issuance of treasury stock	4,059	3,576	2,792
Acquisition of treasury stock	(178)	(12,469)	(6,836)
Cash dividends paid on common stock	(35,396)	(33,074)	(32,102)
Net change in financing activities	(30,872)	(45,964)	(37,611)
Net change in cash and cash equivalents	21,000	1,211	10,135
Cash and cash equivalents, beginning of year	105,889	104,678	94,543
Cash and cash equivalents, end of year	$126,889	$105,889	$104,678

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None
Item 9A. Controls and Procedures.
1st Source carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at December 31, 2024, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the fourth fiscal quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
1st Source’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013 framework). Based on management’s assessment, 1st Source believes that, as of December 31, 2024, 1st Source’s internal control over financial reporting is effective based on those criteria.
Forvis Mazars LLP, independent registered public accounting firm, which also audited 1st Source’s consolidated financial statements for the year ended December 31, 2024, has issued an attestation report on management’s assessment of 1st Source’s internal control over financial reporting. This report appears on page 40.

By	/s/ CHRISTOPHER J. MURPHY III
Christopher J. Murphy III, Chief Executive Officer

By	/s/ BRETT A. BAUER
Brett A. Bauer, Treasurer and Chief Financial Officer
South Bend, Indiana
Item 9B. Other Information.
During the three months ended December 31, 2024, there were no “Rule 10b5-1 trading plans” or “non-Rule 10b5-1 trading arrangements” adopted, modified or terminated by any director or officer of the Company (as each term is defined in Item 408(a) of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance.
The information under the caption “Proposal Number 1: Election of Directors,” “Board Committees and Other Corporate Governance Matters,” and “Delinquent Section 16(a) Reports” of the 2025 Proxy Statement is incorporated herein by reference.
Item 11. Executive Compensation.
The information under the caption “Compensation Discussion & Analysis” of the 2025 Proxy Statement is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information under the caption “Voting Securities and Principal Holders Thereof” and “Proposal Number 1: Election of Directors” of the 2025 Proxy Statement is incorporated herein by reference.
The following table shows Equity Compensation Plan Information as of December 31, 2024.

	(A) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans [excluding securities reflected in column (A)]
Equity compensation plans approved by shareholders
2011 Stock Option Plan	—	$—	250,000
1997 Employee Stock Purchase Plan	7,385	46.04	102,931
1982 Executive Incentive Plan	—	—	207,176	(1)(2)(3)
1982 Restricted Stock Award Plan	—	—	110,246	(2)
Strategic Deployment Incentive Plan	—	—	98,645	(2)(3)
Total plans approved by shareholders	7,385	$—	768,998
Equity compensation plans not approved by shareholders
Director Retainer Stock Plan(4)	—	—	43,852
Total equity compensation plans	7,385	$—	812,850
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
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information under the caption “Proposal Number 1: Election of Directors”, “Board Committees and Other Corporate Governance Matters, “ and “Transactions with Related Persons” of the 2025 Proxy Statement is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information under the caption “Relationship with Independent Registered Public Accounting Firm” of the 2025 Proxy Statement is incorporated herein by reference.

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

10(a)(4)	Employment Agreement of Jeffrey L. Buhr, dated May 23, 2017, filed as an exhibit to Form 8-K, dated May 23, 2017, and incorporated herein by reference.

10(a)(5)	Employment Agreement of Brett A. Bauer, dated August 1, 2021, filed as an exhibit to Form 8-K, dated August 3, 2021, and incorporated herein by reference.

10(b)	1st Source Corporation Employee Stock Purchase Plan dated April 17, 1997, filed as exhibit to Form 10-K, dated December 31, 2017, and incorporated herein by reference.

10(c)	1st Source Corporation 1982 Executive Incentive Plan, amended October 23, 2024, filed as an exhibit to Form 10-Q, dated September 30, 2024, and incorporated herein by reference.

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

10(f)	1st Source Corporation 2011 Stock Option Plan, amended November 9, 2016, filed as exhibit to Form 10-K, dated December 31, 2016, and incorporated herein by reference.

10(g)	1st Source Corporation Director Retainer Stock Plan, amended August 3, 2018, filed as exhibit to Form 10-Q, dated September 30, 2018, and incorporated herein by reference.

19.1	1st Source Corporation Insider Trading Policy, amended October 19, 2023, filed herewith.

21	Subsidiaries of Registrant (unless otherwise indicated, each subsidiary does business under its own name):

Name	Jurisdiction
1st Source Bank	Indiana
SFG Aircraft, Inc. * (formerly known as SFG Equipment Leasing, Inc.)	Indiana
1st Source Insurance, Inc. *	Indiana
1st Source Specialty Finance, Inc. *	Indiana
1st Source Capital Corporation *	Indiana
Trustcorp Mortgage Company (Inactive)	Indiana
1st Source Master Trust	Delaware
Michigan Transportation Finance Corporation *	Michigan
1st Source Intermediate Holding, LLC	Delaware
1st Source Funding, LLC (Inactive)	Delaware
SFG Commercial Aircraft Leasing, Inc. *	Indiana
SFG Equipment Leasing Corporation I*	Indiana
1st Source Solar 1, LLC*	Delaware
1st Source Solar 3, LLC	Delaware
1st Source Solar 4, LLC	Delaware
1st Source Solar 5, LLC	Delaware
1st Source Solar 6, LLC	Delaware
1st Source Solar 7, LLC	Delaware
1st Source Solar 8, LLC	Delaware
1st Source Solar 9, LLC	Delaware
1st Portfolio Management, Inc. *	Nevada

*Wholly-owned subsidiaries of 1st Source Bank

23	Consent of Forvis Mazars, LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Christopher J. Murphy III, Chief Executive Officer (Rule 13a-14(a)).

31.2	Certification of Brett A. Bauer, Chief Financial Officer (Rule 13a-14(a)).

32.1	Certification of Christopher J. Murphy III, Chief Executive Officer.

32.2	Certification of Brett A. Bauer, Chief Financial Officer.

97.1
1st Source Corporation Policy Relating to Recovery of Erroneously Awarded Compensation, amended October 19, 2023, filed as an exhibit to Form 10-K dated December 31, 2023 and incorporated herein by reference.

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
Date: February 18, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER J. MURPHY III	Chairman of the Board and Chief	February 18, 2025
Christopher J. Murphy III	Executive Officer

/s/ ANDREA G. SHORT	President and Director	February 18, 2025
Andrea G. Short

/s/ BRETT A. BAUER	Treasurer, Chief Financial Officer	February 18, 2025
Brett A. Bauer	and Principal Accounting Officer

/s/ JOHN B. GRIFFITH	Secretary and General Counsel	February 18, 2025
John B. Griffith

/s/ JOHN F. AFFLECK-GRAVES	Director	February 18, 2025
John F. Affleck-Graves

/s/ MELODY BIRMINGHAM	Director	February 18, 2025
Melody Birmingham

/s/ DANIEL B. FITZPATRICK	Director	February 18, 2025
Daniel B. Fitzpatrick

/s/ TRACY D. GRAHAM	Director	February 18, 2025
Tracy D. Graham

/s/ CHRISTOPHER J. MURPHY IV	Director	February 18, 2025
Christopher J. Murphy IV

/s/ TIMOTHY K. OZARK	Director	February 18, 2025
Timothy K. Ozark

/s/ TODD F. SCHURZ	Director	February 18, 2025
Todd F. Schurz

/s/ MARK D. SCHWABERO	Director	February 18, 2025
Mark D. Schwabero

/s/ RONDA SHREWSBURY	Director	February 18, 2025
Ronda Shrewsbury

/s/ ISAAC P. TORRES	Director	February 18, 2025
Isaac P. Torres