Form 10-Q
period 2025-03-31
1ST SOURCE CORP
filed 2025-04-24
CIK 34782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Number of shares of common stock outstanding as of April 18, 2025 — 24,562,911 shares

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited - Dollars in thousands)

	March 31, 2025	December 31, 2024
ASSETS
Cash and due from banks	$87,816	$76,837
Federal funds sold and interest bearing deposits with other banks	135,003	47,989
Investment securities available-for-sale (amortized cost of $1,591,072 and $1,650,684 at March 31, 2025 and December 31, 2024, respectively)	1,501,877	1,536,299
Other investments	23,855	23,855
Mortgages held for sale	2,305	2,569
Loans and leases, net of unearned discount:
Commercial and agricultural	775,118	772,974
Renewable energy	505,413	487,266
Auto and light truck	955,945	948,435
Medium and heavy duty truck	289,837	289,623
Aircraft	1,118,099	1,123,797
Construction equipment	1,171,934	1,203,912
Commercial real estate	1,230,760	1,215,265
Residential real estate and home equity	689,101	680,071
Consumer	127,186	133,465
Total loans and leases	6,863,393	6,854,808
Allowance for loan and lease losses	(157,470)	(155,540)
Net loans and leases	6,705,923	6,699,268
Equipment owned under operating leases, net	9,864	11,483
Premises and equipment, net	54,778	53,456
Goodwill and intangible assets	83,895	83,897
Accrued income and other assets	357,798	396,285
Total assets	$8,963,114	$8,931,938
LIABILITIES
Deposits:
Noninterest-bearing demand	$1,651,479	$1,639,101
Interest-bearing deposits:
Interest-bearing demand	2,451,169	2,544,839
Savings	1,392,391	1,256,370
Time	1,922,726	1,789,725
Total interest-bearing deposits	5,766,286	5,590,934
Total deposits	7,417,765	7,230,035
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	60,025	72,346
Other short-term borrowings	1,152	176,852
Total short-term borrowings	61,177	249,198
Long-term debt and mandatorily redeemable securities	41,210	39,156
Subordinated notes	58,764	58,764
Accrued expenses and other liabilities	163,656	173,279
Total liabilities	7,742,572	7,750,432
SHAREHOLDERS’ EQUITY
Preferred stock; no par value
Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock; no par value
Authorized 40,000,000 shares; issued 28,205,674 at March 31, 2025 and December 31, 2024	436,538	436,538
Retained earnings	921,717	890,937
Cost of common stock in treasury (3,643,063 shares at March 31, 2025 and 3,685,512 shares at December 31, 2024)	(128,912)	(129,175)
Accumulated other comprehensive loss	(67,884)	(87,232)
Total shareholders’ equity	1,161,459	1,111,068
Noncontrolling interests	59,083	70,438
Total equity	1,220,542	1,181,506
Total liabilities and equity	$8,963,114	$8,931,938
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Interest income:
Loans and leases	$113,560	$109,202
Investment securities, taxable	8,153	6,079
Investment securities, tax-exempt	277	260
Other	1,314	927
Total interest income	123,304	116,468
Interest expense:
Deposits	39,846	39,744
Short-term borrowings	232	3,102
Subordinated notes	1,014	1,061
Long-term debt and mandatorily redeemable securities	1,274	646
Total interest expense	42,366	44,553
Net interest income	80,938	71,915
Provision for credit losses:
Provision for credit losses — loans and leases	2,112	6,595
Provision for credit losses — unfunded loan commitments	1,153	882
Total provision for credit losses	3,265	7,477
Net interest income after provision for credit losses	77,673	64,438
Noninterest income:
Trust and wealth advisory	6,666	6,287
Service charges on deposit accounts	3,071	3,070
Debit card	4,149	4,201
Mortgage banking	853	950
Insurance commissions	2,440	1,776
Equipment rental	899	1,671
Other	5,025	4,201
Total noninterest income	23,103	22,156
Noninterest expense:
Salaries and employee benefits	32,115	29,572
Net occupancy	3,224	2,996
Furniture and equipment	1,347	1,149
Data processing	7,291	6,500
Depreciation – leased equipment	718	1,288
Professional fees	1,668	1,345
FDIC and other insurance	1,440	1,657
Business development and marketing	1,925	1,744
Other	3,348	2,453
Total noninterest expense	53,076	48,704
Income before income taxes	47,700	37,890
Income tax expense	10,177	8,428
Net income	37,523	29,462
Net (income) loss attributable to noncontrolling interests	(3)	(7)
Net income available to common shareholders	$37,520	$29,455
Per common share:
Basic net income per common share	$1.52	$1.19
Diluted net income per common share	$1.52	$1.19
Basic weighted average common shares outstanding	24,546,819	24,459,088
Diluted weighted average common shares outstanding	24,546,819	24,459,088
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited - Dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Net income	$37,523	$29,462
Other comprehensive income (loss):
Unrealized appreciation (depreciation) of available-for-sale securities	25,190	(3,791)
Income tax effect	(5,842)	839
Other comprehensive income (loss), net of tax	19,348	(2,952)
Comprehensive income (loss)	56,871	26,510
Comprehensive (income) loss attributable to noncontrolling interests	(3)	(7)
Comprehensive income (loss) available to common shareholders	$56,868	$26,503
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - Dollars in thousands, except per share amounts)

	Three Months Ended
	Preferred Stock	Common Stock	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss), Net	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2024	$—	$436,538	$789,842	$(130,489)	$(106,323)	$989,568	$78,695	$1,068,263
Net income	—	—	29,455	—	—	29,455	7	29,462
Other comprehensive loss	—	—	—	—	(2,952)	(2,952)	—	(2,952)
Issuance of 43,054 common shares under stock based compensation awards	—	—	1,462	699	—	2,161	—	2,161
Common stock dividend ($0.34 per share)	—	—	(8,346)	—	—	(8,346)	—	(8,346)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,119)	(1,119)
Liquidation of noncontrolling interests	—	—	—	—	—	—	(5,920)	(5,920)
Balance at March 31, 2024	$—	$436,538	$812,413	$(129,790)	$(109,275)	$1,009,886	$71,663	1,081,549

Balance at January 1, 2025	$—	$436,538	$890,937	$(129,175)	$(87,232)	$1,111,068	$70,438	$1,181,506
Net income	—	—	37,520	—	—	37,520	3	37,523
Other comprehensive income	—	—	—	—	19,348	19,348	—	19,348
Issuance of 50,003 common shares under stock based compensation awards	—	—	2,125	718	—	2,843	—	2,843
Cost of 7,554 shares of common stock acquired for treasury	—	—	—	(455)	—	(455)	—	(455)
Common stock dividend ($0.36 per share)	—	—	(8,865)	—	—	(8,865)	—	(8,865)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,513)	(1,513)
Liquidation of noncontrolling interests	—	—	—	—	—	—	(9,845)	(9,845)
Balance at March 31, 2025	$—	$436,538	$921,717	$(128,912)	$(67,884)	$1,161,459	$59,083	$1,220,542
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net income	$37,523	$29,462
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,265	7,477
Depreciation of premises and equipment	1,190	1,032
Depreciation of equipment owned and leased to others	718	1,288
Stock-based compensation	1,389	1,310
(Accretion) amortization of investment securities premiums and discounts, net	(646)	767
Amortization of mortgage servicing rights	176	184
Amortization of right of use assets	745	759
Deferred income taxes	(642)	2,379
Originations of loans held for sale, net of principal collected	(9,675)	(10,727)
Proceeds from the sales of loans held for sale	9,977	9,652
Net gain on sale of loans held for sale	(38)	(364)
Net gain on sale of other real estate and repossessions	(19)	(96)
Change in interest receivable	1,331	(453)
Change in interest payable	(6,755)	2,695
Change in other assets	1,250	(1,725)
Change in other liabilities	32,138	(1,281)
Other	(134)	(399)
Net change in operating activities	71,793	41,960

Investing activities:
Proceeds from maturities and paydowns of investment securities available-for-sale	89,721	55,723
Purchases of investment securities available-for-sale	(29,463)	(20,925)
Net change in partnership investments	(4,510)	(10,259)
Loans sold or participated to others	17,160	22,276
Proceeds from principal payments on direct finance leases	20,291	17,810
Net change in loans and leases	(53,120)	(91,045)
Net change in equipment owned under operating leases	901	2,387
Purchases of premises and equipment	(2,512)	(575)
Proceeds from disposal of premises and equipment	—	13
Proceeds from sales of other real estate and repossessions	828	905
Net change in investing activities	39,296	(23,690)
Financing activities:
Net change in demand deposits and savings accounts	54,729	(46,245)
Net change in time deposits	133,001	62,975
Net change in short-term borrowings	(188,021)	(62,779)
Payments on long-term debt	(1,727)	(11,264)
Acquisition of treasury stock	(455)	—
Net (distributions to) contributions from noncontrolling interests	(1,513)	(1,119)
Cash dividends paid on common stock	(9,110)	(8,592)
Net change in financing activities	(13,096)	(67,024)

Net change in cash and cash equivalents	97,993	(48,754)
Cash and cash equivalents, beginning of year	124,826	129,668
Cash and cash equivalents, end of period	$222,819	$80,914
Supplemental Information:
Non-cash transactions:
Loans transferred to other real estate and repossessed assets	$2,604	$412
Common stock matching contribution to Employee Stock Ownership and Profit Sharing Plan	1,227	1,153
Right of use assets obtained in exchange for lease obligations	68	535
Liquidation of noncontrolling interests	9,845	5,920
Cash paid (received) for:
Interest	49,121	41,858
Income Taxes	(20,457)	61
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
The Notes to the Consolidated Financial Statements appearing in 1st Source Corporation’s Annual Report on Form 10-K (2024 Annual Report), which include descriptions of significant accounting policies, should be read in conjunction with these interim financial statements. The Consolidated Statement of Financial Condition at December 31, 2024, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation.
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
Note 3 — Investment Securities Available-For-Sale
The following table shows investment securities available-for-sale.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2025
U.S. Treasury and Federal agencies securities	$746,212	$1,025	$(20,921)	$726,316
U.S. States and political subdivisions securities	91,509	88	(3,236)	88,361
Mortgage-backed securities — Federal agencies	753,351	1,427	(67,578)	687,200
Total debt securities available-for-sale	$1,591,072	$2,540	$(91,735)	$1,501,877

December 31, 2024
U.S. Treasury and Federal agencies securities	$786,417	$24	$(28,692)	$757,749
U.S. States and political subdivisions securities	86,305	33	(3,706)	82,632
Mortgage-backed securities — Federal agencies	777,962	192	(82,236)	695,918
Total debt securities available-for-sale	$1,650,684	$249	$(114,634)	$1,536,299
Amortized cost excludes accrued interest receivable which is included in Accrued Income and Other Assets on the Consolidated Statements of Financial Condition. At March 31, 2025 and December 31, 2024, accrued interest receivable on investment securities available-for-sale was $4.74 million and $4.68 million, respectively.

At March 31, 2025 and December 31, 2024, the residential mortgage-backed securities held by the Company consisted primarily of GNMA, FNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government (Government Sponsored Enterprise, GSEs).
The Company did not hold any marketable equity securities at March 31, 2025 and December 31, 2024.
The following table shows the contractual maturities of investments in debt securities available-for-sale at March 31, 2025. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$277,203	$271,984
Due after one year through five years	488,417	471,085
Due after five years through ten years	56,250	56,354
Due after ten years	15,851	15,254
Mortgage-backed securities	753,351	687,200
Total debt securities available-for-sale	$1,591,072	$1,501,877
The following table summarizes gross unrealized losses and fair value by investment category and age. At March 31, 2025, the Company’s available-for-sale securities portfolio consisted of 620 securities, 539 of which were in an unrealized loss position.

	Less than 12 Months		12 months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2025
U.S. Treasury and Federal agencies securities	$34,135	$(332)	$589,349	$(20,589)	$623,484	$(20,921)
U.S. States and political subdivisions securities	29,868	(622)	38,722	(2,614)	68,590	(3,236)
Mortgage-backed securities - Federal agencies	92,043	(1,093)	462,637	(66,485)	554,680	(67,578)
Total debt securities available-for-sale	$156,046	$(2,047)	$1,090,708	$(89,688)	$1,246,754	$(91,735)

December 31, 2024
U.S. Treasury and Federal agencies securities	$103,621	$(1,324)	$644,614	$(27,368)	$748,235	$(28,692)
U.S. States and political subdivisions securities	37,017	(670)	39,280	(3,036)	76,297	(3,706)
Mortgage-backed securities - Federal agencies	191,779	(3,355)	466,204	(78,881)	657,983	(82,236)
Total debt securities available-for-sale	$332,417	$(5,349)	$1,150,098	$(109,285)	$1,482,515	$(114,634)
The Company does not consider available-for-sale securities with unrealized losses at March 31, 2025, to be experiencing credit losses and recognized no resulting allowance for credit losses. The Company does not intend to sell these investments, and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost basis, which may be the maturity dates of the securities. The unrealized losses occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase.
The following table shows the gross realized gains and losses from the available-for-sale debt securities portfolio. Realized gains and losses of all securities are computed using the specific identification cost basis.

Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Gross realized gains	$—	$—
Gross realized losses	—	—
Net realized losses	$—	$—
At March 31, 2025 and December 31, 2024, investment securities available-for-sale with carrying values of $240.88 million and $359.10 million, respectively, were pledged as collateral for security repurchase agreements and for other purposes.

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
Commercial and agricultural – loans are to entities within the Company’s local market communities. Loans are for business or agri-business purposes and include working capital lines of credit secured by accounts receivable and inventory that are generally renewable annually and term loans secured by equipment with amortizations based on the expected life of the underlying collateral, generally three to seven years. These loans are typically further supported by personal guarantees. Commercial exposure is to a wide range of industries and services. Risks in this sector are also varied and are most impacted by general economic conditions. Risk mitigants include appropriate underwriting and monitoring and, when appropriate, government guarantees, including Small Business Administration and Farm Service Agency.
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
Commercial real estate – loans are generally to entities within the local market communities served by the Company with advances generally within regulatory guidelines. Historically, the Company’s exposure to commercial real estate had been primarily to the less risky owner-occupied segment although growth in the non-owner-occupied segment of this portfolio has increased over the last several years. The non-owner-occupied segment includes hotels, apartment complexes and warehousing facilities. There is generally limited exposure to construction loans although at present, construction exposures are comparably higher than previous periods. Many commercial real estate loans carry personal guarantees. Additional risks in the commercial real estate portfolio include interest rate risk, geographical concentration in northern Indiana and southwest Michigan and general economic conditions.
Residential real estate and home equity – loans predominantly include one-to-four family mortgages to borrowers in the Company’s local market communities and are appropriately underwritten and secured by residential real estate.
Consumer – loans are to individuals in the Company’s local markets and auto loans are generally secured by personal vehicles and appropriately underwritten.

The following table shows the amortized cost of loans and leases, segregated by portfolio segment, credit quality rating and year of origination as of March 31, 2025, and gross charge-offs for the three months ended March 31, 2025.

	Term Loans and Leases by Origination Year
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and agricultural
Grades 1-6	$41,402	$120,818	$107,725	$62,731	$32,203	$25,999	$333,749	$—	$724,627
Grades 7-12	1,551	332	3,954	6,949	2,256	2,420	33,029	—	50,491
Total commercial and agricultural	42,953	121,150	111,679	69,680	34,459	28,419	366,778	—	775,118
Current period gross charge-offs	—	—	127	109	9	—	170	—	415
Renewable energy
Grades 1-6	57,261	133,666	127,379	21,636	68,740	96,731	—	—	505,413
Grades 7-12	—	—	—	—	—	—	—	—	—
Total renewable energy	57,261	133,666	127,379	21,636	68,740	96,731	—	—	505,413
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Auto and light truck
Grades 1-6	150,679	388,516	228,588	85,676	20,336	12,724	—	—	886,519
Grades 7-12	643	21,877	42,811	3,138	65	892	—	—	69,426
Total auto and light truck	151,322	410,393	271,399	88,814	20,401	13,616	—	—	955,945
Current period gross charge-offs	—	117	—	223	—	—	—	—	340
Medium and heavy duty truck
Grades 1-6	26,743	83,087	67,746	73,765	21,784	12,565	—	—	285,690
Grades 7-12	—	—	1,436	1,366	617	10	—	718	4,147
Total medium and heavy duty truck	26,743	83,087	69,182	75,131	22,401	12,575	—	718	289,837
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Aircraft
Grades 1-6	85,283	305,113	174,569	273,294	143,688	103,132	7,843	—	1,092,922
Grades 7-12	—	2,881	8,530	10,672	—	3,094	—	—	25,177
Total aircraft	85,283	307,994	183,099	283,966	143,688	106,226	7,843	—	1,118,099
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Construction equipment
Grades 1-6	100,372	446,518	294,211	181,537	58,533	29,285	23,959	1,830	1,136,245
Grades 7-12	—	3,253	7,858	11,320	1,486	11,772	—	—	35,689
Total construction equipment	100,372	449,771	302,069	192,857	60,019	41,057	23,959	1,830	1,171,934
Current period gross charge-offs	—	2	680	—	—	—	—	—	682
Commercial real estate
Grades 1-6	50,839	275,475	299,801	222,236	122,433	236,220	219	—	1,207,223
Grades 7-12	—	144	7,702	5,637	5,927	4,127	—	—	23,537
Total commercial real estate	50,839	275,619	307,503	227,873	128,360	240,347	219	—	1,230,760
Current period gross charge-offs	—	—	—	—	—	5	—	—	5
Residential real estate and home equity
Performing	17,517	85,128	67,384	92,143	79,943	157,264	178,156	8,033	685,568
Nonperforming	—	—	144	748	215	1,008	1,331	87	3,533
Total residential real estate and home equity	17,517	85,128	67,528	92,891	80,158	158,272	179,487	8,120	689,101
Current period gross charge-offs	—	—	—	5	—	—	1	—	6
Consumer
Performing	9,879	39,493	29,271	24,486	8,117	2,540	12,717	—	126,503
Nonperforming	—	10	315	217	68	73	—	—	683
Total consumer	9,879	39,503	29,586	24,703	8,185	2,613	12,717	—	127,186
Current period gross charge-offs	$121	$111	$88	$130	$20	$—	$6	$—	$476

The following table shows the amortized cost of loans and leases, segregated by portfolio segment, credit quality rating and year of origination as of December 31, 2024, and gross charge-offs for the year ended December 31, 2024.

	Term Loans and Leases by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and agricultural
Grades 1-6	$136,888	$115,508	$66,696	$36,315	$19,677	$18,369	$331,282	$—	$724,735
Grades 7-12	438	4,079	7,769	2,426	194	2,325	31,008	—	48,239
Total commercial and agricultural	137,326	119,587	74,465	38,741	19,871	20,694	362,290	—	772,974
Current period gross charge-offs	—	276	117	550	—	—	8,882	—	9,825
Renewable energy
Grades 1-6	150,951	145,126	22,110	70,606	22,329	76,144	—	—	487,266
Grades 7-12	—	—	—	—	—	—	—	—	—
Total renewable energy	150,951	145,126	22,110	70,606	22,329	76,144	—	—	487,266
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Auto and light truck
Grades 1-6	443,033	276,295	106,199	25,535	10,018	6,677	—	—	867,757
Grades 7-12	26,131	48,319	4,754	99	1,210	165	—	—	80,678
Total auto and light truck	469,164	324,614	110,953	25,634	11,228	6,842	—	—	948,435
Current period gross charge-offs	—	165	448	6	—	111	—	—	730
Medium and heavy duty truck
Grades 1-6	88,395	72,816	81,238	25,726	11,298	5,493	—	—	284,966
Grades 7-12	—	1,524	1,623	690	—	13	—	807	4,657
Total medium and heavy duty truck	88,395	74,340	82,861	26,416	11,298	5,506	—	807	289,623
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Aircraft
Grades 1-6	347,099	190,776	285,677	151,194	82,208	32,326	7,773	—	1,097,053
Grades 7-12	2,882	7,704	10,920	1,846	3,392	—	—	—	26,744
Total aircraft	349,981	198,480	296,597	153,040	85,600	32,326	7,773	—	1,123,797
Current period gross charge-offs	—	—	—	15	—	53	—	—	68
Construction equipment
Grades 1-6	488,870	325,443	208,114	70,258	33,095	10,890	25,916	1,966	1,164,552
Grades 7-12	2,716	10,650	11,686	1,679	12,629	—	—	—	39,360
Total construction equipment	491,586	336,093	219,800	71,937	45,724	10,890	25,916	1,966	1,203,912
Current period gross charge-offs	46	989	390	267	—	—	—	—	1,692
Commercial real estate
Grades 1-6	258,988	303,717	237,103	126,129	82,249	177,798	264	—	1,186,248
Grades 7-12	145	14,580	5,846	6,386	27	2,033	—	—	29,017
Total commercial real estate	259,133	318,297	242,949	132,515	82,276	179,831	264	—	1,215,265
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Residential real estate and home equity
Performing	87,045	69,439	94,441	81,345	79,575	85,333	173,876	6,210	677,264
Nonperforming	—	171	624	346	103	340	1,138	85	2,807
Total residential real estate and home equity	87,045	69,610	95,065	81,691	79,678	85,673	175,014	6,295	680,071
Current period gross charge-offs	—	3	—	32	—	—	30	1	66
Consumer
Performing	43,692	33,063	28,594	10,092	2,398	983	13,823	—	132,645
Nonperforming	22	352	336	57	33	20	—	—	820
Total consumer	43,714	33,415	28,930	10,149	2,431	1,003	13,823	—	133,465
Current period gross charge-offs	$565	$230	$276	$118	$16	$22	$122	$—	$1,349

The following table shows the amortized cost of loans and leases, segregated by portfolio segment, with delinquency aging and nonaccrual status.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Total Accruing Loans	Nonaccrual	Total Financing Receivables
March 31, 2025
Commercial and agricultural	$767,662	$993	$711	$—	$769,366	$5,752	$775,118
Renewable energy	505,413	—	—	—	505,413	—	505,413
Auto and light truck	943,827	—	—	—	943,827	12,118	955,945
Medium and heavy duty truck	289,837	—	—	—	289,837	—	289,837
Aircraft	1,117,107	—	—	—	1,117,107	992	1,118,099
Construction equipment	1,154,053	2,739	—	—	1,156,792	15,142	1,171,934
Commercial real estate	1,227,984	334	—	—	1,228,318	2,442	1,230,760
Residential real estate and home equity	684,814	637	117	120	685,688	3,413	689,101
Consumer	125,813	594	96	2	126,505	681	127,186
Total	$6,816,510	$5,297	$924	$122	$6,822,853	$40,540	$6,863,393

December 31, 2024
Commercial and agricultural	$767,942	$275	$42	$—	$768,259	$4,715	$772,974
Renewable energy	487,266	—	—	—	487,266	—	487,266
Auto and light truck	943,403	2,226	—	—	945,629	2,806	948,435
Medium and heavy duty truck	289,623	—	—	—	289,623	—	289,623
Aircraft	1,123,797	—	—	—	1,123,797	—	1,123,797
Construction equipment	1,185,936	—	—	—	1,185,936	17,976	1,203,912
Commercial real estate	1,203,967	9,703	—	—	1,213,670	1,595	1,215,265
Residential real estate and home equity	675,669	1,010	585	96	677,360	2,711	680,071
Consumer	131,585	852	208	10	132,655	810	133,465
Total	$6,809,188	$14,066	$835	$106	$6,824,195	$30,613	$6,854,808
Accrued interest receivable on loans and leases at March 31, 2025 and December 31, 2024 was $26.38 million and $28.02 million, respectively.

Loan Modifications to Borrowers Experiencing Financial Difficulty

The following table shows the amortized cost of loans and leases over $250,000 at March 31, 2025 and March 31, 2024, respectively, that were both experiencing financial difficulty and modified during the three months ended March 31, 2025 and March 31, 2024, respectively, segregated by portfolio segment and type of modification. The percentage of the amortized cost of loans and leases that were modified to borrowers in financial distress as compared to the amortized cost of each segment of financial receivable is also presented below.

(Dollars in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay and Term Extension	% of Total Segment Financing Receivables
Three Months Ended March 31, 2025
Construction equipment	—	514	—	—	0.04
Total	$—	$514	$—	$—	0.01%

Three Months Ended March 31, 2024
Commercial and agricultural	$—	$108	$—	$—	0.01%
Auto and light truck	—	—	—	25,583	2.56
Total	$—	$108	$—	$25,583	0.39%

There were $0.00 million and $2.63 million in commitments to lend additional amounts to the borrowers included in the previous table at March 31, 2025 and March 31, 2024, respectively.

The Company closely monitors the performance of loans and leases that have been modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table shows the performance of such loans and leases that have been modified during the twelve months ended March 31, 2025 and March 31, 2024, respectively.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due
Twelve months ended March 31, 2025
Commercial and agricultural	$1,052	$—	$—	$—	$—
Auto and light truck	5,339	—	10,775	—	10,775
Medium and heavy duty truck	2,797	—	—	—	—
Construction equipment	514	—	—	—	—
Commercial real estate	988	—	—	—	—
Total	$10,690	$—	$10,775	$—	$10,775

Twelve months ended March 31, 2024
Commercial and agricultural	$1,798	$—	$—	$1,869	$1,869
Auto and light truck	25,583	—	—	—	—
Medium and heavy duty truck	10,699	—	—	—	—
Construction equipment	1,372	—	—	—	—
Commercial real estate	269	—	—	—	—
Total	$39,721	$—	$—	$1,869	$1,869

The following table shows the financial effect of loan and lease modifications presented above to borrowers experiencing financial difficulty for the twelve months ended March 31, 2025 and March 31, 2024, respectively.

	Weighted- Average Interest Rate Reduction	Weighted- Average Term Extension (in months)	Weighted- Average Payment Delay (in months)	Combination Weighted-Average Payment Delay and Term Extension (in months)
Twelve months ended March 31, 2025
Commercial and agricultural	—%	0	6	3
Auto and light truck	—	0	0	3
Medium and heavy duty truck	—	0	0	4
Construction equipment	—	5	0	0
Commercial real estate	—	0	6	0
Total	—%	5	6	3

Twelve months ended March 31, 2024
Commercial and agricultural	—%	9	6	35
Auto and light truck	—	0	0	3
Medium and heavy duty truck	—	0	0	6
Construction equipment	—	4	0	0
Commercial real estate	—	0	3	0
Total	—%	4	6	5
There was one modified loan to a borrower experiencing financial difficulty which had a payment default within twelve months of modification during the three month period ended March 31, 2025 and no modified loans to borrowers experiencing financial difficulty which had payment defaults within twelve months of modification during the three months ended March 31, 2024.

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

The following table shows the changes in the allowance for loan and lease losses, segregated by portfolio segment, for the three months ended March 31, 2025 and 2024.

(Dollars in thousands)	Commercial and agricultural	Renewable energy	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer	Total
March 31, 2025
Balance, beginning of period	$21,316	$8,562	$18,437	$7,292	$36,663	$28,258	$24,821	$7,976	$2,215	$155,540
Charge-offs	415	—	340	—	—	682	5	6	476	1,924
Recoveries	282	—	890	—	209	281	3	16	61	1,742
Net charge-offs (recoveries)	133	—	(550)	—	(209)	401	2	(10)	415	182
Provision (recovery of provision)	729	303	(330)	(408)	(40)	864	154	452	388	2,112
Balance, end of period	$21,912	$8,865	$18,657	$6,884	$36,832	$28,721	$24,973	$8,438	$2,188	$157,470

March 31, 2024
Balance, beginning of period	$17,385	$6,610	$16,858	$8,965	$37,653	$26,510	$23,690	$7,698	$2,183	$147,552
Charge-offs	7,068	—	1	—	68	292	—	13	229	7,671
Recoveries	86	—	653	—	368	199	181	8	53	1,548
Net charge-offs (recoveries)	6,982	—	(652)	—	(300)	93	(181)	5	176	6,123
Provision (recovery of provision)	6,860	248	74	(177)	(1,029)	387	(27)	115	144	6,595
Balance, end of period	$17,263	$6,858	$17,584	$8,788	$36,924	$26,804	$23,844	$7,808	$2,151	$148,024
The higher allowance for credit losses during the current quarter reflects an accretive allowance adjustment in the Company’s forecast assumption along with a slight increase in loan balances. The previous forecast assumption as of December 31, 2024, was adjusted with the current quarter’s analysis to reflect weaker growth expectations during the two-year forecast time horizon and a substantial increase in uncertainty in the macro environment stemming from a lack of predictability of domestic trade policies. Wide-ranging tariffs targeting steel, aluminum, automobile manufacturing, and a host of other goods and materials which directly impact the Company’s loan portfolios have been implemented or proposed. The Company remains cautious on the forward outlook and the accretive forecast adjustment represents increased downside risk and a broader range of potential economic outcomes as compared to the previous quarter’s outlook. Ongoing risks include heightened geopolitical instability, tightened credit conditions, increasing consumer stressors and falling consumer confidence, some softening in labor markets, and still elevated inflation and interest rates. Credit quality metrics reflect lower special attention outstandings during the current quarter, with modest levels of non-performing and delinquency that are trending higher. Net credit losses were minimal during the period, with losses in the construction equipment, commercial and agricultural and consumer portfolios, largely offset by recoveries in the auto and light truck and aircraft portfolios.

Commercial and agricultural – the increase in the allowance in the current quarter was principally due to the accretive impact of the forecast adjustment along with slightly higher loan balances during the period.
Renewable energy – the allowance increased due to loan growth. Credit quality remains stable.
Auto and light truck – the allowance increased slightly during the current quarter due to modest loan growth and the accretive impact of the forecast adjustment. The industry is currently challenged by higher vehicle capital costs and weaker rental rates.
Medium and heavy duty truck – the allowance decreased due to a decline in special attention loan balances within the segment which carry higher reserves. The industry continues to work through difficulties brought on by overcapacity. The forward outlook for freight demand is uncertain.

Aircraft – the allowance increased slightly during the current quarter due to the accretive impact of the forecast adjustment, partially offset by modestly lower loan volumes. The Company has historically carried a higher allowance in this portfolio due to risk volatility.
Construction equipment – the allowance increased due to the accretive impact of the forecast adjustment and a slight increase in historical rates from losses recognized during the quarter, partially offset by a decline in loan balances.
Commercial real estate – the allowance was little changed as loan balances increased modestly offset by slightly lower historical loss rates. Higher interest rates and shifting demand dynamics have impacted commercial real estate markets, but the Company’s real estate portfolios have exhibited minimal problem loan activity and it has experienced no material losses in recent quarters. The majority of the Company’s real estate exposure is owner-occupied, and exposure to non-owner-occupied office property is minimal.
Residential real estate and home equity – the allowance increased due to modest loan growth.
Consumer – the allowance decreased slightly due to lower loan balances.
Economic Outlook
As of March 31, 2025, the most significant economic factors impacting the Company’s loan portfolios are a fragile and weakening domestic growth outlook, impacted by uncertainty surrounding domestic trade policies, elevated inflation and interest rates, along with broadening foreign conflicts and increasing geopolitical instability. The labor market has shown limited signs of softening and questions surrounding the timing and velocity of future interest rate cuts persist. The Company is concerned about the breadth of tariff proposals and their impact on the Company’s markets, and the corresponding increase in downside economic risks. Consumer stressors are increasing and consumer confidence is falling. The Company remains concerned about small businesses’ ability to manage expenses in an environment of broader macro instability and compete for labor, while absorbing the impact of higher interest rates and higher cost of capital. Asset valuations, particularly in the auto and light truck, construction equipment, and medium and heavy duty portfolios, are softening. Restrictive trade policies increase the potential for volatility in asset prices which collateralize our loans. Tightened lending conditions and the higher-rate environment are impacting commercial real estate activity. The forecast considers global and domestic economic impacts from these factors, as well as other key economic factors, such as changes in gross domestic product and unemployment which may impact the Company’s clients. The Company’s assumption is that the forward outlook has deteriorated since its previous analysis, economic growth will weaken during the forecast period over the next two years, with inflation slowly moving back towards the 2% Federal Reserve target rate, resulting in an adverse impact on the loan and lease portfolio.
Although the Company’s current loss estimates consider geopolitical and economic risk, due to the level of uncertainty associated with these and other risk factors, the complexity of the current environment, and the potential for future changes in the forecast, the Company’s future loss estimates may vary considerably from the March 31, 2025 assumptions.
Liability for Credit Losses on Unfunded Loan Commitments
The liability for credit losses inherent in unfunded loan commitments is included in Accrued Expenses and Other Liabilities on the Consolidated Statements of Financial Condition. The following table shows the changes in the liability for credit losses on unfunded loan commitments.

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Balance, beginning of period	$6,985	$8,182
Provision	1,153	882
Balance, end of period	$8,138	$9,064
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

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Direct finance leases:
Interest income on lease receivable	$3,330	$3,439

Operating leases:
Income related to lease payments	$899	$1,671
Depreciation expense	718	1,288
Income related to reimbursements from lessees for personal property tax on operating leased equipment for the three months ended March 31, 2025 and 2024, was $0.11 million and $0.12 million, respectively. Expense related to personal property tax payments on operating leased equipment for the three months ended March 31, 2025 and 2024, was $0.11 million and $0.12 million, respectively.
Note 7 — Mortgage Servicing Rights
The Company recognizes the rights to service residential mortgage loans for others as separate assets, whether the servicing rights are acquired through a separate purchase or through the sale of originated loans with servicing rights retained. The Company allocates a portion of the total proceeds of a mortgage loan to servicing rights based on the relative fair value. The unpaid principal balance of residential mortgage loans serviced for third parties was $766.27 million and $777.81 million at March 31, 2025 and December 31, 2024, respectively.
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
The following table shows changes in the carrying value of MSRs and the associated valuation allowance.

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Mortgage servicing rights:
Balance at beginning of period	$3,436	$3,670
Additions	84	88
Amortization	(176)	(184)
Carrying value before valuation allowance at end of period	3,344	3,574
Valuation allowance:
Balance at beginning of period	—	—
Impairment recoveries	—	—
Balance at end of period	$—	$—
Net carrying value of mortgage servicing rights at end of period	$3,344	$3,574
Fair value of mortgage servicing rights at end of period	$7,718	$8,357
At March 31, 2025 and 2024, the fair value of MSRs exceeded the carrying value reported in the Consolidated Statements of Financial Condition by $4.37 million and $4.78 million, respectively. This difference represents increases in the fair value of certain MSRs that could not be recorded above cost basis.
Mortgage loan contractual servicing fees, including late fees and ancillary income, were $0.59 million and $0.61 million for the three months ended March 31, 2025 and 2024, respectively. Mortgage loan contractual servicing fees are included in Mortgage Banking on the Consolidated Statements of Income.

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
The following table shows financial instruments whose contract amounts represent credit risk.

(Dollars in thousands)	March 31, 2025	December 31, 2024
Amounts of commitments:
Loan commitments to extend credit	$1,378,613	$1,304,735
Standby letters of credit	$23,426	$21,828
Commercial and similar letters of credit	$—	$161
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

The following table shows the amounts of non-hedging derivative financial instruments.

		Asset derivatives		Liability derivatives
(Dollars in thousands)	Notional or contractual amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
March 31, 2025
Interest rate swap contracts	$1,187,136	Other assets	$17,378	Other liabilities	$17,703
Loan commitments	6,675	Mortgages held for sale	200	N/A	—
Forward contracts - mortgage loan	6,000	N/A	—	Mortgages held for sale	8
Total	$1,199,811		$17,578		$17,711

December 31, 2024
Interest rate swap contracts	$1,083,673	Other assets	$16,424	Other liabilities	$16,727
Loan commitments	3,586	Mortgages held for sale	118	N/A	—
Forward contracts - mortgage loan	4,500	Mortgages held for sale	17	N/A	—
Total	$1,091,759		$16,559		$16,727
The following table shows the amounts included in the Consolidated Statements of Income for non-hedging derivative financial instruments.

		Gain (loss)
		Three Months Ended March 31,
(Dollars in thousands)	Statement of Income classification	2025	2024
Interest rate swap contracts	Other expense	$(21)	$27
Interest rate swap contracts	Other income	451	186
Loan commitments	Mortgage banking	82	61
Forward contracts - mortgage loan	Mortgage banking	(25)	8
Total		$487	$282
The following table shows the offsetting of financial assets and derivative assets.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2025
Interest rate swaps	$17,738	$—	$17,738	$—	$4,725	$13,013

December 31, 2024
Interest rate swaps	$16,424	$—	$16,424	$—	$12,615	$3,809

The following table shows the offsetting of financial liabilities and derivative liabilities.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
March 31, 2025
Interest rate swaps	$17,703	$—	$17,703	$—	$—	$17,703
Repurchase agreements	60,025	—	60,025	60,025	—	—
Total	$77,728	$—	$77,728	$60,025	$—	$17,703

December 31, 2024
Interest rate swaps	$16,727	$—	$16,727	$—	$—	$16,727
Repurchase agreements	72,345	—	72,345	72,345	—	—
Total	$89,072	$—	$89,072	$72,345	$—	$16,727
If a default in performance of any obligation of a repurchase agreement occurs, each party will set-off property held in respect of transactions against obligations owing in respect of any other transactions. At March 31, 2025 and December 31, 2024, repurchase agreements had a remaining contractual maturity of $59.98 million and $72.30 million in overnight and $0.05 million and $0.05 million in up to 30 days, respectively and were collateralized by U.S. Treasury and Federal agencies securities.
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
The Company is involved in various entities that are considered to be VIEs. The Company’s investments in VIEs are primarily related to investments promoting affordable housing, community development and renewable energy sources. Some of these tax-advantaged investments support the Company’s regulatory compliance with the Community Reinvestment Act. The Company’s investments in these entities generate a return primarily through the realization of federal and state income tax credits and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These tax credits are recognized as a reduction of tax expense or, for investments qualifying as investment tax credits, as a reduction to the related investment asset. The Company recognized federal and state income tax credits related to its affordable housing and community development tax-advantaged investments in tax expense of $0.95 million and $0.80 million for the three months ended March 31, 2025 and 2024, respectively. The Company also recognized $0.02 million and $5.07 million of investment tax credits for the three months ended March 31, 2025 and 2024, respectively.
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

(Dollars in thousands)	March 31, 2025	December 31, 2024
Investment carrying amount	$62,064	$62,044
Unfunded capital and other commitments	45,114	52,806
Maximum exposure to loss	77,031	74,242
The Company is required to consolidate VIEs in which it has concluded it has significant involvement and the ability to direct the activities that impact the entity’s economic performance. The Company is the managing general partner of entities in which it shares interest in tax-advantaged investments with a third party. At March 31, 2025, and December 31, 2024, approximately $65.57 million and $78.20 million, respectively, of the Company’s assets and $0.00 million and $0.00 million, respectively, of its liabilities included on the Consolidated Statements of Financial Condition were related to tax-advantaged investment VIEs which the Company has consolidated. The assets of the consolidated VIEs are reported in Other Assets, the liabilities are reported in Other Liabilities, and the non-controlling interest is reported in Equity on the Consolidated Statements of Financial Condition. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIE do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIE is generally limited to the carrying value of its variable interest plus any related tax credits previously recognized.
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
The following table shows subordinated notes at March 31, 2025.

(Dollars in thousands)	Amount of Subordinated Notes	Interest Rate	Maturity Date
June 2007 issuance (1)	$41,238	7.22%	6/15/2037
August 2007 issuance (2)	17,526	6.04%	9/15/2037
Total	$58,764

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
Stock options, where the exercise price was greater than the average market price of the common shares, were excluded from the computation of diluted earnings per common share because the result would have been antidilutive. There were no stock options outstanding as of March 31, 2025 and 2024.
The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended March 31,
(Dollars in thousands - except per share amounts)	2025	2024
Distributed earnings allocated to common stock	$8,837	$8,309
Undistributed earnings allocated to common stock	28,366	20,870
Net earnings allocated to common stock	37,203	29,179
Net earnings allocated to participating securities	317	276
Net income allocated to common stock and participating securities	$37,520	$29,455

Weighted average shares outstanding for basic earnings per common share	24,546,819	24,459,088
Dilutive effect of stock compensation	—	—
Weighted average shares outstanding for diluted earnings per common share	24,546,819	24,459,088

Basic earnings per common share	$1.52	$1.19
Diluted earnings per common share	$1.52	$1.19

Note 12 — Stock Based Compensation
As of March 31, 2025, the Company had four active stock-based employee compensation plans, which are more fully described in Note 16 of the Consolidated Financial Statements in 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2024. These plans include three executive stock award plans, the Executive Incentive Plan (EIP), the Restricted Stock Award Plan (RSAP), the Strategic Deployment Incentive Plan (SDP); and the Employee Stock Purchase Plan (ESPP). The 2011 Stock Option Plan was approved by the shareholders on April 21, 2011, but the Company had not made any grants through March 31, 2025.
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
Total fair value of options vested and expensed was zero for the three months ended March 31, 2025 and 2024. As of March 31, 2025 and 2024 there were no outstanding stock options. There were no stock options exercised during the three months ended March 31, 2025 and 2024. All shares issued in connection with stock option exercises are issued from available treasury stock.
As of March 31, 2025, there was $12.58 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 3.45 years.

Note 13 — Accumulated Other Comprehensive Loss
The following table presents reclassifications out of accumulated other comprehensive income (loss) related to unrealized gains and losses on available-for-sale securities.

	Three Months Ended March 31,		Affected Line Item in the Consolidated Statements of Income
(Dollars in thousands)	2025	2024
Realized losses included in net income	$—	$—	Losses on investment securities available-for-sale
	—	—	Income before income taxes
Tax effect	—	—	Income tax expense
Net of tax	$—	$—	Net income

Note 14 — Income Taxes
The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized was zero at March 31, 2025 and December 31, 2024. Interest and penalties are recognized through the income tax provision. For the three months ended March 31, 2025, the Company recognized the receipt of a one-time $0.74 million after-tax interest payment on federal tax refunds from tax credit carrybacks and no penalties. For the three months ended March 31, 2025 and 2024, the Company recognized no interest expense or penalties. There were no accrued interest and penalties at March 31, 2025 and December 31, 2024.
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
The Company elected fair value accounting for mortgages held for sale and for its best-efforts forward sales commitments. The Company economically hedges its mortgages held for sale at the time the interest rate locks are issued to the customers. The Company believes the election for mortgages held for sale will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives or best-best efforts forward sales commitments. At March 31, 2025 and December 31, 2024, all mortgages held for sale were carried at fair value.

The following table shows the differences between the fair value carrying amount of mortgages held for sale measured at fair value and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity.

(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Excess of fair value carrying amount over (under) unpaid principal
March 31, 2025
Mortgages held for sale reported at fair value	$2,305	$2,041	$264	(1)

December 31, 2024
Mortgages held for sale reported at fair value	$2,569	$2,343	$226	(1)

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
The following table shows the balance of assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2025
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$411,627	$314,689	$—	$726,316
U.S. States and political subdivisions securities	—	87,403	958	88,361
Mortgage-backed securities — Federal agencies	—	687,200	—	687,200
Total debt securities available-for-sale	411,627	1,089,292	958	1,501,877
Mortgages held for sale	—	2,305	—	2,305
Accrued income and other assets (interest rate swap agreements)	—	17,738	—	17,738
Total	$411,627	$1,109,335	$958	$1,521,920

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$17,703	$—	$17,703
Total	$—	$17,703	$—	$17,703

December 31, 2024
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$446,021	$311,728	$—	$757,749
U.S. States and political subdivisions securities	—	81,600	1,032	82,632
Mortgage-backed securities — Federal agencies	—	695,918	—	695,918
Total debt securities available-for-sale	446,021	1,089,246	1,032	1,536,299
Mortgages held for sale	—	2,569	—	2,569
Accrued income and other assets (interest rate swap agreements)	—	16,424	—	16,424
Total	$446,021	$1,108,239	$1,032	$1,555,292

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$16,727	$—	$16,727
Total	$—	$16,727	$—	$16,727

The following table shows changes in Level 3 assets measured at fair value on a recurring basis for the quarter ended March 31, 2025 and 2024.

(Dollars in thousands)	U.S. States and political subdivisions securities
Beginning balance January 1, 2025	$1,032
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income (loss)	16
Purchases	—
Issuances	—
Sales	—
Settlements	—
Maturities	(90)
Transfers into Level 3	—
Transfers out of Level 3	—
Ending balance March 31, 2025	$958

Beginning balance January 1, 2024	$1,161
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income (loss)	63
Purchases	—
Issuances	—
Sales	—
Settlements	—
Maturities	(180)
Transfers into Level 3	—
Transfers out of Level 3	—
Ending balance March 31, 2024	$1,044
There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2025 or 2024.
The following table shows the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a recurring basis.

(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
March 31, 2025
Debt securities available-for sale
Direct placement municipal securities	$958	Discounted cash flows	Credit spread assumption	3.60% - 4.25%	3.97%

December 31, 2024
Debt securities available-for sale
Direct placement municipal securities	$1,032	Discounted cash flows	Credit spread assumption	1.15% - 4.59%	3.96%
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
For assets measured at fair value on a nonrecurring basis, the following represents impairment charges (recoveries) recognized on these assets during the quarter ended March 31, 2025: collateral-dependent impaired loans - $0.01 million; mortgage servicing rights - $0.00 million; repossessions - $0.00 million; and other real estate - $0.00 million.

The following table shows the carrying value of assets measured at fair value on a non-recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2025
Collateral-dependent impaired loans	$—	$—	$11,729	$11,729
Accrued income and other assets (mortgage servicing rights)	—	—	3,344	3,344
Accrued income and other assets (repossessions)	—	—	2,410	2,410
Total	$—	$—	$17,483	$17,483

December 31, 2024
Collateral-dependent impaired loans	$—	$—	$725	$725
Accrued income and other assets (mortgage servicing rights)	—	—	3,436	3,436
Accrued income and other assets (repossessions)	—	—	155	155
Accrued income and other assets (other real estate)	—	—	460	460
Total	$—	$—	$4,776	$4,776
The following table below shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a non-recurring basis.

(Dollars in thousands)	Carrying Value	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
March 31, 2025
Collateral-dependent impaired loans	$11,729	$11,729	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	10% - 30%	11.5%

Mortgage servicing rights	3,344	7,718	Discounted cash flows	Constant prepayment rate (CPR)	5.4% - 25.5%	6.5%
				Discount rate	11.0% - 13.0%	11.2%

Repossessions	2,410	2,485	Appraisals, trade publications and auction values	Discount for lack of marketability	0% - 57%	3%

December 31, 2024
Collateral-dependent impaired loans	$725	$725	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	25% - 30%	28.0%

Mortgage servicing rights	3,436	7,480	Discounted cash flows	Constant prepayment rate (CPR)	7.6% - 23.0%	7.6%
				Discount rate	11.1% - 13.1%	11.3%

Repossessions	155	170	Appraisals, trade publications and auction values	Discount for lack of marketability	0% - 10%	9%

Other real estate	460	500	Appraisals	Discount for lack of marketability	0% - 8%	8%
GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.

The following table shows the fair values of the Company’s financial instruments.

(Dollars in thousands)	Carrying or Contract Value	Fair Value	Level 1	Level 2	Level 3
March 31, 2025
Assets:
Cash and due from banks	$87,816	$87,816	$87,816	$—	$—
Federal funds sold and interest bearing deposits with other banks	135,003	135,003	135,003	—	—
Investment securities, available-for-sale	1,501,877	1,501,877	411,627	1,089,292	958
Other investments	23,855	23,855	23,855	—	—
Mortgages held for sale	2,305	2,305	—	2,305	—
Loans and leases, net of allowance for loan and lease losses	6,705,923	6,650,935	—	—	6,650,935
Mortgage servicing rights	3,344	7,718	—	—	7,718
Accrued interest receivable	31,459	31,459	—	31,459	—
Interest rate swaps	17,738	17,738	—	17,738	—
Liabilities:
Deposits	$7,417,765	$7,413,675	$5,495,039	$1,918,636	$—
Short-term borrowings	61,177	61,177	61,130	47	—
Long-term debt and mandatorily redeemable securities	41,210	40,932	—	40,932	—
Subordinated notes	58,764	56,906	—	56,906	—
Accrued interest payable	29,739	29,739	—	29,739	—
Interest rate swaps	17,703	17,703	—	17,703	—
Off-balance-sheet instruments *	—	140	—	140	—

December 31, 2024
Assets:
Cash and due from banks	$76,837	$76,837	$76,837	$—	$—
Federal funds sold and interest bearing deposits with other banks	47,989	47,989	47,989	—	—
Investment securities, available-for-sale	1,536,299	1,536,299	446,021	1,089,246	1,032
Other investments	23,855	23,855	23,855	—	—
Mortgages held for sale	2,569	2,569	—	2,569	—
Loans and leases, net of allowance for loan and lease losses	6,699,268	6,608,109	—	—	6,608,109
Mortgage servicing rights	3,436	7,480	—	—	7,480
Accrued interest receivable	32,790	32,790	—	32,790	—
Interest rate swaps	16,424	16,424	—	16,424	—
Liabilities:
Deposits	$7,230,035	$7,226,239	$5,440,309	$1,785,930	$—
Short-term borrowings	249,198	249,198	74,198	175,000	—
Long-term debt and mandatorily redeemable securities	39,156	38,784	—	38,784	—
Subordinated notes	58,764	56,903	—	56,903	—
Accrued interest payable	36,494	36,494	—	36,494	—
Interest rate swaps	16,727	16,727	—	16,727	—
Off-balance-sheet instruments *	—	144	—	144	—

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

Note 16 — Segment Information
The Company has one reportable operating segment, commercial banking. While our chief operating decision maker monitors revenue streams of various products and services, the identifiable segments’ operations are managed, and financial performance is evaluated on a company-wide basis. The commercial banking segment provides a broad array of financial products and services including commercial and consumer banking services, trust and wealth advisory services, and insurance to individual and business clients through most of its 78 banking center locations in 18 counties in Indiana and Michigan and Sarasota County in Florida.
The accounting policies of the commercial banking segment are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2024. The chief operating decision maker assesses performance for the commercial banking segment and decides how to allocate resources based on net income available to common shareholders which is also reported on the Consolidated Statements of Income as net income available to common shareholders. The measure of segment assets is reported on the Consolidated Statements of Financial Condition as total assets.
The chief operating decision maker uses net income available to common shareholders to evaluate income generated from segment assets in deciding whether to reinvest profits into the commercial banking segment or to pay dividends or fund acquisitions. Net income available to common shareholders is also used by the chief operating decision maker to monitor budget versus actual results. Net income available to common shareholders as well as other common company-wide financial performance and credit quality metrics such as earnings per common share and net interest margin, among others, are used for competitive analysis by benchmarking to the Company’s competitors as well as used in assessing the performance of the segment and for establishing management’s compensation. See the Consolidated Statements of Financial Condition, the Consolidated Statements of Income, the Consolidated Statements of Comprehensive Income (Loss), the Consolidated Statements of Shareholders’ Equity, and the Consolidated Statements of Cash Flows.
The Company’s chief operating decision maker is the Strategic Deployment Committee which includes the Chairman of the Board and Chief Executive Officer, the President, the Chief Financial Officer, and several Group/Division Heads that report directly to the Chief Executive Officer or President.
ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis is presented to provide information concerning 1st Source Corporation and its subsidiaries’ (collectively referred to as “the Company”, “we”, and “our”) financial condition as of March 31, 2025, as compared to December 31, 2024, and the results of operations for the three months ended March 31, 2025 and 2024. This discussion and analysis should be read in conjunction with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2024 Annual Report.
Except for historical information contained herein, the matters discussed in this document express “forward-looking statements.” Generally, the words “believe,” “contemplate,” “seek,” “plan,” “possible,” “assume,” “hope,” “expect,” “intend,” “targeted,” “continue,” “remain,” “estimate,” “anticipate,” “project,” “will,” “should,” “indicate,” “would,” “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Those statements, including statements, projections, estimates or assumptions concerning future events or performance, and other statements that are other than statements of historical fact, are subject to material risks and uncertainties. We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. We may make other written or oral forward-looking statements from time to time. Readers are advised that various important factors could cause our actual results or circumstances for future periods to differ materially from those anticipated or projected in such forward-looking statements. Such factors include, but are not limited to, changes in law, regulations or GAAP; our competitive position within the markets we serve; increasing consolidation within the banking industry; unforeseen changes in interest rates; unforeseen changes in loan prepayment assumptions; unforeseen downturns in or major events affecting the local, regional or national economies or the industries in which we have credit concentrations; potential impacts of epidemics, pandemics or other infectious disease outbreaks; and other matters discussed in our filings with the SEC, including our Annual Report on Form 10-K  for 2024, which filings are available from the SEC. We undertake no obligation to publicly update or revise any forward-looking statements.

FINANCIAL CONDITION
Our total assets at March 31, 2025 were $8.96 billion, an increase of $31.18 million or 0.35% from December 31, 2024. Total investment securities available-for-sale were $1.50 billion, a decrease of $34.42 million or 2.24% from December 31, 2024. The largest contributor to the decrease in investment securities available-for-sale was expected redemptions. Federal funds sold and interest bearing deposits with other banks were $135.00 million, an increase of $87.01 million or 181.32% from December 31, 2024. The increase in federal funds sold and interest bearing deposits with other banks was due to higher interest bearing deposits at other banks as a result of growth in deposit balances and the expected maturities of investment securities.
Total loans and leases were $6.86 billion, an increase of $8.59 million or 0.13% from December 31, 2024. The largest contributors to the increase in loans and leases was growth in the renewable energy, commercial real estate, residential real estate and home equity, and auto and light truck portfolios, offset by decreases in the construction equipment, consumer, and aircraft portfolios. Our foreign loan and lease balances, all denominated in U.S. dollars were $299.00 million and $301.18 million as of March 31, 2025 and December 31, 2024, respectively. Foreign loans and leases are in aircraft financing. Loan and lease balances to borrowers in Brazil and Mexico were $133.26 million and $136.55 million as of March 31, 2025, respectively, compared to $129.12 million and $145.85 million as of December 31, 2024, respectively. As of March 31, 2025 and December 31, 2024, there was not a significant concentration in any other country.
Equipment owned under operating leases was $9.86 million, a decrease of $1.62 million, or 14.10% compared to December 31, 2024. The largest contributors to the decrease in equipment owned under operating leases was reduced leasing volume primarily due to a change in customer preferences and continued competitive pricing pressure for new business.
Total deposits were $7.42 billion, an increase of $187.73 million or 2.60% from the end of 2024. The largest contributors to the increase in total deposits was higher savings and time deposits offset by lower interest-bearing demand deposits. Rate competition for deposits persisted during the first quarter across our footprint from various sources, including traditional bank and credit union competitors, money market funds, bond markets, and other non-bank alternatives.
Short-term borrowings were $61.18 million, a decrease of $188.02 million or 75.45% from December 31, 2024, due primarily to the maturity and pay off of $100 million in borrowings from the Federal Reserve’s Bank Term Funding Program and pay downs of short-term FHLB borrowings. Long-term debt and mandatorily redeemable securities were $41.21 million, an increase of $2.05 million or 5.25% from December 31, 2024, due primarily to an increase in mandatorily redeemable securities. Accrued expenses and other liabilities were $163.66 million, a decrease of $9.62 million or 5.55% from December 31, 2024, mainly due to decreased accrued interest payable, annual incentive-related payments to employees, and decreased unfunded partnership commitments offset by an increase in accounts payable and the reserve for unfunded commitments.
The following table shows accrued income and other assets.

(Dollars in thousands)	March 31, 2025	December 31, 2024
Accrued income and other assets:
Bank owned life insurance cash surrender value	$87,073	$86,396
Operating lease right of use assets	20,400	21,076
Accrued interest receivable	31,459	32,790
Mortgage servicing rights	3,344	3,436
Other real estate	—	460
Repossessions	2,410	155
Partnership investments carrying amount	127,633	140,244
Deferred tax assets	50,344	55,543
All other assets	35,135	56,185
Total accrued income and other assets	$357,798	$396,285
The largest contributors to the decrease in accrued income and other assets from December 31, 2024 were decreases in accounts receivable, partnership investments, and deferred tax assets offset by increased repossessions.

CAPITAL
As of March 31, 2025, total shareholders’ equity was $1.16 billion, up $50.39 million, or 4.54% from the $1.11 billion at December 31, 2024. In addition to net income of $37.52 million, other significant changes in shareholders’ equity during the first three months of 2025 included $8.87 million of dividends paid. The accumulated other comprehensive loss component of shareholders’ equity decreased to $67.88 million at March 31, 2025, compared to $87.23 million at December 31, 2024, due to changes in market conditions on our available-for-sale investment portfolio. Our shareholders’ equity-to-assets ratio was 12.96% as of March 31, 2025, compared to 12.44% at December 31, 2024. Book value per common share increased to $47.29 at March 31, 2025, from $45.31 at December 31, 2024, primarily due to increased retained earnings and decreased accumulated other comprehensive losses.
We declared and paid cash dividends per common share of $0.36 during the first quarter of 2025. The trailing four quarters dividend payout ratio, representing cash dividends per common share divided by diluted earnings per common share, was 24.96%. The dividend payout is continually reviewed by management and the Board of Directors subject to the Company’s capital and dividend policy.
The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations.
The actual capital amounts and ratios of 1st Source Corporation and 1st Source Bank as of March 31, 2025, remained at their historically strong and conservative levels and are presented in the table below.

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$1,364,487	17.46%	$625,215	8.00%	$820,594	10.50%	$781,518	10.00%
1st Source Bank	1,258,381	16.10	625,236	8.00	820,623	10.50	781,545	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	1,265,959	16.20	468,911	6.00	664,290	8.50	625,215	8.00
1st Source Bank	1,159,849	14.84	468,927	6.00	664,314	8.50	625,236	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	1,149,876	14.71	351,683	4.50	547,063	7.00	507,987	6.50
1st Source Bank	1,100,766	14.08	351,695	4.50	547,082	7.00	508,005	6.50
Tier 1 Capital (to Average Assets):
1st Source Corporation	1,265,959	14.23	355,935	4.00	N/A	N/A	444,918	5.00
1st Source Bank	1,159,849	13.04	355,830	4.00	N/A	N/A	444,788	5.00
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

We maintain prudent strategies to support a strong liquidity position. The following table represents our sources of liquidity as of March 31, 2025.

(Dollars in thousands)	Available
Internal Sources
Unencumbered securities	$1,260,997
External Sources
FHLB advances(1)	607,914
FRB borrowings	406,957
Fed funds purchased(2)	410,000
Brokered deposits(3)	310,934
Listing services deposits(3)	447,564
Total liquidity	$3,444,366
% of Total deposits net brokered and listing services certificates of deposit	50.41%
(1) Availability is shown net of required stock purchases under the FHLB activity-based stock ownership requirement, which is currently 4.50%, and may vary
(2) Availability contingent on correspondent bank approvals at time of borrowing
(3) Availability contingent on internal borrowing guidelines
External sources as listed in the table above are managed to approved guidelines by our Board of Directors. Total net available liquidity was $3.44 billion at March 31, 2025, which accounted for approximately 50% of total deposits net of brokered and listing services certificates of deposit.
Our loan to asset ratio was 76.57% at March 31, 2025 compared to 76.74% at December 31, 2024 and 75.71% at March 31, 2024. Cash and cash equivalents totaled $222.82 million at March 31, 2025 compared to $124.83 million at December 31, 2024 and $80.91 million at March 31, 2024. The increase in cash and cash equivalents was primarily due to an increase in deposits and the expected redemptions of investment securities available-for-sale. At March 31, 2025, the Consolidated Statements of Financial Condition was rate sensitive by $442.12 million more liabilities than assets scheduled to reprice within one year, or approximately 0.90%. Management believes that the present funding sources provide adequate liquidity to meet our cash flow needs.
Under Indiana law governing the collateralization of public fund deposits, the Indiana Board of Depositories determines which financial institutions are required to pledge collateral based on the strength of their financial ratings. We have been informed that no collateral is required for our public fund deposits. However, the Board of Depositories could alter this requirement in the future and adversely impact our liquidity. Our potential liquidity exposure if we must pledge collateral is approximately $1.28 billion.
RESULTS OF OPERATIONS
Net income available to common shareholders for the three month period ended March 31, 2025 was $37.52 million compared to $29.46 million for the same period in 2024. Diluted net income per common share was $1.52 for the three month period ended March 31, 2025, compared to $1.19 earned for the same period in 2024. Return on average common shareholders’ equity was 13.33% for the three months ended March 31, 2025, compared to 11.77% in 2024. The return on total average assets was 1.72% for the three months ended March 31, 2025, compared to 1.37% in 2024.
Net income increased for the three months ended March 31, 2025, compared to the first three months of 2024. Net interest income and noninterest income increased and the provision for credit losses decreased offset partially by an increase in noninterest expense. Details of the changes in the various components of net income are discussed further below.

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
DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL

				Three Months Ended
	March 31, 2025			December 31, 2024			March 31, 2024
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
ASSETS
Investment securities available-for-sale:
Taxable	$1,488,005	$8,153	2.22%	$1,548,340	$7,621	1.96%	$1,576,579	$6,079	1.55%
Tax exempt(1)	31,172	349	4.54%	31,676	350	4.40%	31,515	327	4.17%
Mortgages held for sale	2,409	39	6.57%	3,159	52	6.55%	1,830	34	7.47%
Loans and leases, net of unearned discount(1)	6,798,952	113,596	6.78%	6,676,421	113,852	6.78%	6,504,069	109,249	6.76%
Other investments	114,252	1,314	4.66%	118,468	1,425	4.79%	68,172	927	5.47%
Total earning assets(1)	8,434,790	123,451	5.94%	8,378,064	123,300	5.85%	8,182,165	116,616	5.73%
Cash and due from banks	64,009			74,243			61,889
Allowance for loan and lease losses	(157,318)			(153,798)			(148,982)
Other assets	514,797			525,955			557,072
Total assets	$8,856,278			$8,824,464			$8,652,144

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$5,745,134	$39,846	2.81%	$5,506,501	$40,221	2.91%	$5,394,854	$39,744	2.96%
Short-term borrowings:
Securities sold under agreements to repurchase	58,232	104	0.72%	67,697	176	1.03%	47,973	47	0.39%
Other short-term borrowings	18,450	128	2.81%	169,133	2,031	4.78%	234,672	3,055	5.24%
Subordinated notes	58,764	1,014	7.00%	58,764	1,041	7.05%	58,764	1,061	7.26%
Long-term debt and mandatorily redeemable securities	39,675	1,274	13.02%	39,001	315	3.21%	47,217	646	5.50%
Total interest-bearing liabilities	5,920,255	42,366	2.90%	5,841,096	43,784	2.98%	5,783,480	44,553	3.10%
Noninterest-bearing deposits	1,588,408			1,639,648			1,616,251
Other liabilities	139,379			157,383			167,759
Shareholders’ equity	1,141,922			1,115,473			1,006,286
Noncontrolling interests	66,314			70,864			78,368
Total liabilities and equity	$8,856,278			$8,824,464			$8,652,144
Less: Fully tax-equivalent adjustments		(147)			(150)			(148)
Net interest income/margin (GAAP-derived)(1)		$80,938	3.89%		$79,366	3.77%		$71,915	3.54%
Fully tax-equivalent adjustments		147			150			148
Net interest income/margin - FTE(1)		$81,085	3.90%		$79,516	3.78%		$72,063	3.54%

(1) See “Reconciliation of Non-GAAP Financial Measures” at the end of this section for additional information on this performance measure/ratio.
Quarter Ended March 31, 2025 compared to the Quarter Ended March 31, 2024
The taxable-equivalent net interest income for the three months ended March 31, 2025 was $81.09 million, an increase of 12.52% over the same period in 2024. The net interest margin on a fully taxable-equivalent basis was 3.90% for the three months ended March 31, 2025, compared to 3.54% for the three months ended March 31, 2024.
During the three month period ended March 31, 2025, average earning assets increased $252.63 million, up 3.09% over the comparable period in 2024. Average interest-bearing liabilities increased $136.78 million or 2.36%. The yield on average earning assets increased 21 basis points to 5.94% from 5.73% at March 31, 2024, primarily due to higher loan and lease average balances and higher rates on investment securities. Total cost of average interest-bearing liabilities decreased 20 basis points to 2.90% from 3.10% as a result of lower rates on interest-bearing deposits and other short-term borrowings. The result to the tax-equivalent net interest margin, or the ratio of tax-equivalent net interest income to average earning assets, was an increase of 36 basis points.

The largest contributors to the improved yield on average earning assets for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was an increase in average loan and lease balances and higher rates on investments securities offset by lower rates on other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank (FHLB) stock and commercial paper. The yield on loans and leases grew two basis points, mainly from higher net interest recoveries. Average loans and leases increased $294.88 million or 4.53%, primarily in the commercial real estate, construction equipment, and renewable energy portfolios. Net interest recoveries positively contributed nine basis points to the yield on average loans and leases during the quarter and seven basis points to the average loans and leases yield during the prior year first quarter. Average investment securities decreased $88.92 million or 5.53%, due to the expected redemption of securities used partially to pay down short-term borrowings. Average other investments, primarily held at the Federal Reserve Bank, increased $46.08 million or 67.59%.
Average interest-bearing deposits increased $350.28 million, or 6.49% for the first quarter of 2025 over the same period in 2024 primarily in time, savings, and interest-bearing demand deposits. The effective rate on average interest-bearing deposits decreased 15 basis points to 2.81% from 2.96%, primarily as a result of Fed rate cuts during the second half of 2024. Average noninterest-bearing deposits declined $27.84 million or 1.72% for the first quarter of 2025 over the same period in 2024, largely due to greater utilization of excess funds by our business customers, and a heightened rate sensitivity in our customer base given the overall level of market yields.
Average short-term borrowings decreased $205.96 million or 72.87% for the first quarter of 2025 compared to the same period in 2024. Interest on short-term borrowings decreased 315 basis points due to the maturity and pay off of $100 million in borrowings from the Federal Reserve’s Bank Term Funding Program and lower short-term FHLB borrowings. Interest on subordinated notes decreased 26 basis points during the first quarter of 2025 from the same period a year ago due to a variable rate decrease on one tranche. Average long-term debt and mandatorily redeemable securities balances decreased $7.54 million or 15.97%, primarily from the maturity of long-term debt. Interest on long-term debt and mandatorily redeemable securities increased 752 basis points during the first quarter of 2025 from the same period in 2024, primarily due to higher imputed interest on mandatorily redeemable securities from a larger increase in book value per share during the quarter compared to the previous year’s first quarter. Mandatorily redeemable securities are issued under the terms of one of our executive incentive compensation plans and are settled based on book value per share with changes from the previous reporting date recorded as interest expense.

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

		Three Months Ended
		March 31,	December 31,	March 31,
(Dollars in thousands)		2025	2024	2024
Calculation of Net Interest Margin
(A)	Interest income (GAAP)	$123,304	$123,150	$116,468
	Fully tax-equivalent adjustments:
(B)	- Loans and leases	75	78	81
(C)	- Tax-exempt investment securities	72	72	67
(D)	Interest income - FTE (A+B+C)	123,451	123,300	116,616
(E)	Interest expense (GAAP)	42,366	43,784	44,553
(F)	Net interest income (GAAP) (A–E)	80,938	79,366	71,915
(G)	Net interest income - FTE (D–E)	81,085	79,516	72,063
(H)	Annualization factor	4.056	3.978	4.022
(I)	Total earning assets	$8,434,790	$8,378,064	$8,182,165
	Net interest margin (GAAP-derived) (F*H)/I	3.89%	3.77%	3.54%
	Net interest margin - FTE (G*H)/I	3.90%	3.78%	3.54%

PROVISION AND ALLOWANCE FOR CREDIT LOSSES
The provision for credit losses for the three months ended March 31, 2025, was $3.27 million compared to $7.48 million during the three months ended March 31, 2024. Net charge-offs of $0.18 million or 0.01% of average loans and leases were recorded for the first quarter of 2025, compared to net charge-offs of $6.12 million or 0.38% of average loans and leases for the same quarter a year ago. Net charge-offs recognized during the quarter were modest, principally distributed between the construction equipment, consumer, and commercial and agricultural portfolios and largely offset by net recoveries in our auto and light truck and aircraft portfolios.
The provision for credit losses for the three months ended March 31, 2025, was driven by an accretive change in the forecast adjustment due to a weakened forward economic outlook with increased uncertainty and downside risks, partially offset by a decline in special attention outstandings which carry higher reserves, most notably in the auto and light truck portfolio due to defleeting activity. Risks include an unpredictable trade environment, a weakened domestic GDP outlook, heightened geopolitical instability, continued tight credit conditions, limited softening in the labor market, and continued elevated levels of inflation and interest rates. We remain concerned about the potential risks in our small business portfolio, as domestic trade proposals increase the potential for pricing instability and shifting demand dynamics which may impact our customers. Clients in our auto and light truck portfolio are experiencing softening rental rates and pockets of excess fleet inventory. The potential for pricing volatility may impact clients in multiple portfolios which operate under long-term contracts that can often lack adequate cost escalators. Consumers remain under stress and economic imbalances are prevalent as rising consumer costs have tended to outpace income growth. Impairment reserves for assets individually evaluated total $0.64 million this quarter, consisting of accounts in our aircraft, construction equipment, and auto and light truck portfolios.
We continually evaluate risks which may impact our loan portfolios. Such risks include a weakened economic outlook and increased uncertainty fueled by proposed significant changes in domestic trade policy, ongoing conflicts around the world with the potential to impact commodity prices and shipping routes, and the Federal Reserve’s challenge of maintaining full employment, while balancing inflation and interest rate concerns in an effort to maintain overall economic stability. The possibility for a downside economic scenario is heightened as disruptive trade policy, geopolitical uncertainty, and fragile growth prospects raise the potential for adverse impacts in the domestic and global economies. The potential for trade disruption increases asset price volatility and higher interest rates apply downward pressure to asset values which collateralize our loans. Credit market conditions remain tightened, and uncertainty has increased. The growth outlook in the U.S. has weakened and is susceptible to disruption caused by global conflicts and an environment of heightened instability. Our domestic political environment is fraught with uncompromising partisanship. Political discord and corruption scandals are also an ever-present threat in our Latin American markets. Globally, there is an ongoing threat of terrorism.
Our aircraft portfolio exhibits collateral concentration and contains $299 million of foreign exposure at March 31, 2025, the majority of which is in Mexico and Brazil. We review political and economic data for these countries on a regular basis to assess the impact the environment may have on our customers. We have recognized minimal credit losses in recent years in the aircraft portfolio. However, historically, we have experienced brief periods of volatile and unanticipated losses in both the foreign and domestic aircraft segments. Losses have been primarily attributable to unexpected declines in the value of specific aircraft collateral at a time when the borrower is experiencing financial difficulties. We review and assess aircraft values on an ongoing basis and use a tiered approach to establish advance rates and amortization schedules to limit collateral exposure. We continually monitor individual customer performance and assess risks in the overall portfolio.

On March 31, 2025, 30 day and over loan and lease delinquency as a percentage of loan and lease balances was 0.09%, compared to 0.08% on March 31, 2024. The allowance for loan and lease losses as a percentage of loans and leases outstanding at the end of the period was 2.29% compared to 2.26% one year ago. A summary of loan and lease loss experience during the three months ended March 31, 2025 and 2024 is located in Note 5 of the Consolidated Financial Statements.
NONPERFORMING ASSETS
The following table shows nonperforming assets.

(Dollars in thousands)	March 31, 2025	December 31, 2024	March 31, 2024
Loans and leases past due 90 days or more	$122	$106	$26
Nonaccrual loans and leases	40,540	30,613	22,097
Other real estate	—	460	—
Repossessions	2,410	155	308
Total nonperforming assets	$43,072	$31,334	$22,431
Nonperforming assets to loans and leases, net of unearned discount	0.63%	0.46%	0.34%
Nonperforming assets totaled $43.07 million at March 31, 2025, an increase of 37.46% from the $31.33 million reported at December 31, 2024, and a 92.02% increase from the $22.43 million reported at March 31, 2024. The increase in nonperforming assets during the first three months of 2025 was primarily related to higher nonaccrual loans and leases and repossessions. The increase in nonperforming assets as of March 31, 2025 from March 31, 2024, was also related to an increase in nonaccrual loans and leases and repossessions. There were no properties held in other real estate as of March 31, 2025.
The increase in nonaccrual loans and leases at March 31, 2025 from December 31, 2024, was predominantly in our auto and light truck portfolio as a large account was transferred to nonaccrual status during the quarter along with modest increases in our aircraft and commercial and agricultural portfolios. A summary of nonaccrual loans and leases and past due aging for the period ended March 31, 2025, and December 31, 2024, is located in Note 4 of the Consolidated Financial Statements.
Repossessions consisted primarily of a loan relationship in the construction equipment portfolio, coupled with minimal amounts in our auto and light truck, commercial and agricultural, and consumer portfolios at March 31, 2025. At the time of repossession, the recorded amount of the loan or lease is written down to the fair value of the equipment or vehicle by a charge to the allowance for loan and lease losses or other income, if a positive adjustment, unless the equipment is in the process of immediate sale. Any subsequent fair value write-downs or write-ups, to the extent of previous write-downs, are included in noninterest expense.
The following table shows a summary of repossessions and other real estate.

(Dollars in thousands)	March 31, 2025	December 31, 2024	March 31, 2024
Commercial and agricultural	$10	$—	$—
Renewable energy	—	—	—
Auto and light truck	221	—	70
Medium and heavy duty truck	—	—	—
Aircraft	—	—	—
Construction equipment	2,134	594	191
Commercial real estate	—	—	—
Residential real estate and home equity	—	—	—
Consumer	45	21	47
Total	$2,410	$615	$308
For financial statement purposes, nonaccrual loans and leases are included in loan and lease outstandings, whereas repossessions and other real estate are included in other assets.

NONINTEREST INCOME
The following table shows the details of noninterest income.

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024	$ Change	% Change
Noninterest income:
Trust and wealth advisory	$6,666	$6,287	379	6.03%
Service charges on deposit accounts	3,071	3,070	1	0.03%
Debit card	4,149	4,201	(52)	(1.24)%
Mortgage banking	853	950	(97)	(10.21)%
Insurance commissions	2,440	1,776	664	37.39%
Equipment rental	899	1,671	(772)	(46.20)%
Other	5,025	4,201	824	19.61%
Total noninterest income	$23,103	$22,156	947	4.27%
NM = Not Meaningful
Trust and wealth advisory fees (which include investment management fees, estate administration fees, mutual fund fees, annuity fees, and fiduciary fees) increased during the three months ended March 31, 2025, compared with the same period a year ago. Trust and wealth advisory fees are largely based the number and size of client relationships and the market value of assets under management. The market value of trust assets under management at March 31, 2025, December 31, 2024, and March 31, 2024, was $5.93 billion, $5.97 billion, and $5.71 billion, respectively. Negative equity market returns during the first quarter of 2025 resulted in a decrease in assets under management compared to December 31, 2024.
Service charges on deposit accounts remained flat for the comparable period in 2024.
Debit card income decreased during the three months ended March 31, 2025, compared to the same period a year ago. The decrease during the first quarter was due to shifts in both client transaction behavior and the networks over which those merchants are routing transactions.

Mortgage banking income decreased during the three months ended March 31, 2025, compared to the same period in 2024. The decrease was primarily a result of lower production of loans originated for the secondary market along with a reduction in servicing fees resulting from fewer loans being serviced for others.
Insurance commissions increased during the three months ended March 31, 2025, compared to the same period a year ago. The increase was mainly due to increased contingent commissions received.
Equipment rental income decreased for the three months ended March 31, 2025, over the comparable period in 2024. The decline was the result of a reduction in the average equipment rental portfolio by 47.28% over the same period a year ago, due to changing customer preferences and competitive pricing pressures for new business.
Other income increased for the three months ended March 31, 2025, compared to the same period in 2024. The increase was primarily the result of increased partnership investment gains on sale of renewable energy tax equity investments, customer interest rate swap fees, and higher brokerage and commission fees.

NONINTEREST EXPENSE
The following table shows the details of noninterest expense.

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$32,115	$29,572	$2,543	8.60%
Net occupancy	3,224	2,996	228	7.61%
Furniture and equipment	1,347	1,149	198	17.23%
Data processing	7,291	6,500	791	12.17%
Depreciation – leased equipment	718	1,288	(570)	(44.25)%
Professional fees	1,668	1,345	323	24.01%
FDIC and other insurance	1,440	1,657	(217)	(13.10)%
Business development and marketing	1,925	1,744	181	10.38%
Other	3,348	2,453	895	36.49%
Total noninterest expense	$53,076	$48,704	$4,372	8.98%
Salaries and employee benefits increased during the three months ended March 31, 2025, compared to the same period in 2024. Higher base salaries were a result of normal merit increases, increased incentive compensation as well as higher group insurance costs.
Net occupancy expense increased during the three months ended March 31, 2025, compared to the same period in 2024. The increase was primarily due to increased snow removal costs due to seasonal weather, higher depreciation and increased premises repairs.
Furniture and equipment expenses, including depreciation, increased during the first quarter of 2025 compared to the same period a year ago. The increase in the quarter was primarily due to an increase in equipment repairs and higher equipment depreciation.
Data processing expense grew during the three months ended March 31, 2025, compared to the same period a year ago due primarily to higher computer processing charges and software maintenance expense on technology projects.
Depreciation on leased equipment decreased for the three months ended March 31, 2025, compared to the same period in 2024. Depreciation on leased equipment correlates with the decrease in equipment rental income.
Professional fees were higher during the three months ended March 31, 2025, compared to the same period a year ago. The increase was primarily due to an increase in audit and legal fees.
FDIC and other insurance was lower during the first quarter of 2025 compared to the same period in 2024. The decrease for the quarter was the result of lower blanket bond insurance premiums due to a more cost effective policy renewal.
Business development and marketing expense was higher during the first quarter of 2025 compared to the same period a year ago. The increase during the quarter were related to an increase in business development, entertainment, travel opportunities, and marketing promotions.
Other expenses were higher during the three months ended March 31, 2025, compared to the same period in 2024. The increases were primarily the result of fewer gains related to the sale of fixed assets and off-lease equipment, increased fraud losses due to a recovery of check fraud losses during the first quarter last year, and higher employment and relocation costs.
INCOME TAXES
The provision for income taxes for the three month period ended March 31, 2025 was $10.18 million compared to $8.43 million for the same period in 2024. The effective tax rate was 21.34% and 22.24% for the quarter ended March 31, 2025 and 2024, respectively. The decrease in the quarterly effective tax rate was due to a one-time $0.74 million after-tax interest payment on federal tax refunds from tax credit carrybacks which lowered the effective tax rate by 155 basis points.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risks faced by 1st Source since December 31, 2024. For information regarding our market risk, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 4.
CONTROLS AND PROCEDURES
As of the end of the period covered by this report an evaluation was carried out, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2025, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the first fiscal quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION
ITEM 1.        Legal Proceedings.
1st Source and its subsidiaries are involved in various legal proceedings that are inherent risks of, or incidental to, the conduct of our businesses. Management does not expect the outcome of any such proceedings will have a material adverse effect on our consolidated financial position or results of operations.
ITEM 1A.    Risk Factors.
There have been no material changes in risks faced by 1st Source since December 31, 2024. For information regarding our risk factors, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 2.        Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs
January 01 - 31, 2025	—	$—	—	997,003
February 01 - 28, 2025	—	—	—	997,003
March 01 - 31, 2025	7,554	60.20	7,554	989,449

*1st Source maintains a stock repurchase plan that was authorized by the Board of Directors on October 19, 2023. Under the terms of the plan, 1st Source may repurchase up to 1,000,000 shares of its common stock from time to time to mitigate the potential dilutive effects of stock-based incentive plans and other potential uses of common stock for corporate purposes. Since the inception of the plan, 1st Source has repurchased 10,551 shares.
ITEM 3.        Defaults Upon Senior Securities.
None
ITEM 4.        Mine Safety Disclosures.
None

ITEM 5.        Other Information.
During the three months ended March 31, 2025, there were no “Rule 10b5-1 trading plans” or “non-Rule 10b5-1 trading arrangements” adopted, modified or terminated by any director or officer of the Company (as each term is defined in Item 408(a) of Regulation S-K).
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

1st Source Corporation

DATE	April 24, 2025	/s/ CHRISTOPHER J. MURPHY III
Christopher J. Murphy III Chairman of the Board and CEO

DATE	April 24, 2025	/s/ BRETT A. BAUER
Brett A. Bauer Treasurer and Chief Financial Officer Principal Accounting Officer