Form 10-Q
period 2025-06-30
1ST SOURCE CORP
filed 2025-07-24
CIK 34782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Number of shares of common stock outstanding as of July 18, 2025 — 24,537,756 shares

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited - Dollars in thousands)

	June 30, 2025	December 31, 2024
ASSETS
Cash and due from banks	$88,810	$76,837
Federal funds sold and interest bearing deposits with other banks	60,298	47,989
Investment securities available-for-sale (amortized cost of $1,530,847 and $1,650,684 at June 30, 2025 and December 31, 2024, respectively)	1,456,157	1,536,299
Other investments	22,140	23,855
Mortgages held for sale	4,334	2,569
Loans and leases, net of unearned discount:
Commercial and agricultural	835,826	772,974
Renewable energy	573,226	487,266
Auto and light truck	972,461	948,435
Medium and heavy duty truck	282,875	289,623
Aircraft	1,134,838	1,123,797
Construction equipment	1,207,209	1,203,912
Commercial real estate	1,252,750	1,215,265
Residential real estate and home equity	714,026	680,071
Consumer	124,758	133,465
Total loans and leases	7,097,969	6,854,808
Allowance for loan and lease losses	(163,484)	(155,540)
Net loans and leases	6,934,485	6,699,268
Equipment owned under operating leases, net	8,653	11,483
Premises and equipment, net	55,602	53,456
Goodwill and intangible assets	83,895	83,897
Accrued income and other assets	372,788	396,285
Total assets	$9,087,162	$8,931,938
LIABILITIES
Deposits:
Noninterest-bearing demand	$1,583,621	$1,639,101
Interest-bearing deposits:
Interest-bearing demand	2,601,353	2,544,839
Savings	1,359,841	1,256,370
Time	1,897,854	1,789,725
Total interest-bearing deposits	5,859,048	5,590,934
Total deposits	7,442,669	7,230,035
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	58,242	72,346
Other short-term borrowings	51,816	176,852
Total short-term borrowings	110,058	249,198
Long-term debt and mandatorily redeemable securities	41,850	39,156
Subordinated notes	58,764	58,764
Accrued expenses and other liabilities	176,397	173,279
Total liabilities	7,829,738	7,750,432
SHAREHOLDERS’ EQUITY
Preferred stock; no par value
Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock; no par value
Authorized 40,000,000 shares; issued 28,205,674 at June 30, 2025 and December 31, 2024	436,538	436,538
Retained earnings	950,363	890,937
Cost of common stock in treasury (3,674,878 shares at June 30, 2025 and 3,685,512 shares at December 31, 2024)	(131,551)	(129,175)
Accumulated other comprehensive loss	(56,761)	(87,232)
Total shareholders’ equity	1,198,589	1,111,068
Noncontrolling interests	58,835	70,438
Total equity	1,257,424	1,181,506
Total liabilities and equity	$9,087,162	$8,931,938
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income:
Loans and leases	$117,230	$113,101	$230,790	$222,303
Investment securities, taxable	8,602	5,900	16,755	11,979
Investment securities, tax-exempt	297	254	574	514
Other	1,087	1,914	2,401	2,841
Total interest income	127,216	121,169	250,520	237,637
Interest expense:
Deposits	39,106	43,095	78,952	82,839
Short-term borrowings	809	2,158	1,041	5,260
Subordinated notes	1,007	1,061	2,021	2,122
Long-term debt and mandatorily redeemable securities	1,102	805	2,376	1,451
Total interest expense	42,024	47,119	84,390	91,672
Net interest income	85,192	74,050	166,130	145,965
Provision for credit losses:
Provision for credit losses — loans and leases	7,884	56	9,996	6,651
(Recovery of) provision for credit losses — unfunded loan commitments	(194)	(370)	959	512
Total provision (recovery of provision) for credit losses	7,690	(314)	10,955	7,163
Net interest income after provision for credit losses	77,502	74,364	155,175	138,802
Noninterest income:
Trust and wealth advisory	7,266	7,081	13,932	13,368
Service charges on deposit accounts	3,189	3,203	6,260	6,273
Debit card	4,567	4,562	8,716	8,763
Mortgage banking	1,116	1,280	1,969	2,230
Insurance commissions	1,685	1,611	4,125	3,387
Equipment rental	779	1,257	1,678	2,928
Losses on investment securities available-for-sale	(997)	—	(997)	—
Other	5,452	4,227	10,477	8,428
Total noninterest income	23,057	23,221	46,160	45,377
Noninterest expense:
Salaries and employee benefits	31,800	29,238	63,915	58,810
Net occupancy	3,035	2,908	6,259	5,904
Furniture and equipment	1,684	1,265	3,031	2,414
Data processing	7,410	6,712	14,701	13,212
Depreciation – leased equipment	619	999	1,337	2,287
Professional fees	1,499	1,713	3,167	3,058
FDIC and other insurance	1,438	1,627	2,878	3,284
Business development and marketing	1,884	2,026	3,809	3,770
Other	3,061	3,373	6,409	5,826
Total noninterest expense	52,430	49,861	105,506	98,565
Income before income taxes	48,129	47,724	95,829	85,614
Income tax expense	10,803	10,919	20,980	19,347
Net income	37,326	36,805	74,849	66,267
Net (income) loss attributable to noncontrolling interests	(7)	(12)	(10)	(19)
Net income available to common shareholders	$37,319	$36,793	$74,839	$66,248
Per common share:
Basic net income per common share	$1.51	$1.49	$3.02	$2.68
Diluted net income per common share	$1.51	$1.49	$3.02	$2.68
Basic weighted average common shares outstanding	24,541,385	24,495,495	24,544,120	24,477,292
Diluted weighted average common shares outstanding	24,541,385	24,495,495	24,544,120	24,477,292
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited - Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$37,326	$36,805	$74,849	$66,267
Other comprehensive income (loss):
Unrealized appreciation of available-for-sale securities	13,509	4,912	38,699	1,121
Reclassification adjustment for realized losses included in net income	997	—	997	—
Income tax effect	(3,383)	(1,202)	(9,225)	(363)
Other comprehensive income (loss), net of tax	11,123	3,710	30,471	758
Comprehensive income (loss)	48,449	40,515	105,320	67,025
Comprehensive (income) loss attributable to noncontrolling interests	(7)	(12)	(10)	(19)
Comprehensive income (loss) available to common shareholders	$48,442	$40,503	$105,310	$67,006
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - Dollars in thousands, except per share amounts)

	Three Months Ended
	Preferred Stock	Common Stock	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss), Net	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at April 1, 2024	$—	$436,538	$812,413	$(129,790)	$(109,275)	$1,009,886	$71,663	$1,081,549
Net income	—	—	36,793	—	—	36,793	12	36,805
Other comprehensive income	—	—	—	—	3,710	3,710	—	3,710
Issuance of 29,365 common shares under stock based compensation awards	—	—	924	542	—	1,466	—	1,466
Common stock dividend ($0.34 per share)	—	—	(8,340)	—	—	(8,340)	—	(8,340)
Distributions to noncontrolling interests	—	—	—	—	—	—	(335)	(335)
Balance at June 30, 2024	$—	$436,538	$841,790	$(129,248)	$(105,565)	$1,043,515	$71,340	$1,114,855

Balance at April 1, 2025	$—	$436,538	$921,717	$(128,912)	$(67,884)	$1,161,459	$59,083	$1,220,542
Net income	—	—	37,319	—	—	37,319	7	37,326
Other comprehensive income	—	—	—	—	11,123	11,123	—	11,123
Issuance of 15,613 common shares under stock based compensation awards	—	—	678	201	—	879	—	879
Cost of 47,428 shares of common stock acquired for treasury	—	—	—	(2,840)	—	(2,840)	—	(2,840)
Common stock dividend ($0.38 per share)	—	—	(9,351)	—	—	(9,351)	—	(9,351)
Distributions to noncontrolling interests	—	—	—	—	—	—	(255)	(255)
Balance at June 30, 2025	$—	$436,538	$950,363	$(131,551)	$(56,761)	$1,198,589	$58,835	$1,257,424

	Six Months Ended
	Preferred Stock	Common Stock	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss), Net	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2024	$—	$436,538	$789,842	$(130,489)	$(106,323)	$989,568	$78,695	$1,068,263
Net income	—	—	66,248	—	—	66,248	19	66,267
Other comprehensive income	—	—	—	—	758	758	—	758
Issuance of 72,419 common shares under stock based compensation awards	—	—	2,386	1,241	—	3,627	—	3,627
Common stock dividend ($0.68 per share)	—	—	(16,686)	—	—	(16,686)	—	(16,686)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,454)	(1,454)
Liquidation of noncontrolling interests	—	—	—	—	—	—	(5,920)	(5,920)
Balance at June 30, 2024	$—	$436,538	$841,790	$(129,248)	$(105,565)	$1,043,515	$71,340	1,114,855

Balance at January 1, 2025	$—	$436,538	$890,937	$(129,175)	$(87,232)	$1,111,068	$70,438	$1,181,506
Net income	—	—	74,839	—	—	74,839	10	74,849
Other comprehensive income	—	—	—	—	30,471	30,471	—	30,471
Issuance of 65,616 common shares under stock based compensation awards	—	—	2,803	919	—	3,722	—	3,722
Cost of 54,982 shares of common stock acquired for treasury	—	—	—	(3,295)	—	(3,295)	—	(3,295)
Common stock dividend ($0.74 per share)	—	—	(18,216)	—	—	(18,216)	—	(18,216)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,768)	(1,768)
Liquidation of noncontrolling interests	—	—	—	—	—	—	(9,845)	(9,845)
Balance at June 30, 2025	$—	$436,538	$950,363	$(131,551)	$(56,761)	$1,198,589	$58,835	$1,257,424
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Dollars in thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net income	$74,849	$66,267
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	10,955	7,163
Depreciation of premises and equipment	2,438	2,100
Depreciation of equipment owned and leased to others	1,337	2,287
Stock-based compensation	2,755	2,525
(Accretion) amortization of investment securities premiums and discounts, net	(1,551)	1,529
Amortization of mortgage servicing rights	350	369
Amortization of right of use assets	1,489	1,524
Deferred income taxes	(9,496)	201
Losses on investment securities available-for-sale	997	—
Originations of loans held for sale, net of principal collected	(27,577)	(29,233)
Proceeds from the sales of loans held for sale	25,895	28,989
Net gain on sale of loans held for sale	(83)	(1,077)
Net gain on sale of other real estate and repossessions	(57)	(108)
Change in interest receivable	422	(1,683)
Change in interest payable	(10,381)	6,457
Change in other assets	9,284	813
Change in other liabilities	36,025	4,304
Other	(1,006)	(481)
Net change in operating activities	116,645	91,946

Investing activities:
Proceeds from sales of investment securities available-for-sale	25,709	—
Proceeds from maturities and paydowns of investment securities available-for-sale	173,793	129,303
Purchases of investment securities available-for-sale	(79,110)	(30,659)
Net change in partnership investments	(6,961)	(16,117)
Net change in other investments	1,715	490
Loans sold or participated to others	25,985	71,900
Proceeds from principal payments on direct finance leases	39,686	34,071
Net change in loans and leases	(319,700)	(245,744)
Net change in equipment owned under operating leases	1,493	4,193
Purchases of premises and equipment	(4,333)	(4,155)
Proceeds from disposal of premises and equipment	15	13
Proceeds from sales of other real estate and repossessions	1,439	1,164
Net change in investing activities	(140,269)	(55,541)
Financing activities:
Net change in demand deposits and savings accounts	104,505	77,745
Net change in time deposits	108,129	79,598
Net change in short-term borrowings	(139,140)	(24,142)
Payments on long-term debt	(1,915)	(11,540)
Stock issued under stock purchase plans	133	153
Acquisition of treasury stock	(3,295)	—
Net (distributions to) contributions from noncontrolling interests	(1,768)	(1,454)
Cash dividends paid on common stock	(18,743)	(17,190)
Net change in financing activities	47,906	103,170

Net change in cash and cash equivalents	24,282	139,575
Cash and cash equivalents, beginning of year	124,826	129,668
Cash and cash equivalents, end of period	$149,108	$269,243
Supplemental Information:
Non-cash transactions:
Loans transferred to other real estate and repossessed assets	$4,315	$723
Common stock matching contribution to Employee Stock Ownership and Profit Sharing Plan	1,227	1,153
Right of use assets obtained in exchange for lease obligations	692	888
Liquidation of noncontrolling interests	9,845	5,920
Purchases of mandatorily redeemable securities with common stock	—	586
Cash paid (received) for:
Interest	94,770	85,215
Income Taxes	(11,663)	5,405
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

Note 2 — Recent Accounting Pronouncements
Debt: In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2024-04 “Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversion of Convertible Debt Issuances.” These amendments clarify the requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion. This guidance is effective for all entities for fiscal years including interim periods within those fiscal years, beginning after December 15, 2025. Early adoption is permitted in any interim period. The Company is assessing ASU 2024-04 and its impact on its accounting and disclosures.
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
Note 3 — Investment Securities Available-For-Sale
The following table shows investment securities available-for-sale.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2025
U.S. Treasury and Federal agencies securities	$702,497	$1,963	$(15,029)	$689,431
U.S. States and political subdivisions securities	102,059	526	(2,722)	99,863
Mortgage-backed securities — Federal agencies	726,291	1,924	(61,352)	666,863
Total debt securities available-for-sale	$1,530,847	$4,413	$(79,103)	$1,456,157

December 31, 2024
U.S. Treasury and Federal agencies securities	$786,417	$24	$(28,692)	$757,749
U.S. States and political subdivisions securities	86,305	33	(3,706)	82,632
Mortgage-backed securities — Federal agencies	777,962	192	(82,236)	695,918
Total debt securities available-for-sale	$1,650,684	$249	$(114,634)	$1,536,299
Amortized cost excludes accrued interest receivable which is included in Accrued Income and Other Assets on the Consolidated Statements of Financial Condition. At June 30, 2025, and December 31, 2024, accrued interest receivable on investment securities available-for-sale was $4.92 million and $4.68 million, respectively.

At June 30, 2025, and December 31, 2024, the residential mortgage-backed securities held by the Company consisted primarily of GNMA, FNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government (Government Sponsored Enterprise, GSEs).
The Company did not hold any marketable equity securities at June 30, 2025, and December 31, 2024.
The following table shows the contractual maturities of investments in debt securities available-for-sale at June 30, 2025. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$277,103	$272,399
Due after one year through five years	458,038	447,688
Due after five years through ten years	52,091	52,379
Due after ten years	17,324	16,828
Mortgage-backed securities	726,291	666,863
Total debt securities available-for-sale	$1,530,847	$1,456,157
The following table summarizes gross unrealized losses and fair value by investment category and age. At June 30, 2025, the Company’s available-for-sale securities portfolio consisted of 617 securities, 496 of which were in an unrealized loss position.

	Less than 12 Months		12 months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2025
U.S. Treasury and Federal agencies securities	$29,676	$(138)	$516,190	$(14,891)	$545,866	$(15,029)
U.S. States and political subdivisions securities	19,891	(501)	35,112	(2,221)	55,003	(2,722)
Mortgage-backed securities - Federal agencies	59,342	(538)	449,715	(60,814)	509,057	(61,352)
Total debt securities available-for-sale	$108,909	$(1,177)	$1,001,017	$(77,926)	$1,109,926	$(79,103)

December 31, 2024
U.S. Treasury and Federal agencies securities	$103,621	$(1,324)	$644,614	$(27,368)	$748,235	$(28,692)
U.S. States and political subdivisions securities	37,017	(670)	39,280	(3,036)	76,297	(3,706)
Mortgage-backed securities - Federal agencies	191,779	(3,355)	466,204	(78,881)	657,983	(82,236)
Total debt securities available-for-sale	$332,417	$(5,349)	$1,150,098	$(109,285)	$1,482,515	$(114,634)
The Company does not consider available-for-sale securities with unrealized losses at June 30, 2025, to be experiencing credit losses and recognized no resulting allowance for credit losses. The Company does not intend to sell these investments, and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost basis, which may be the maturity dates of the securities. The unrealized losses occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase.
The following table shows the gross realized gains and losses from the available-for-sale debt securities portfolio. Realized gains and losses of all securities are computed using the specific identification cost basis.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Gross realized gains	$—	$—	$—	$—
Gross realized losses	(997)	—	(997)	—
Net realized losses	$(997)	$—	$(997)	$—
At June 30, 2025, and December 31, 2024, investment securities available-for-sale with carrying values of $235.11 million and $359.10 million, respectively, were pledged as collateral for security repurchase agreements and for other purposes.

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
Renewable energy – loans are for the purpose of financing primarily solar related projects and may include construction draw notes, operating loans, letters of credit and may entail a tax equity structure. Collateral in a multi-state area includes tangible assets of the borrower, assignment of intangible assets including power purchase agreements, and pledges of permits and licenses. Financing is provided to qualified borrowers throughout the continental United States with an emphasis on the regions east of the Rocky Mountains.
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

The following table shows the amortized cost of loans and leases, segregated by portfolio segment, credit quality rating and year of origination as of June 30, 2025, and gross charge-offs for the six months ended June 30, 2025.

	Term Loans and Leases by Origination Year
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and agricultural
Grades 1-6	$93,436	$108,659	$100,458	$57,419	$29,178	$22,420	$367,269	$—	$778,839
Grades 7-12	2,184	263	4,763	6,265	1,939	2,200	39,373	—	56,987
Total commercial and agricultural	95,620	108,922	105,221	63,684	31,117	24,620	406,642	—	835,826
Current period gross charge-offs	—	9	134	109	10	—	592	—	854
Renewable energy
Grades 1-6	162,509	137,208	104,391	23,903	59,761	85,454	—	—	573,226
Grades 7-12	—	—	—	—	—	—	—	—	—
Total renewable energy	162,509	137,208	104,391	23,903	59,761	85,454	—	—	573,226
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Auto and light truck
Grades 1-6	298,186	308,845	182,256	66,832	16,175	9,437	—	—	881,731
Grades 7-12	3,444	43,483	40,456	2,675	28	644	—	—	90,730
Total auto and light truck	301,630	352,328	222,712	69,507	16,203	10,081	—	—	972,461
Current period gross charge-offs	—	1,484	129	226	1	—	—	—	1,840
Medium and heavy duty truck
Grades 1-6	51,172	75,851	63,097	58,580	16,524	8,488	—	—	273,712
Grades 7-12	—	—	1,336	5,026	2,155	7	—	639	9,163
Total medium and heavy duty truck	51,172	75,851	64,433	63,606	18,679	8,495	—	639	282,875
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Aircraft
Grades 1-6	175,262	292,317	170,152	260,878	131,374	76,629	7,364	—	1,113,976
Grades 7-12	—	2,881	7,371	6,957	—	3,653	—	—	20,862
Total aircraft	175,262	295,198	177,523	267,835	131,374	80,282	7,364	—	1,134,838
Current period gross charge-offs	—	—	485	—	—	—	—	—	485
Construction equipment
Grades 1-6	243,374	412,247	262,335	157,700	45,542	22,512	25,638	1,717	1,171,065
Grades 7-12	2,579	5,739	6,143	10,251	1,274	10,158	—	—	36,144
Total construction equipment	245,953	417,986	268,478	167,951	46,816	32,670	25,638	1,717	1,207,209
Current period gross charge-offs	—	201	816	—	—	—	—	—	1,017
Commercial real estate
Grades 1-6	98,895	288,915	292,665	214,490	119,180	212,841	74	—	1,227,060
Grades 7-12	46	1,225	9,494	5,228	5,889	3,808	—	—	25,690
Total commercial real estate	98,941	290,140	302,159	219,718	125,069	216,649	74	—	1,252,750
Current period gross charge-offs	—	2	—	—	—	4	—	—	6
Residential real estate and home equity
Performing	51,607	81,280	63,846	88,946	77,973	150,468	189,126	7,248	710,494
Nonperforming	—	—	145	612	215	1,015	1,448	97	3,532
Total residential real estate and home equity	51,607	81,280	63,991	89,558	78,188	151,483	190,574	7,345	714,026
Current period gross charge-offs	—	—	—	4	—	1	30	—	35
Consumer
Performing	22,492	34,954	25,399	20,035	6,456	1,916	12,725	—	123,977
Nonperforming	74	23	322	242	65	54	1	—	781
Total consumer	22,566	34,977	25,721	20,277	6,521	1,970	12,726	—	124,758
Current period gross charge-offs	$272	$163	$113	$147	$44	$2	$11	$—	$752

The following table shows the amortized cost of loans and leases, segregated by portfolio segment, credit quality rating and year of origination as of December 31, 2024, and gross charge-offs for the year ended December 31, 2024.

	Term Loans and Leases by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and agricultural
Grades 1-6	$136,888	$115,508	$66,696	$36,315	$19,677	$18,369	$331,282	$—	$724,735
Grades 7-12	438	4,079	7,769	2,426	194	2,325	31,008	—	48,239
Total commercial and agricultural	137,326	119,587	74,465	38,741	19,871	20,694	362,290	—	772,974
Current period gross charge-offs	—	276	117	550	—	—	8,882	—	9,825
Renewable energy
Grades 1-6	150,951	145,126	22,110	70,606	22,329	76,144	—	—	487,266
Grades 7-12	—	—	—	—	—	—	—	—	—
Total renewable energy	150,951	145,126	22,110	70,606	22,329	76,144	—	—	487,266
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Auto and light truck
Grades 1-6	443,033	276,295	106,199	25,535	10,018	6,677	—	—	867,757
Grades 7-12	26,131	48,319	4,754	99	1,210	165	—	—	80,678
Total auto and light truck	469,164	324,614	110,953	25,634	11,228	6,842	—	—	948,435
Current period gross charge-offs	—	165	448	6	—	111	—	—	730
Medium and heavy duty truck
Grades 1-6	88,395	72,816	81,238	25,726	11,298	5,493	—	—	284,966
Grades 7-12	—	1,524	1,623	690	—	13	—	807	4,657
Total medium and heavy duty truck	88,395	74,340	82,861	26,416	11,298	5,506	—	807	289,623
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Aircraft
Grades 1-6	347,099	190,776	285,677	151,194	82,208	32,326	7,773	—	1,097,053
Grades 7-12	2,882	7,704	10,920	1,846	3,392	—	—	—	26,744
Total aircraft	349,981	198,480	296,597	153,040	85,600	32,326	7,773	—	1,123,797
Current period gross charge-offs	—	—	—	15	—	53	—	—	68
Construction equipment
Grades 1-6	488,870	325,443	208,114	70,258	33,095	10,890	25,916	1,966	1,164,552
Grades 7-12	2,716	10,650	11,686	1,679	12,629	—	—	—	39,360
Total construction equipment	491,586	336,093	219,800	71,937	45,724	10,890	25,916	1,966	1,203,912
Current period gross charge-offs	46	989	390	267	—	—	—	—	1,692
Commercial real estate
Grades 1-6	258,988	303,717	237,103	126,129	82,249	177,798	264	—	1,186,248
Grades 7-12	145	14,580	5,846	6,386	27	2,033	—	—	29,017
Total commercial real estate	259,133	318,297	242,949	132,515	82,276	179,831	264	—	1,215,265
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Residential real estate and home equity
Performing	87,045	69,439	94,441	81,345	79,575	85,333	173,876	6,210	677,264
Nonperforming	—	171	624	346	103	340	1,138	85	2,807
Total residential real estate and home equity	87,045	69,610	95,065	81,691	79,678	85,673	175,014	6,295	680,071
Current period gross charge-offs	—	3	—	32	—	—	30	1	66
Consumer
Performing	43,692	33,063	28,594	10,092	2,398	983	13,823	—	132,645
Nonperforming	22	352	336	57	33	20	—	—	820
Total consumer	43,714	33,415	28,930	10,149	2,431	1,003	13,823	—	133,465
Current period gross charge-offs	$565	$230	$276	$118	$16	$22	$122	$—	$1,349

The following table shows the amortized cost of loans and leases, segregated by portfolio segment, with delinquency aging and nonaccrual status.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Total Accruing	Total Nonaccrual	Nonaccrual with No Allowance for Credit Loss	Total
June 30, 2025
Commercial and agricultural	$828,267	$1,352	$530	$—	$830,149	$5,677	$4,440	$835,826
Renewable energy	573,226	—	—	—	573,226	—	—	573,226
Auto and light truck	899,953	27,184	4	—	927,141	45,320	9,251	972,461
Medium and heavy duty truck	282,875	—	—	—	282,875	—	—	282,875
Aircraft	1,134,838	—	—	—	1,134,838	—	—	1,134,838
Construction equipment	1,190,755	1,554	1,105	—	1,193,414	13,795	13,088	1,207,209
Commercial real estate	1,247,716	1,771	438	—	1,249,925	2,825	2,247	1,252,750
Residential real estate and home equity	708,876	950	668	119	710,613	3,413	—	714,026
Consumer	122,870	945	162	79	124,056	702	—	124,758
Total	$6,989,376	$33,756	$2,907	$198	$7,026,237	$71,732	$29,026	$7,097,969

December 31, 2024
Commercial and agricultural	$767,942	$275	$42	$—	$768,259	$4,715	$3,167	$772,974
Renewable energy	487,266	—	—	—	487,266	—	—	487,266
Auto and light truck	943,403	2,226	—	—	945,629	2,806	939	948,435
Medium and heavy duty truck	289,623	—	—	—	289,623	—	—	289,623
Aircraft	1,123,797	—	—	—	1,123,797	—	—	1,123,797
Construction equipment	1,185,936	—	—	—	1,185,936	17,976	17,404	1,203,912
Commercial real estate	1,203,967	9,703	—	—	1,213,670	1,595	1,055	1,215,265
Residential real estate and home equity	675,669	1,010	585	96	677,360	2,711	—	680,071
Consumer	131,585	852	208	10	132,655	810	—	133,465
Total	$6,809,188	$14,066	$835	$106	$6,824,195	$30,613	$22,565	$6,854,808
Accrued interest receivable on loans and leases at June 30, 2025, and December 31, 2024, was $27.41 million and $28.02 million, respectively.
A loan or lease is considered collateral-dependent when the borrower is experiencing financial difficulty and the loan or lease is expected to be repaid substantially through the operation or sale of the collateral. Expected credit losses for collateral-dependent loan and leases is based on the fair value of the collateral, adjusted for selling costs as appropriate. Significant quarter over quarter changes are reflective of changes in nonaccrual status and not necessarily associated with credit quality indicators like appraisal value.
The following table shows the amortized cost basis of collateral-dependent loans, segregated by portfolio segment, which are individually evaluated to determine credit losses.

(Dollars in thousands)	Real Estate	Equipment	General Business Assets	Total	Allowance on Collateral Dependent Loans and Leases
June 30, 2025
Commercial and agricultural	$—	$—	$5,572	$5,572	$1,026
Auto and light truck	—	43,960	—	43,960	1,228
Construction equipment	—	13,088	—	13,088	—
Commercial real estate	2,387	—	—	2,387	2
Total	$2,387	$57,048	$5,572	$65,007	$2,256

December 31, 2024
Commercial and agricultural	$—	$—	$4,102	$4,102	$209
Auto and light truck	—	939	—	939	—
Construction equipment	—	17,404	—	17,404	—
Commercial real estate	1,055	—	—	1,055	—
Total	$1,055	$18,343	$4,102	$23,500	$209

Loan Modifications to Borrowers Experiencing Financial Difficulty
The following table shows the amortized cost of loans and leases over $250,000 at June 30, 2025, and June 30, 2024, respectively, that were both experiencing financial difficulty and modified during the three months ended June 30, 2025, and June 30, 2024, respectively, segregated by portfolio segment and type of modification. The percentage of the amortized cost of loans and leases that were modified to borrowers in financial distress as compared to the amortized cost of each segment of financial receivable is also presented below.

(Dollars in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay and Term Extension	% of Total Segment Financing Receivables
Three Months Ended June 30, 2025
Commercial and agricultural	$—	$4,026	$—	$—	0.48%
Total	$—	$4,026	$—	$—	0.06%

Three Months Ended June 30, 2024
Commercial and agricultural	$—	$—	$—	$5,920	0.82%
Auto and light truck	—	—	—	8,348	0.83
Total	$—	$—	$—	$14,268	0.21%
The following table shows the amortized cost of loans and leases over $250,000 at June 30, 2025, and June 30, 2024, respectively, that were both experiencing financial difficulty and modified during the six months ended June 30, 2025, and June 30, 2024, respectively, segregated by portfolio segment and type of modification. The percentage of the amortized cost of loans and leases that were modified to borrowers in financial distress as compared to the amortized cost of each segment of financial receivable is also presented below.

(Dollars in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay and Term Extension	% of Total Segment Financing Receivables
Six months ended June 30, 2025
Commercial and agricultural	$—	$4,026	$—	$—	0.48%
Construction equipment	—	498	—	—	0.04
Total	$—	$4,524	$—	$—	0.06%

Six months ended June 30, 2024
Commercial and agricultural	$—	$108	$—	$5,920	0.84%
Auto and light truck	—	—	—	32,550	3.22
Total	$—	$108	$—	$38,470	0.58%
There were $2.80 million and $0.00 million in commitments to lend additional amounts to the borrowers included in the previous table at June 30, 2025, and June 30, 2024, respectively.
The Company closely monitors the performance of loans and leases that have been modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table shows the performance of such loans and leases that have been modified during the twelve months ended June 30, 2025, and June 30, 2024, respectively.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due
Twelve months ended June 30, 2025
Commercial and agricultural	$5,028	$—	$—	$—	$—
Auto and light truck	—	—	—	7,863	7,863
Medium and heavy duty truck	2,586	—	—	—	—
Construction equipment	498	—	—	—	—
Commercial real estate	981	—	—	—	—
Total	$9,093	$—	$—	$7,863	$7,863

Twelve months ended June 30, 2024
Commercial and agricultural	$6,493	$140	$—	$—	$140
Auto and light truck	32,550	—	—	—	—
Medium and heavy duty truck	10,320	—	—	—	—
Total	$49,363	$140	$—	$—	$140

The following table shows the financial effect of loan and lease modifications presented above to borrowers experiencing financial difficulty for the twelve months ended June 30, 2025, and June 30, 2024, respectively.

	Weighted- Average Interest Rate Reduction	Weighted- Average Term Extension (in months)	Weighted- Average Payment Delay (in months)	Combination Weighted-Average Payment Delay and Term Extension (in months)
Twelve months ended June 30, 2025
Commercial and agricultural	—%	12	6	0
Auto and light truck	—	0	0	3
Medium and heavy duty truck	—	0	0	4
Construction equipment	—	5	0	0
Commercial real estate	—	0	6	0
Total	—%	11	6	3

Twelve months ended June 30, 2024
Commercial and agricultural	—%	9	6	10
Auto and light truck	—	0	0	3
Medium and heavy duty truck	—	0	0	6
Total	—%	9	6	5
There was one modified loan to a borrower experiencing financial difficulty which had a payment default within twelve months of modification during the six month period ended June 30, 2025, and no modified loans to borrowers experiencing financial difficulty which had payment defaults within twelve months of modification during the six months ended June 30, 2024.
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

The following table shows the changes in the allowance for loan and lease losses, segregated by portfolio segment, for the three months ended June 30, 2025 and 2024.

(Dollars in thousands)	Commercial and agricultural	Renewable energy	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer	Total
June 30, 2025
Balance, beginning of period	$21,912	$8,865	$18,657	$6,884	$36,832	$28,721	$24,973	$8,438	$2,188	$157,470
Charge-offs	439	—	1,500	—	485	335	1	29	276	3,065
Recoveries	519	—	364	—	206	16	18	2	70	1,195
Net charge-offs (recoveries)	(80)	—	1,136	—	279	319	(17)	27	206	1,870
Provision (recovery of provision)	2,347	1,179	3,344	(362)	153	673	12	355	183	7,884
Balance, end of period	$24,339	$10,044	$20,865	$6,522	$36,706	$29,075	$25,002	$8,766	$2,165	$163,484

June 30, 2024
Balance, beginning of period	$17,263	$6,858	$17,584	$8,788	$36,924	$26,804	$23,844	$7,808	$2,151	$148,024
Charge-offs	43	—	15	—	—	306	—	—	383	747
Recoveries	53	—	909	—	481	1,207	3	14	67	2,734
Net charge-offs (recoveries)	(10)	—	(894)	—	(481)	(901)	(3)	(14)	316	(1,987)
Provision (recovery of provision)	1,364	795	(752)	433	(2,239)	(761)	1,000	(30)	246	56
Balance, end of period	$18,637	$7,653	$17,726	$9,221	$35,166	$26,944	$24,847	$7,792	$2,081	$150,067
The following table shows the changes in the allowance for loan and lease losses, segregated by portfolio segment, for the six months ended June 30, 2025, and 2024.

(Dollars in thousands)	Commercial and agricultural	Renewable energy	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer	Total
June 30, 2025
Balance, beginning of period	$21,316	$8,562	$18,437	$7,292	$36,663	$28,258	$24,821	$7,976	$2,215	$155,540
Charge-offs	854	—	1,840	—	485	1,017	6	35	752	4,989
Recoveries	801	—	1,254	—	415	297	21	18	131	2,937
Net charge-offs (recoveries)	53	—	586	—	70	720	(15)	17	621	2,052
Provision (recovery of provision)	3,076	1,482	3,014	(770)	113	1,537	166	807	571	9,996
Balance, end of period	$24,339	$10,044	$20,865	$6,522	$36,706	$29,075	$25,002	$8,766	$2,165	$163,484

June 30, 2024
Balance, beginning of period	$17,385	$6,610	$16,858	$8,965	$37,653	$26,510	$23,690	$7,698	$2,183	$147,552
Charge-offs	7,111	—	16	—	68	598	—	13	612	8,418
Recoveries	139	—	1,562	—	849	1,406	184	22	120	4,282
Net charge-offs (recoveries)	6,972	—	(1,546)	—	(781)	(808)	(184)	(9)	492	4,136
Provision (recovery of provision)	8,224	1,043	(678)	256	(3,268)	(374)	973	85	390	6,651
Balance, end of period	$18,637	$7,653	$17,726	$9,221	$35,166	$26,944	$24,847	$7,792	$2,081	$150,067
The higher allowance for credit losses during the current quarter reflects an increase in loan balances along with an increase in historical loss rates in the auto and light truck portfolio due to charge-off activity during the period. The Company also added modest qualitative adjustments in the auto and light truck portfolio due to increased delinquency, nonperforming activity, and elevated special attention concerns. The previous forecast assumption as of March 31, 2025, was maintained as the underlying assumptions remain pertinent and continue to be applicable to economic conditions expected during the forecast period. The forecast reflects weakness in growth expectations during the two-year forecast time horizon and continued uncertainty in the macro environment stemming from a lack of predictability of domestic trade policies. Wide-ranging tariffs targeting steel, aluminum, automobile manufacturing, and a host of other goods and materials which directly impact the Company’s loan portfolios have been implemented or proposed. The Company remains cautious on the forward outlook. Ongoing risks include heightened geopolitical instability, trade policy uncertainty, tightened credit conditions, increasing consumer stressors and falling consumer confidence, some softening in labor markets, and still elevated inflation and interest rates. Credit quality metrics reflect higher special attention outstandings during the current quarter, with increased levels of nonperforming and delinquency activity, largely centered in the auto and light truck portfolio. Net credit losses were modest during the period, with losses in the auto and light truck, construction equipment and aircraft portfolios, partially offset by net recoveries in the commercial and agricultural and aircraft portfolios.

Commercial and agricultural – the increase in the allowance in the current quarter was principally due to loan growth. The commercial and agricultural portfolio also reported increased special attention loans during the period, which are reserved at higher rates.
Renewable energy – the allowance increased due to loan growth. Credit quality remains stable.

Auto and light truck – the allowance increased during the current quarter due to modest loan growth, an increase in historical loss rates due to charge-off activity during the period, and the accretive impact of qualitative adjustments to address higher special attention, delinquency, and nonperforming rates in the segment. The industry is currently challenged by higher vehicle capital costs and weaker rental rates.
Medium and heavy duty truck – the allowance decreased due to a decline in loan balances. The industry continues to work through difficulties brought on by overcapacity. The forward outlook for freight demand remains uncertain.
Aircraft – the allowance was little changed during the current quarter as modest loan growth was offset by a slight decline in historical loss rates due to ongoing recovery activity in the foreign portion of this segment. The Company has historically carried a higher allowance in this portfolio due to risk volatility.
Construction equipment – the allowance increased due to higher loan balances, partially offset by a modest reduction in qualitative factors to account for lower delinquency rates within the portfolio year-to-date.
Commercial real estate – the allowance increased slightly due to higher loan balances offset by slightly lower historical loss rates. Higher interest rates and shifting demand dynamics have impacted commercial real estate markets, but the Company’s real estate portfolios have exhibited minimal problem loan activity, and it has experienced no material losses in recent quarters. The majority of the Company’s real estate exposure is owner-occupied, and exposure to non-owner-occupied office property is minimal.
Residential real estate and home equity – the allowance increased due to loan growth.
Consumer – the allowance decreased slightly due to lower loan balances.
Economic Outlook
As of June 30, 2025, the most significant economic factors impacting the Company’s loan portfolios are a uncertain domestic growth outlook, impacted trade policies, elevated inflation and interest rates, along with ongoing foreign conflicts and increasing geopolitical instability. The labor market has shown limited signs of softening and questions surrounding the timing and velocity of future interest rate cuts persist. The Company is concerned about the breadth of tariff proposals, uncertainty surrounding their implementation, their impact on the Company’s markets, and the corresponding increase in downside economic risks. Consumer stressors are increasing and consumer confidence is falling. The Company remains concerned about small businesses’ ability to manage expenses in an environment of broader macro instability, higher interest rates, and higher cost of capital. Asset valuations, particularly in the auto and light truck, construction equipment, and medium and heavy duty portfolios, are softening. Restrictive trade policies increase the potential for volatility in asset prices which collateralize the Company’s loans. Tightened lending conditions and the higher-rate environment are impacting commercial real estate activity. The forecast considers global and domestic economic impacts from these factors, as well as other key economic factors, such as changes in gross domestic product and unemployment which may impact the Company’s clients. The Company’s assumptions in the prior quarter’s forecast analysis remain pertinent and continue to be applicable to the forward outlook. The forecast reflects uncertain economic growth expectations and a continued weighting towards downside risks during the forecast period over the next two years with inflation slowly moving back towards the 2% Federal Reserve target rate resulting in an adverse impact on the loan and lease portfolio.
Although the Company’s current loss estimates consider geopolitical and economic risk, due to the level of uncertainty associated with these and other risk factors, the complexity of the current environment, and the potential for future changes in the forecast, the Company’s future loss estimates may vary considerably from the June 30, 2025, assumptions.
Liability for Credit Losses on Unfunded Loan Commitments
The liability for credit losses inherent in unfunded loan commitments is included in Accrued Expenses and Other Liabilities on the Consolidated Statements of Financial Condition. The following table shows the changes in the liability for credit losses on unfunded loan commitments.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Balance, beginning of period	$8,138	$9,064	$6,985	$8,182
(Recovery of provision) provision	(194)	(370)	959	512
Balance, end of period	$7,944	$8,694	$7,944	$8,694

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Direct finance leases:
Interest income on lease receivable	$5,115	$3,451	$8,445	$6,890

Operating leases:
Income related to lease payments	$779	$1,257	$1,678	$2,928
Depreciation expense	619	999	1,337	2,287
Income related to reimbursements from lessees for personal property tax on operating leased equipment for the three months ended June 30, 2025, and 2024, was $0.00 million and $0.04 million, respectively, and for the six months ended June 30, 2025, and 2024, was $0.11 million and $0.16 million, respectively. Expense related to personal property tax payments on operating leased equipment for the three months ended June 30, 2025, and 2024, was $0.00 million and $0.04 million, respectively, and for the six months ended June 30, 2025, and 2024, was $0.11 million and $0.16 million, respectively.
Note 7 — Mortgage Servicing Rights
The Company recognizes the rights to service residential mortgage loans for others as separate assets, whether the servicing rights are acquired through a separate purchase or through the sale of originated loans with servicing rights retained. The Company allocates a portion of the total proceeds of a mortgage loan to servicing rights based on the relative fair value. The unpaid principal balance of residential mortgage loans serviced for third parties was $761.31 million and $777.81 million at June 30, 2025, and December 31, 2024, respectively.
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
The following table shows changes in the carrying value of MSRs and the associated valuation allowance.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Mortgage servicing rights:
Balance at beginning of period	$3,344	$3,574	$3,436	$3,670
Additions	143	178	227	266
Amortization	(174)	(185)	(350)	(369)
Carrying value before valuation allowance at end of period	3,313	3,567	3,313	3,567
Valuation allowance:
Balance at beginning of period	—	—	—	—
Impairment recoveries	—	—	—	—
Balance at end of period	$—	$—	$—	$—
Net carrying value of mortgage servicing rights at end of period	$3,313	$3,567	$3,313	$3,567
Fair value of mortgage servicing rights at end of period	$7,732	$8,075	$7,732	$8,075
At June 30, 2025, and 2024, the fair value of MSRs exceeded the carrying value reported in the Consolidated Statements of Financial Condition by $4.42 million and $4.51 million, respectively. This difference represents increases in the fair value of certain MSRs that could not be recorded above cost basis.

Mortgage loan contractual servicing fees, including late fees and ancillary income, were $0.59 million and $0.56 million for the three months ended June 30, 2025, and 2024, respectively. Mortgage loan contractual servicing fees, including late fees and ancillary income, were $1.18 million and $1.17 million for the six months ended June 30, 2025, and 2024, respectively. Mortgage loan contractual servicing fees are included in Mortgage Banking on the Consolidated Statements of Income.
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
The following table shows financial instruments whose contract amounts represent credit risk.

(Dollars in thousands)	June 30, 2025	December 31, 2024
Amounts of commitments:
Loan commitments to extend credit	$1,325,801	$1,304,735
Standby letters of credit	$23,692	$21,828
Commercial and similar letters of credit	$1,051	$161
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

The following table shows the amounts of non-hedging derivative financial instruments.

		Asset derivatives		Liability derivatives
(Dollars in thousands)	Notional or contractual amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
June 30, 2025
Interest rate swap contracts	$1,216,784	Other assets	$18,496	Other liabilities	$18,843
Loan commitments	7,720	Mortgages held for sale	220	N/A	—
Forward contracts - mortgage loan	8,500	N/A	—	Mortgages held for sale	51
Total	$1,233,004		$18,716		$18,894

December 31, 2024
Interest rate swap contracts	$1,083,673	Other assets	$16,424	Other liabilities	$16,727
Loan commitments	3,586	Mortgages held for sale	118	N/A	—
Forward contracts - mortgage loan	4,500	Mortgages held for sale	17	N/A	—
Total	$1,091,759		$16,559		$16,727
The following table shows the amounts included in the Consolidated Statements of Income for non-hedging derivative financial instruments.

		Gain (loss)
		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	Statement of Income classification	2025	2024	2025	2024
Interest rate swap contracts	Other expense	$(23)	$15	$(44)	$42
Interest rate swap contracts	Other income	426	367	877	553
Loan commitments	Mortgage banking	20	117	102	178
Forward contracts - mortgage loan	Mortgage banking	(43)	29	(68)	37
Total		$380	$528	$867	$810
The following table shows the offsetting of financial assets and derivative assets.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2025
Interest rate swaps	$18,496	$—	$18,496	$—	$3,105	$15,391

December 31, 2024
Interest rate swaps	$16,424	$—	$16,424	$—	$12,615	$3,809

The following table shows the offsetting of financial liabilities and derivative liabilities.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
June 30, 2025
Interest rate swaps	$18,843	$—	$18,843	$—	$—	$18,843
Repurchase agreements	58,242	—	58,242	58,242	—	—
Total	$77,085	$—	$77,085	$58,242	$—	$18,843

December 31, 2024
Interest rate swaps	$16,727	$—	$16,727	$—	$—	$16,727
Repurchase agreements	72,345	—	72,345	72,345	—	—
Total	$89,072	$—	$89,072	$72,345	$—	$16,727
If a default in performance of any obligation of a repurchase agreement occurs, each party will set-off property held in respect of transactions against obligations owing in respect of any other transactions. At June 30, 2025, and December 31, 2024, repurchase agreements had a remaining contractual maturity of $58.19 million and $72.30 million in overnight and $0.05 million and $0.05 million in up to 30 days, respectively and were collateralized by U.S. Treasury and Federal agencies securities.
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
The Company is involved in various entities that are considered to be VIEs. The Company’s investments in VIEs are primarily related to investments promoting affordable housing, community development and renewable energy sources. Some of these tax-advantaged investments support the Company’s regulatory compliance with the Community Reinvestment Act. The Company’s investments in these entities generate a return primarily through the realization of federal and state income tax credits and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These tax credits are recognized as a reduction of tax expense or, for investments qualifying as investment tax credits, as a reduction to the related investment asset. The Company recognized federal and state income tax credits related to its affordable housing and community development tax-advantaged investments in tax expense of $0.96 million and $0.79 million for the three months ended June 30, 2025, and 2024, respectively, and $1.91 million and $1.59 million for the six months ended June 30, 2025 and 2024, respectively. The Company also recognized $14.32 million and $5.72 million of investment tax credits for the three months ended June 30, 2025, and 2024, respectively, and $14.34 million and $10.79 million of investment tax credits for the six months ended June 30, 2025, and 2024, respectively.
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

(Dollars in thousands)	June 30, 2025	December 31, 2024
Investment carrying amount	$65,766	$62,044
Unfunded capital and other commitments	62,101	52,806
Maximum exposure to loss	72,802	74,242
The Company is required to consolidate VIEs in which it has concluded it has significant involvement and the ability to direct the activities that impact the entity’s economic performance. The Company is the managing general partner of entities in which it shares interest in tax-advantaged investments with a third party. At June 30, 2025, and December 31, 2024, approximately $65.29 million and $78.20 million, respectively, of the Company’s assets and $0.00 million and $0.00 million, respectively, of its liabilities included on the Consolidated Statements of Financial Condition were related to tax-advantaged investment VIEs which the Company has consolidated. The assets of the consolidated VIEs are reported in Other Assets, the liabilities are reported in Other Liabilities, and the non-controlling interest is reported in Equity on the Consolidated Statements of Financial Condition. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIE do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIE is generally limited to the carrying value of its variable interest plus any related tax credits previously recognized.
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
The following table shows subordinated notes at June 30, 2025.

(Dollars in thousands)	Amount of Subordinated Notes	Interest Rate	Maturity Date
June 2007 issuance (1)	$41,238	7.22%	6/15/2037
August 2007 issuance (2)	17,526	6.06%	9/15/2037
Total	$58,764

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
Stock options, where the exercise price was greater than the average market price of the common shares, were excluded from the computation of diluted earnings per common share because the result would have been antidilutive. There were no stock options outstanding as of June 30, 2025, and 2024.
The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands - except per share amounts)	2025	2024	2025	2024
Distributed earnings allocated to common stock	$9,329	$8,308	$18,166	$16,617
Undistributed earnings allocated to common stock	27,676	28,124	56,042	48,994
Net earnings allocated to common stock	37,005	36,432	74,208	65,611
Net earnings allocated to participating securities	314	361	631	637
Net income allocated to common stock and participating securities	$37,319	$36,793	$74,839	$66,248

Weighted average shares outstanding for basic earnings per common share	24,541,385	24,495,495	24,544,120	24,477,292
Dilutive effect of stock compensation	—	—	—	—
Weighted average shares outstanding for diluted earnings per common share	24,541,385	24,495,495	24,544,120	24,477,292

Basic earnings per common share	$1.51	$1.49	$3.02	$2.68
Diluted earnings per common share	$1.51	$1.49	$3.02	$2.68

Note 12 — Stock Based Compensation
As of June 30, 2025, the Company had four active stock-based employee compensation plans, which are more fully described in Note 16 of the Consolidated Financial Statements in 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2024. These plans include three executive stock award plans, the Executive Incentive Plan (EIP), the Restricted Stock Award Plan (RSAP), the Strategic Deployment Incentive Plan (SDP); and the Employee Stock Purchase Plan (ESPP). The 2011 Stock Option Plan was approved by the shareholders on April 21, 2011, but the Company had not made any grants through June 30, 2025.
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
Total fair value of options vested and expensed was zero for the six months ended June 30, 2025, and 2024. As of June 30, 2025, and 2024 there were no outstanding stock options. There were no stock options exercised during the six months ended June 30, 2025, and 2024. All shares issued in connection with stock option exercises are issued from available treasury stock.
As of June 30, 2025, there was $11.68 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 3.28 years.

Note 13 — Accumulated Other Comprehensive Loss
The following table presents reclassifications out of accumulated other comprehensive income (loss) related to unrealized gains and losses on available-for-sale securities.

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Consolidated Statements of Income
(Dollars in thousands)	2025	2024	2025	2024
Realized losses included in net income	$(997)	$—	$(997)	$—	Losses on investment securities available-for-sale
	(997)	—	(997)	—	Income before income taxes
Tax effect	240	—	240	—	Income tax expense
Net of tax	$(757)	$—	$(757)	$—	Net income

Note 14 — Income Taxes
The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized was zero at June 30, 2025, and December 31, 2024. Interest and penalties are recognized through the income tax provision. For the six months ended June 30, 2025, the Company recognized the receipt of a one-time $0.74 million after-tax interest payment on federal tax refunds from tax credit carrybacks and no penalties. For the three and six months ended June 30, 2025, and 2024, the Company recognized no interest expense or penalties. There were no accrued interest and penalties at June 30, 2025, and December 31, 2024.
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
The Company elected fair value accounting for mortgages held for sale and for its best-efforts forward sales commitments. The Company economically hedges its mortgages held for sale at the time the interest rate locks are issued to the customers. The Company believes the election for mortgages held for sale will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives or best-efforts forward sales commitments. At June 30, 2025, and December 31, 2024, all mortgages held for sale were carried at fair value.

The following table shows the differences between the fair value carrying amount of mortgages held for sale measured at fair value and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity.

(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Excess of fair value carrying amount over (under) unpaid principal
June 30, 2025
Mortgages held for sale reported at fair value	$4,334	$4,025	$309	(1)

December 31, 2024
Mortgages held for sale reported at fair value	$2,569	$2,343	$226	(1)

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
The following table shows the balance of assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2025
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$402,230	$287,201	$—	$689,431
U.S. States and political subdivisions securities	—	98,892	971	99,863
Mortgage-backed securities — Federal agencies	—	666,863	—	666,863
Total debt securities available-for-sale	402,230	1,052,956	971	1,456,157
Mortgages held for sale	—	4,334	—	4,334
Accrued income and other assets (interest rate swap agreements)	—	18,496	—	18,496
Total	$402,230	$1,075,786	$971	$1,478,987

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$18,843	$—	$18,843
Total	$—	$18,843	$—	$18,843

December 31, 2024
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$446,021	$311,728	$—	$757,749
U.S. States and political subdivisions securities	—	81,600	1,032	82,632
Mortgage-backed securities — Federal agencies	—	695,918	—	695,918
Total debt securities available-for-sale	446,021	1,089,246	1,032	1,536,299
Mortgages held for sale	—	2,569	—	2,569
Accrued income and other assets (interest rate swap agreements)	—	16,424	—	16,424
Total	$446,021	$1,108,239	$1,032	$1,555,292

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$16,727	$—	$16,727
Total	$—	$16,727	$—	$16,727

The following table shows changes in Level 3 assets measured at fair value on a recurring basis for the quarter ended June 30, 2025, and 2024.

(Dollars in thousands)	U.S. States and political subdivisions securities
Beginning balance April 1, 2025	$958
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income (loss)	13
Purchases	—
Issuances	—
Sales	—
Settlements	—
Maturities	—
Transfers into Level 3	—
Transfers out of Level 3	—
Ending balance June 30, 2025	$971

Beginning balance April 1, 2024	$1,044
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income (loss)	(7)
Purchases	—
Issuances	—
Sales	—
Settlements	—
Maturities	—
Transfers into Level 3	—
Transfers out of Level 3	—
Ending balance June 30, 2024	$1,037
There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2025, or 2024.
The following table shows the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a recurring basis.

(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
June 30, 2025
Debt securities available-for sale
Direct placement municipal securities	$971	Discounted cash flows	Credit spread assumption	3.30% - 4.26%	3.70%

December 31, 2024
Debt securities available-for sale
Direct placement municipal securities	$1,032	Discounted cash flows	Credit spread assumption	1.15% - 4.59%	3.96%
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
Collateral-dependent impaired loans and related write-downs are based on the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are reviewed quarterly and estimated using customized discounting criteria, appraisals and dealer and trade magazine quotes which are used in a market valuation approach. In accordance with fair value measurements, only impaired loans for which an allowance for loan loss has been established based on the fair value of collateral require classification in the fair value hierarchy. As a result, only a portion of the Company’s collateral-dependent loans are classified in the fair value hierarchy.
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
For assets measured at fair value on a nonrecurring basis, the following represents impairment charges (recoveries) recognized on these assets during the quarter ended June 30, 2025: collateral-dependent impaired loans - $0.02 million; mortgage servicing rights - $0.00 million; repossessions - $0.00 million; and other real estate - $0.00 million.

The following table shows the carrying value of assets measured at fair value on a non-recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2025
Collateral-dependent impaired loans	$—	$—	$33,725	$33,725
Accrued income and other assets (mortgage servicing rights)	—	—	3,313	3,313
Accrued income and other assets (repossessions)	—	—	3,549	3,549
Total	$—	$—	$40,587	$40,587

December 31, 2024
Collateral-dependent impaired loans	$—	$—	$725	$725
Accrued income and other assets (mortgage servicing rights)	—	—	3,436	3,436
Accrued income and other assets (repossessions)	—	—	155	155
Accrued income and other assets (other real estate)	—	—	460	460
Total	$—	$—	$4,776	$4,776
The following table below shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a non-recurring basis.

(Dollars in thousands)	Carrying Value	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
June 30, 2025
Collateral-dependent impaired loans	$33,725	$33,725	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	10% - 50%	31.7%

Mortgage servicing rights	3,313	7,732	Discounted cash flows	Constant prepayment rate (CPR)	6.0% - 25.6%	6.7%
				Discount rate	10.8% - 12.8%	10.9%

Repossessions	3,549	3,639	Appraisals, trade publications and auction values	Discount for lack of marketability	0% - 40%	2%

December 31, 2024
Collateral-dependent impaired loans	$725	$725	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	25% - 30%	28.0%

Mortgage servicing rights	3,436	7,480	Discounted cash flows	Constant prepayment rate (CPR)	7.6% - 23.0%	7.6%
				Discount rate	11.1% - 13.1%	11.3%

Repossessions	155	170	Appraisals, trade publications and auction values	Discount for lack of marketability	0% - 10%	9%

Other real estate	460	500	Appraisals	Discount for lack of marketability	0% - 8%	8%
GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.

The following table shows the fair values of the Company’s financial instruments.

(Dollars in thousands)	Carrying or Contract Value	Fair Value	Level 1	Level 2	Level 3
June 30, 2025
Assets:
Cash and due from banks	$88,810	$88,810	$88,810	$—	$—
Federal funds sold and interest bearing deposits with other banks	60,298	60,298	60,298	—	—
Investment securities, available-for-sale	1,456,157	1,456,157	402,230	1,052,956	971
Other investments	22,140	22,140	22,140	—	—
Mortgages held for sale	4,334	4,334	—	4,334	—
Loans and leases, net of allowance for loan and lease losses	6,934,485	6,902,532	—	—	6,902,532
Mortgage servicing rights	3,313	7,732	—	—	7,732
Accrued interest receivable	32,368	32,368	—	32,368	—
Interest rate swaps	18,496	18,496	—	18,496	—
Liabilities:
Deposits	$7,442,669	$7,438,185	$5,544,815	$1,893,370	$—
Short-term borrowings	110,058	110,058	60,011	50,047	—
Long-term debt and mandatorily redeemable securities	41,850	41,639	—	41,639	—
Subordinated notes	58,764	59,081	—	59,081	—
Accrued interest payable	26,113	26,113	—	26,113	—
Interest rate swaps	18,843	18,843	—	18,843	—
Off-balance-sheet instruments *	—	110	—	110	—

December 31, 2024
Assets:
Cash and due from banks	$76,837	$76,837	$76,837	$—	$—
Federal funds sold and interest bearing deposits with other banks	47,989	47,989	47,989	—	—
Investment securities, available-for-sale	1,536,299	1,536,299	446,021	1,089,246	1,032
Other investments	23,855	23,855	23,855	—	—
Mortgages held for sale	2,569	2,569	—	2,569	—
Loans and leases, net of allowance for loan and lease losses	6,699,268	6,608,109	—	—	6,608,109
Mortgage servicing rights	3,436	7,480	—	—	7,480
Accrued interest receivable	32,790	32,790	—	32,790	—
Interest rate swaps	16,424	16,424	—	16,424	—
Liabilities:
Deposits	$7,230,035	$7,226,239	$5,440,309	$1,785,930	$—
Short-term borrowings	249,198	249,198	74,198	175,000	—
Long-term debt and mandatorily redeemable securities	39,156	38,784	—	38,784	—
Subordinated notes	58,764	56,903	—	56,903	—
Accrued interest payable	36,494	36,494	—	36,494	—
Interest rate swaps	16,727	16,727	—	16,727	—
Off-balance-sheet instruments *	—	144	—	144	—

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
ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis is presented to provide information concerning 1st Source Corporation and its subsidiaries’ (collectively referred to as “the Company”, “we”, and “our”) financial condition as of June 30, 2025, as compared to December 31, 2024, and the results of operations for the three and six months ended June 30, 2025, and 2024. This discussion and analysis should be read in conjunction with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2024 Annual Report.
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

FINANCIAL CONDITION
Our total assets at June 30, 2025, were $9.09 billion, an increase of $155.22 million or 1.74% from December 31, 2024. Total investment securities available-for-sale were $1.46 billion, a decrease of $80.14 million or 5.22% from December 31, 2024. The largest contributor to the decrease in investment securities available-for-sale was expected redemptions. Federal funds sold and interest bearing deposits with other banks were $60.30 million, an increase of $12.31 million or 25.65% from December 31, 2024. The increase in federal funds sold and interest bearing deposits with other banks was due to higher interest bearing deposits at other banks as a result of growth in deposit balances and the expected maturities of investment securities.
Total loans and leases were $7.10 billion, an increase of $243.16 million or 3.55% from December 31, 2024. The largest contributors to the increase in loans and leases was growth in the renewable energy, commercial and agricultural, commercial real estate and residential real estate and home equity portfolios, offset by decreases in the consumer and medium and heavy duty truck portfolios. Our foreign loan and lease balances, all denominated in U.S. dollars were $301.53 million and $301.18 million as of June 30, 2025, and December 31, 2024, respectively. Foreign loans and leases are in aircraft financing. Loan and lease balances to borrowers in Brazil and Mexico were $138.16 million and $146.11 million as of June 30, 2025, respectively, compared to $129.12 million and $145.85 million as of December 31, 2024, respectively. As of June 30, 2025, and December 31, 2024, there was not a significant concentration in any other country.
Equipment owned under operating leases was $8.65 million, a decrease of $2.83 million, or 24.65% compared to December 31, 2024. The largest contributors to the decrease in equipment owned under operating leases was reduced leasing volume primarily due to a change in customer preferences and continued competitive pricing pressure for new business.
Total deposits were $7.44 billion, an increase of $212.63 million or 2.94% from the end of 2024. The largest contributors to the increase in total deposits were higher savings, time and interest-bearing demand deposits offset by a decrease in non-interest bearing deposits. Rate competition for deposits persisted during the second quarter across our footprint from various sources, including traditional bank and credit union competitors, money market funds, bond markets, and other non-bank alternatives.
Short-term borrowings were $110.06 million, a decrease of $139.14 million or 55.84% from December 31, 2024, due primarily to the maturity and pay off of $100 million in borrowings from the Federal Reserve’s Bank Term Funding Program and pay downs of short-term FHLB borrowings. Long-term debt and mandatorily redeemable securities were $41.85 million, an increase of $2.69 million or 6.88% from December 31, 2024, due primarily to an increase in mandatorily redeemable securities. Accrued expenses and other liabilities were $176.40 million, an increase of $3.12 million or 1.80% from December 31, 2024, mainly due to increased accrued accounts payable and unfunded partnership commitments offset by a decrease in accrued interest payable.
The following table shows accrued income and other assets.

(Dollars in thousands)	June 30, 2025	December 31, 2024
Accrued income and other assets:
Bank owned life insurance cash surrender value	$87,210	$86,396
Operating lease right of use assets	20,280	21,076
Accrued interest receivable	32,368	32,790
Mortgage servicing rights	3,313	3,436
Other real estate	—	460
Repossessions	3,549	155
Partnership investments carrying amount	131,052	140,244
Deferred tax assets	55,815	55,543
All other assets	39,201	56,185
Total accrued income and other assets	$372,788	$396,285
The largest contributors to the decrease in accrued income and other assets from December 31, 2024, were decreases in accounts receivable and partnership investments offset by increased repossessions.

CAPITAL
As of June 30, 2025, total shareholders’ equity was $1.20 billion, up $87.52 million, or 7.88% from the $1.11 billion at December 31, 2024. In addition to net income of $74.84 million, other significant changes in shareholders’ equity during the first six months of 2025 included $18.22 million of dividends paid. The accumulated other comprehensive loss component of shareholders’ equity decreased to $56.76 million at June 30, 2025, compared to $87.23 million at December 31, 2024, due to changes in market conditions on our available-for-sale investment portfolio. Our shareholders’ equity-to-assets ratio was 13.19% as of June 30, 2025, compared to 12.44% at December 31, 2024. Book value per common share increased to $48.86 at June 30, 2025, from $45.31 at December 31, 2024, primarily due to increased retained earnings and decreased accumulated other comprehensive losses.
We declared and paid cash dividends per common share of $0.38 during the second quarter of 2025. The trailing four quarters dividend payout ratio, representing cash dividends per common share divided by diluted earnings per common share, was 25.57%. The dividend payout is continually reviewed by management and the Board of Directors subject to the Company’s capital and dividend policy.
The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations.
The actual capital amounts and ratios of 1st Source Corporation and 1st Source Bank as of June 30, 2025, remained at their historically strong and conservative levels and are presented in the table below.

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$1,393,257	17.30%	$644,248	8.00%	$845,575	10.50%	$805,310	10.00%
1st Source Bank	1,284,609	15.95	644,302	8.00	845,647	10.50	805,378	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	1,291,720	16.04	483,186	6.00	684,513	8.50	644,248	8.00
1st Source Bank	1,183,063	14.69	483,227	6.00	684,571	8.50	644,302	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	1,175,885	14.60	362,389	4.50	563,717	7.00	523,451	6.50
1st Source Bank	1,124,228	13.96	362,420	4.50	563,764	7.00	523,496	6.50
Tier 1 Capital (to Average Assets):
1st Source Corporation	1,291,720	14.39	359,155	4.00	N/A	N/A	448,944	5.00
1st Source Bank	1,183,063	13.18	359,048	4.00	N/A	N/A	448,810	5.00
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

We maintain prudent strategies to support a strong liquidity position. The following table represents our sources of liquidity as of June 30, 2025.

(Dollars in thousands)	Available
Internal Sources
Unencumbered securities	$1,221,043
External Sources
FHLB advances(1)	561,709
FRB borrowings	424,728
Fed funds purchased(2)	410,000
Brokered deposits(3)	365,762
Listing services deposits(3)	452,457
Total liquidity	$3,435,699
% of Total deposits net brokered and listing services certificates of deposit	49.80%
(1) Availability is shown net of required stock purchases under the FHLB activity-based stock ownership requirement, which is currently 4.50%, and may vary
(2) Availability contingent on correspondent bank approvals at time of borrowing
(3) Availability contingent on internal borrowing guidelines
External sources as listed in the table above are managed to approved guidelines by our Board of Directors. Total net available liquidity was $3.44 billion at June 30, 2025, which accounted for approximately 50% of total deposits net of brokered and listing services certificates of deposit.
Our loan to asset ratio was 78.11% at June 30, 2025, compared to 76.74% at December 31, 2024, and 74.94% at June 30, 2024. Cash and cash equivalents totaled $149.11 million at June 30, 2025, compared to $124.83 million at December 31, 2024, and $269.24 million at June 30, 2024. The increase in cash and cash equivalents for the six month period ended June 30, 2025 was primarily due to an increase in deposits and the expected redemptions of investment securities available-for-sale. The decrease in cash and cash equivalents compared to June 30, 2024, was primarily due to funding loan growth and the repayment of short-term borrowings. At June 30, 2025, the Consolidated Statements of Financial Condition was rate sensitive by $462.18 million more liabilities than assets scheduled to reprice within one year, or approximately 0.90%. Management believes that the present funding sources provide adequate liquidity to meet our cash flow needs.
Under Indiana law governing the collateralization of public fund deposits, the Indiana Board of Depositories determines which financial institutions are required to pledge collateral based on the strength of their financial ratings. We have been informed that no collateral is required for our public fund deposits. However, the Board of Depositories could alter this requirement in the future and adversely impact our liquidity. Our potential liquidity exposure if we must pledge collateral is approximately $1.48 billion.
RESULTS OF OPERATIONS
Net income available to common shareholders for the three and six month periods ended June 30, 2025, was $37.32 million and $74.84 million compared to $36.79 million and $66.25 million for the same periods in 2024. Diluted net income per common share was $1.51 and $3.02 for the three and six month periods ended June 30, 2025, compared to $1.49 and $2.68 earned for the same periods in 2024. Return on average common shareholders’ equity was 12.96% for the six months ended June 30, 2025, compared to 13.10% in 2024. The return on total average assets was 1.69% for the six months ended June 30, 2025, compared to 1.53% in 2024.
Net income increased for the six months ended June 30, 2025, compared to the first six months of 2024. Net interest income and noninterest income increased offset partially by an increase in the provision for credit losses and noninterest expense. Details of the changes in the various components of net income are discussed further below.

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
DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL

				Three Months Ended
	June 30, 2025			March 31, 2025			June 30, 2024
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
ASSETS
Investment securities available-for-sale:
Taxable	$1,444,203	$8,602	2.39%	$1,488,005	$8,153	2.22%	$1,524,751	$5,900	1.56%
Tax exempt(1)	32,418	375	4.64%	31,172	349	4.54%	29,611	319	4.33%
Mortgages held for sale	3,385	55	6.52%	2,409	39	6.57%	4,179	65	6.26%
Loans and leases, net of unearned discount(1)	6,968,463	117,250	6.75%	6,798,952	113,596	6.78%	6,606,209	113,115	6.89%
Other investments	95,469	1,087	4.57%	114,252	1,314	4.66%	138,768	1,914	5.55%
Total earning assets(1)	8,543,938	127,369	5.98%	8,434,790	123,451	5.94%	8,303,518	121,313	5.88%
Cash and due from banks	67,535			64,009			60,908
Allowance for loan and lease losses	(159,418)			(157,318)			(149,688)
Other assets	510,079			514,797			546,268
Total assets	$8,962,134			$8,856,278			$8,761,006

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$5,774,752	$39,106	2.72%	$5,745,134	$39,846	2.81%	$5,603,880	$43,095	3.09%
Short-term borrowings:
Securities sold under agreements to repurchase	60,863	121	0.80%	58,232	104	0.72%	61,729	146	0.95%
Other short-term borrowings	61,917	688	4.46%	18,450	128	2.81%	159,953	2,012	5.06%
Subordinated notes	58,764	1,007	6.87%	58,764	1,014	7.00%	58,764	1,061	7.26%
Long-term debt and mandatorily redeemable securities	41,328	1,102	10.70%	39,675	1,274	13.02%	38,590	805	8.39%
Total interest-bearing liabilities	5,997,624	42,024	2.81%	5,920,255	42,366	2.90%	5,922,916	47,119	3.20%
Noninterest-bearing deposits	1,574,332			1,588,408			1,579,798
Other liabilities	144,057			139,379			159,552
Shareholders’ equity	1,187,076			1,141,922			1,027,138
Noncontrolling interests	59,045			66,314			71,602
Total liabilities and equity	$8,962,134			$8,856,278			$8,761,006
Less: Fully tax-equivalent adjustments		(153)			(147)			(144)
Net interest income/margin (GAAP-derived)(1)		$85,192	4.00%		$80,938	3.89%		$74,050	3.59%
Fully tax-equivalent adjustments		153			147			144
Net interest income/margin - FTE(1)		$85,345	4.01%		$81,085	3.90%		$74,194	3.59%

(1) See “Reconciliation of Non-GAAP Financial Measures” at the end of this section for additional information on this performance measure/ratio.
Quarter Ended June 30, 2025, compared to the Quarter Ended June 30, 2024
The taxable-equivalent net interest income for the three months ended June 30, 2025, was $85.35 million, an increase of 15.03% over the same period in 2024. The net interest margin on a fully taxable-equivalent basis was 4.01% for the three months ended June 30, 2025, compared to 3.59% for the three months ended June 30, 2024.
During the three month period ended June 30, 2025, average earning assets increased $240.42 million, up 2.90% over the comparable period in 2024. Average interest-bearing liabilities increased $74.71 million or 1.26%. The yield on average earning assets increased 10 basis points to 5.98% from 5.88% at June 30, 2024, primarily due to higher loan and lease average balances and higher rates on investment securities. Total cost of average interest-bearing liabilities decreased 39 basis points to 2.81% from 3.20% primarily as a result of lower rates on interest-bearing deposits and other short-term borrowings. The result to the tax-equivalent net interest margin, or the ratio of tax-equivalent net interest income to average earning assets, was an increase of 42 basis points.

The largest contributors to the improved yield on average earning assets for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, was an increase in average loan and lease balances and higher rates on investments securities offset by lower rates on other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank (FHLB) stock and commercial paper. The yield on loans and leases decreased 14 basis points, mainly from lower rates on loans during the quarter compared to the prior year second quarter. Average loans and leases increased $362.25 million or 5.48%, primarily in the renewable energy, commercial real estate, commercial and agricultural, and construction equipment portfolios. Net interest reversals during the quarter had no impact on the yield on average loans and leases while net interest recoveries contributed five basis points to the average loans and leases yield during the prior year second quarter. Average investment securities decreased $77.74 million or 5.00%, due to the expected redemption of securities used to fund loan growth and pay down short-term borrowings. Average other investments, primarily held at the Federal Reserve Bank, decreased $43.30 million or 31.20% and were used to fund loan growth.
Average interest-bearing deposits increased $170.87 million, or 3.05% for the second quarter of 2025 over the same period in 2024 primarily in interest-bearing demand and savings deposits. The effective rate on average interest-bearing deposits decreased 37 basis points to 2.72% from 3.09%, primarily as a result of Fed rate cuts during the second half of 2024. Average noninterest-bearing deposits declined $5.47 million or 0.35% for the second quarter of 2025 over the same period in 2024.
Average short-term borrowings decreased $98.90 million or 44.61% for the second quarter of 2025 compared to the same period in 2024. Interest on short-term borrowings decreased 124 basis points due to the maturity and pay off of $100 million in borrowings from the Federal Reserve’s Bank Term Funding Program during the first quarter of this year along with lower rates on short-term FHLB borrowings. Interest on subordinated notes decreased 39 basis points during the second quarter of 2025 from the same period a year ago due to a variable rate decrease on one tranche. Average long-term debt and mandatorily redeemable securities balances increased $2.74 million or 7.10%. Interest on long-term debt and mandatorily redeemable securities increased 231 basis points during the second quarter of 2025 from the same period in 2024, primarily due to higher imputed interest on mandatorily redeemable securities from a larger increase in book value per share during the quarter compared to the previous year’s second quarter. Mandatorily redeemable securities are issued under the terms of one of our executive incentive compensation plans and are settled based on book value per share with changes from the previous reporting date recorded as interest expense.

	Six Months Ended
	June 30, 2025			June 30, 2024
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
ASSETS
Investment securities available-for-sale:
Taxable	$1,465,984	$16,755	2.30%	$1,550,665	$11,979	1.55%
Tax exempt(1)	31,798	724	4.59%	30,563	646	4.25%
Mortgages held for sale	2,899	94	6.54%	3,004	99	6.63%
Loans and leases, net of unearned discount(1)	6,884,176	230,846	6.76%	6,555,139	222,364	6.82%
Other investments	104,808	2,401	4.62%	103,470	2,841	5.52%
Total earning assets(1)	8,489,665	250,820	5.96%	8,242,841	237,929	5.80%
Cash and due from banks	65,782			61,399
Allowance for loan and lease losses	(158,374)			(149,335)
Other assets	512,426			551,670
Total assets	$8,909,499			$8,706,575

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$5,760,025	$78,952	2.76%	$5,499,367	$82,839	3.03%
Short-term borrowings:
Securities sold under agreements to repurchase	59,555	225	0.76%	54,851	193	0.71%
Other short-term borrowings	40,304	816	4.08%	197,313	5,067	5.16%
Subordinated notes	58,764	2,021	6.94%	58,764	2,122	7.26%
Long-term debt and mandatorily redeemable securities	40,506	2,376	11.83%	42,904	1,451	6.80%
Total interest-bearing liabilities	5,959,154	84,390	2.86%	5,853,199	91,672	3.15%
Noninterest-bearing deposits	1,581,331			1,598,024
Other liabilities	141,731			163,655
Shareholders’ equity	1,164,624			1,016,712
Noncontrolling interests	62,659			74,985
Total liabilities and equity	$8,909,499			$8,706,575
Less: Fully tax-equivalent adjustments		(300)			(292)
Net interest income/margin (GAAP-derived)(1)		$166,130	3.95%		$145,965	3.56%
Fully tax-equivalent adjustments		300			292
Net interest income/margin - FTE(1)		$166,430	3.95%		$146,257	3.57%

(1) See “Reconciliation of Non-GAAP Financial Measures” at the end of this section for additional information on this performance measure/ratio.
Six Months Ended June 30, 2025, compared to the Six Months Ended June 30, 2024
The taxable-equivalent net interest income for the six months ended June 30, 2025, was $166.43 million, an increase of 13.79% over the same period in 2024. The net interest margin on a fully taxable-equivalent basis was 3.95% for the six months ended June 30, 2025, compared to 3.57% for the same period in 2024.
During the six month period ended June 30, 2025, average earning assets increased $246.82 million, up 2.99% over the comparable period in 2024. Average interest-bearing liabilities increased $105.96 million or 1.81%. The yield on average earning assets increased 16 basis points to 5.96% from 5.80% primarily due to higher loan and lease average balances and higher rates on investment securities offset by lower rates on other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank (FHLB) stock and commercial paper. Total cost of average interest-bearing liabilities decreased 29 basis points to 2.86% from 3.15% as a result of repricing of interest-bearing deposits and lower interest expense on other short-term borrowings which is predominately short-term FHLB borrowings offset by higher rates on mandatorily redeemable securities. The result to the net interest margin, or the ratio of net interest income to average earning assets, was a net 38 basis point improvement.
The largest contributors to the improved yield on average earning assets for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was an increase in average loan and lease balances and higher rates on investment securities. Average loans and leases increased $329.04 million, up 5.02%. Average investment securities decreased $83.45 million or 5.28% which represents the expected maturity of securities used to support liquidity and fund loan growth.

Average interest-bearing deposits increased $260.66 million or 4.74% for the first six months of 2025 over the same period in 2024 primarily due to the increased interest-bearing demand deposits, savings, and time deposit balances. The effective rate paid on average interest-bearing deposits decreased 27 basis points to 2.76% from 3.03% mainly from Fed rate cuts during the second half of 2024. Average noninterest-bearing deposits declined $16.69 million or 1.04% for the first six months of 2025 over the same period in 2024 primarily due to persistent rate competition for deposits and greater utilization of excess funds by our business customers.
Average short-term borrowings decreased $152.31 million or 60.40% for the first six months of 2025 compared to the same period in 2024. Interest paid on short-term borrowings decreased 209 basis points due to the maturity and pay off of $100 million in borrowings from the Federal Reserve’s Bank Term Funding Program and lower short-term FHLB borrowings. Interest paid on subordinated notes decreased 32 basis points during the first six months due to a variable rate decrease on one tranche. Average long-term debt and mandatorily redeemable securities balances decreased $2.40 million or 5.59%, primarily from maturity of long term debt. Interest paid on long-term debt and mandatorily redeemable securities increased 503 basis points during the first half of 2025 compared to the same time period in 2024 due to higher imputed interest on mandatorily redeemable securities from an increase in book value per share during 2025. Mandatorily redeemable securities are issued under the terms of one of our executive incentive compensation plans and are settled based on book value per share with changes from the previous reporting date recorded as interest expense.
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

		Three Months Ended			Six Months Ended
		June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars in thousands)		2025	2025	2024	2025	2024
Calculation of Net Interest Margin
(A)	Interest income (GAAP)	$127,216	$123,304	$121,169	$250,520	$237,637
	Fully tax-equivalent adjustments:
(B)	- Loans and leases	75	75	79	150	160
(C)	- Tax-exempt investment securities	78	72	65	150	132
(D)	Interest income - FTE (A+B+C)	127,369	123,451	121,313	250,820	237,929
(E)	Interest expense (GAAP)	42,024	42,366	47,119	84,390	91,672
(F)	Net interest income (GAAP) (A–E)	85,192	80,938	74,050	166,130	145,965
(G)	Net interest income - FTE (D–E)	85,345	81,085	74,194	166,430	146,257
(H)	Annualization factor	4.011	4.056	4.022	2.017	2.011
(I)	Total earning assets	$8,543,938	$8,434,790	$8,303,518	$8,489,665	$8,242,841
	Net interest margin (GAAP-derived) (F*H)/I	4.00%	3.89%	3.59%	3.95%	3.56%
	Net interest margin - FTE (G*H)/I	4.01%	3.90%	3.59%	3.95%	3.57%

PROVISION AND ALLOWANCE FOR CREDIT LOSSES
The provision for credit losses for the three and six months ended June 30, 2025, was $7.69 million and $10.96 million compared to a recovery of $0.31 million and a provision of $7.16 million during the three and six months ended June 30, 2024. Net charge-offs of $1.87 million or 0.11% of average loans and leases were recorded for the second quarter of 2025, compared to net recoveries of $1.99 million or 0.12% of average loans and leases for the same quarter a year ago. Year-to-date net charge-offs of $2.05 million or 0.06% of average loans and leases have been recorded in 2025, compared to net charge-offs of $4.14 million or 0.13% of average loans and leases through June 30, 2024. Net charge-offs recognized in 2025 are principally concentrated in the construction equipment, consumer, and auto and light truck portfolios.

The provision for credit losses for the three months ended June 30, 2025, was principally driven by loan growth and an increase in special attention balances which are reserved at higher rates, most notably in the auto and light truck portfolio. The forecast adjustment was unchanged as the previous assumptions continue to be applicable to economic conditions expected during the forecast period. Risks include an unpredictable trade environment, a weakened domestic GDP outlook, heightened geopolitical instability, continued tight credit conditions, limited softening in the labor market, and continued elevated levels of inflation and interest rates. We remain concerned about the potential risks in the small business portion of the commercial and agricultural portfolio, as domestic trade proposals increase the potential for pricing instability and shifting demand dynamics which may impact our customers. The agricultural portion of this portfolio is reporting increased special attention activity as financial performance has been adversely impacted by lower commodity prices. Clients in our auto and light truck portfolio are experiencing lower rental rates, higher fleet carrying costs, and overcapacity. A modest qualitative adjustment was made in the current quarter to account for higher special attention balances along with increasing delinquency and nonperforming rates in the auto rental portion of the portfolio. Consumers remain under stress, economic imbalances are prevalent, and confidence is waning. Reserves for assets individually evaluated total $2.26 million this quarter, consisting largely of accounts in our auto and light truck and commercial and agricultural portfolios.
We continually evaluate risks which may impact our loan portfolios. Such risks include a weakened economic outlook and increased uncertainty fueled by proposed significant changes in domestic trade policy, ongoing conflicts around the world with the potential to impact commodity prices and shipping routes, and the Federal Reserve’s challenge of maintaining full employment, while balancing inflation and interest rate concerns in an effort to maintain overall economic stability. The possibility for a downside economic scenario is heightened as disruptive trade policy, geopolitical uncertainty, and fragile growth prospects raise the potential for adverse impacts in the domestic and global economies. The potential for trade disruption increases asset price volatility and higher interest rates apply downward pressure to asset values which collateralize our loans. Credit market conditions remain tightened, and uncertainty is pervasive. The growth outlook in the U.S. remains weakened and is susceptible to disruption caused by global conflicts and an environment of heightened instability. Our domestic political environment is fraught with uncompromising partisanship. Political discord and corruption scandals are also an ever-present threat in our Latin American markets. Globally, there is an ongoing threat of terrorism.
Our aircraft portfolio exhibits collateral concentration and contains $302 million of foreign exposure at June 30, 2025, the majority of which is in Mexico and Brazil. We review political and economic data for these countries on a regular basis to assess the impact the environment may have on our customers. We have recognized minimal credit losses in recent years in the aircraft portfolio. However, historically, we have experienced brief periods of volatile and unanticipated losses in both foreign and domestic aircraft. Losses have been primarily attributable to unexpected declines in the value of specific aircraft collateral at a time when the borrower is experiencing financial difficulties. We review and assess aircraft values on an ongoing basis and use a tiered approach to establish advance rates and amortization schedules to limit collateral exposure. We continually monitor individual customer performance and assess risks in the overall portfolio.
On June 30, 2025, 30 day and over loan and lease delinquency as a percentage of loan and lease balances was 0.52%, compared to 0.36% on June 30, 2024. The allowance for loan and lease losses as a percentage of loans and leases outstanding at the end of the period was 2.30% compared to 2.26% one year ago. A summary of loan and lease loss experience during the three and six months ended June 30, 2025, and 2024 is located in Note 5 of the Consolidated Financial Statements.

NONPERFORMING ASSETS
The following table shows nonperforming assets.

(Dollars in thousands)	June 30, 2025	December 31, 2024	June 30, 2024
Loans and leases past due 90 days or more and accruing	$198	$106	$185
Nonaccrual loans and leases	71,732	30,613	20,297
Other real estate	—	460	—
Repossessions	3,549	155	352
Equipment owned under operating leases	62	—	—
Total nonperforming assets	$75,541	$31,334	$20,834
Nonperforming assets to loans and leases, net of unearned discount	1.06%	0.46%	0.31%
Nonperforming assets totaled $75.54 million at June 30, 2025, an increase of 141.08% from the $31.33 million reported at December 31, 2024, and a 262.59% increase from the $20.83 million reported at June 30, 2024. The increase in nonperforming assets during the first six months of 2025 was primarily related to higher nonaccrual loans and leases and repossessions. The increase in nonperforming assets as of June 30, 2025, from June 30, 2024, was also related to an increase in nonaccrual loans and leases and repossessions. There were no properties held in other real estate as of June 30, 2025.
The increase in nonaccrual loans and leases at June 30, 2025, from December 31, 2024, was predominantly in our auto and light truck portfolio as several large accounts were transferred to nonaccrual status during the year. A summary of nonaccrual loans and leases and past due aging for the periods ended June 30, 2025, and December 31, 2024, is located in Note 4 of the Consolidated Financial Statements.
Repossessions consisted primarily of two loan relationships in the construction equipment portfolio and one in the domestic aircraft portfolio, coupled with minimal amounts in our auto and light truck, and consumer portfolios at June 30, 2025. At the time of repossession, the recorded amount of the loan or lease is written down to the fair value of the equipment or vehicle by a charge to the allowance for loan and lease losses or other income, if a positive adjustment, unless the equipment is in the process of immediate sale. Any subsequent fair value write-downs or write-ups, to the extent of previous write-downs, are included in noninterest expense.
The following table shows a summary of repossessions and other real estate.

(Dollars in thousands)	June 30, 2025	December 31, 2024	June 30, 2024
Commercial and agricultural	$—	$—	$—
Renewable energy	—	—	—
Auto and light truck	134	—	80
Medium and heavy duty truck	—	—	—
Aircraft	900	—	—
Construction equipment	2,504	594	211
Commercial real estate	—	—	—
Residential real estate and home equity	—	—	—
Consumer	11	21	61
Total	$3,549	$615	$352
For financial statement purposes, nonaccrual loans and leases are included in loan and lease outstandings, whereas repossessions and other real estate are included in other assets.

NONINTEREST INCOME
The following table shows the details of noninterest income.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Noninterest income:
Trust and wealth advisory	$7,266	$7,081	$185	2.61%	$13,932	$13,368	$564	4.22%
Service charges on deposit accounts	3,189	3,203	(14)	(0.44)%	6,260	6,273	(13)	(0.21)%
Debit card	4,567	4,562	5	0.11%	8,716	8,763	(47)	(0.54)%
Mortgage banking	1,116	1,280	(164)	(12.81)%	1,969	2,230	(261)	(11.70)%
Insurance commissions	1,685	1,611	74	4.59%	4,125	3,387	738	21.79%
Equipment rental	779	1,257	(478)	(38.03)%	1,678	2,928	(1,250)	(42.69)%
Losses on investment securities available-for-sale	(997)	—	(997)	NM	(997)	—	(997)	NM
Other	5,452	4,227	1,225	28.98%	10,477	8,428	2,049	24.31%
Total noninterest income	$23,057	$23,221	$(164)	(0.71)%	$46,160	$45,377	$783	1.73%
NM = Not Meaningful
Trust and wealth advisory fees (which include investment management fees, estate administration fees, mutual fund fees, annuity fees, and fiduciary fees) increased during the three and six months ended June 30, 2025, compared with the same periods a year ago. Trust and wealth advisory fees are largely based on the number and size of client relationships and the market value of assets under management. The market value of trust assets under management at June 30, 2025, December 31, 2024, and June 30, 2024, was $5.94 billion, $5.97 billion, and $5.83 billion, respectively. Larger than average customer withdrawals to meet income tax payments during the first six months of 2025 resulted in a decrease in assets under management compared to December 31, 2024.
Service charges on deposit accounts remained flat for the comparable periods in 2024.
Debit card income remained flat during the three months ended June 30, 2025, but decreased during the six months ended June 30, 2025, compared to the same periods a year ago. The decrease during the first six months was due to shifts in both client transaction behavior and the networks over which those merchants are routing transactions.

Mortgage banking income decreased during the three and six months ended June 30, 2025, compared to the same periods in 2024. The decrease was primarily a result of lower production of loans originated for the secondary market along with a reduction in servicing fees resulting from fewer loans being serviced for others.
Insurance commissions increased during the three and six months ended June 30, 2025, compared to the same periods a year ago. The increase was mainly due to higher contingent commissions received and an increased book of business.
Equipment rental income decreased for the three and six months ended June 30, 2025, over the comparable periods in 2024. The decline was the result of a reduction in the average equipment rental portfolio by 44.04% over the same period a year ago, due to changing customer preferences and competitive pricing pressures for new business.
Losses on investment securities available-for-sale during 2025 were exclusively the result of repositioning the portfolio during the second quarter. In the repositioning, approximately $26 million of securities with a weighted average yield of 1.04% were sold and used to purchase approximately $26 million of securities with a weighted average yield of 4.18%.
Other income increased for the three and six months ended June 30, 2025, compared to the same periods in 2024. The increase was primarily the result of gains on sale of renewable energy tax equity investments, gains from a small business capital investment, increased customer interest rate swap fees, and higher brokerage and commission fees.

NONINTEREST EXPENSE
The following table shows the details of noninterest expense.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$31,800	$29,238	$2,562	8.76%	$63,915	$58,810	$5,105	8.68%
Net occupancy	3,035	2,908	127	4.37%	6,259	5,904	355	6.01%
Furniture and equipment	1,684	1,265	419	33.12%	3,031	2,414	617	25.56%
Data processing	7,410	6,712	698	10.40%	14,701	13,212	1,489	11.27%
Depreciation – leased equipment	619	999	(380)	(38.04)%	1,337	2,287	(950)	(41.54)%
Professional fees	1,499	1,713	(214)	(12.49)%	3,167	3,058	109	3.56%
FDIC and other insurance	1,438	1,627	(189)	(11.62)%	2,878	3,284	(406)	(12.36)%
Business development and marketing	1,884	2,026	(142)	(7.01)%	3,809	3,770	39	1.03%
Other	3,061	3,373	(312)	(9.25)%	6,409	5,826	583	10.01%
Total noninterest expense	$52,430	$49,861	$2,569	5.15%	$105,506	$98,565	$6,941	7.04%
Salaries and employee benefits increased during the three and six months ended June 30, 2025, compared to the same periods in 2024. Higher salaries and employee benefits were a result of normal merit increases, increased incentive compensation as well as higher group insurance costs as a result of overall higher health insurance claims experienced.
Net occupancy expense increased during the three and six months ended June 30, 2025, compared to the same periods in 2024. The increase was primarily due to higher building depreciation and increased premises expenses.
Furniture and equipment expenses, including depreciation, increased during the three and six months of 2025 compared to the same periods a year ago. The increase was mainly due to an increase in equipment repairs and maintenance and higher equipment depreciation.
Data processing expense grew during the three and six months ended June 30, 2025, compared to the same periods a year ago due primarily to higher computer processing charges and software maintenance expense on technology projects.
Depreciation on leased equipment decreased for the three and six months ended June 30, 2025, compared to the same periods in 2024. Depreciation on leased equipment correlates with the decrease in equipment rental income.
Professional fees were lower during the three months ended June 30, 2025, compared to the same period a year ago and higher during the first half of 2025 compared with the same period in 2024. The decrease during the second quarter was mainly due to lower legal and professional consulting fees offset by an increase in audit fees. The increase during the first six months was primarily due to an increase in audit and legal fees offset by a reduction in professional consulting fees.
FDIC and other insurance was lower during the three and six months ended June 30, 2025, compared to the same periods in 2024. The decrease was the result of lower blanket bond insurance premiums due to a more cost effective policy renewal.
Business development and marketing expense was lower during the second quarter of 2025 but increased slightly for the six months ended June 30, 2025 compared with the same periods in 2024. The decrease during the quarter was related to a decrease in business meals and entertainment, and fewer marketing promotions.
Other expenses were lower during the second quarter and higher during the first half of 2025 compared to the same periods a year ago. The decrease during the quarter was primarily the result of lower loan and lease collection and repossession expenses and a reduction in debit card and fraud losses. The increase during the first six months was primarily the result of fewer gains related to the sale of fixed assets and off-lease equipment, increased fraud losses due to a recovery of check fraud losses during the first quarter last year, and higher employment and relocation costs offset by lower debit card loss activity and fewer loan and lease collection and repossession expenses.
INCOME TAXES
The provision for income taxes for the three and six month periods ended June 30, 2025, was $10.80 million and $20.98 million compared to $10.92 million and $19.35 million for the same periods in 2024. The effective tax rate was 22.45% and 22.88% for the quarters ended June 30, 2025, and 2024, respectively, and 21.89% and 22.60% for the six months ended June 30, 2025, and 2024, respectively. The decrease in the year-to-date effective tax rate was due to a one-time $0.74 million after-tax interest payment on federal tax refunds from tax credit carrybacks recorded in the first quarter of 2025.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risks faced by 1st Source since December 31, 2024. For information regarding our market risk, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 4.
CONTROLS AND PROCEDURES
As of the end of the period covered by this report an evaluation was carried out, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2025, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the second fiscal quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION
ITEM 1.        Legal Proceedings.
1st Source and its subsidiaries are involved in various legal proceedings that are inherent risks of, or incidental to, the conduct of our businesses. Management does not expect the outcome of any such proceeding will have a material adverse effect on our consolidated financial position or results of operations.
ITEM 1A.    Risk Factors.
There have been no material changes in risks faced by 1st Source since December 31, 2024. For information regarding our risk factors, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 2.        Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs
April 01 - 30, 2025	32,528	$59.85	32,528	956,921
May 01 - 31, 2025	—	—	—	956,921
June 01 - 30, 2025	14,900	59.97	14,900	942,021

*1st Source maintains a stock repurchase plan that was authorized by the Board of Directors on October 19, 2023. Under the terms of the plan, 1st Source may repurchase up to 1,000,000 shares of its common stock from time to time to mitigate the potential dilutive effects of stock-based incentive plans and other potential uses of common stock for corporate purposes. Since the inception of the plan, 1st Source has repurchased 57,979 shares.
ITEM 3.        Defaults Upon Senior Securities.
None
ITEM 4.        Mine Safety Disclosures.
None

ITEM 5.        Other Information.
During the three months ended June 30, 2025, there were no “Rule 10b5-1 trading plans” or “non-Rule 10b5-1 trading arrangements” adopted, modified or terminated by any director or officer of the Company (as each term is defined in Item 408(a) of Regulation S-K).
The Executive Compensation and Human Resources Committee of the Board of Directors took action on July 23, 2025, to amend the 1982 Restricted Stock Award Plan (“Restricted Plan”) to add clawback language in Section 8(h) consistent with the 1982 Executive Incentive Plan (“Plan”) and the Company’s Clawback Policy. Additionally, the Committee amended the Restricted Plan to allow for the issuance of book value stock in a manner generally consistent with the use of book value stock in the Plan. Book value stock issued to Participants through the Restricted Plan is intended to be held until the Participants’ retirement and then repurchased by the Company. Section 7(d) has been broadened to include the types of corporate performance measures allowable to be consistent with the Plan. Sections 7 (e), (f) and (g) have been clarified to state that death and total disability are not acts of forfeiture and further include a definition of normal retirement consistent with what was added in 2024 to the Plan.
The Executive Compensation and Human Resources Committee of the Board of Directors also took action on July 23, 2025, to amend the 1982 Executive Incentive Plan to change the method of calculating the Corporate Performance Factor used in determining annual awards under the Plan. It is based on the Company’s return on assets performance compared to the performance of its $3 to $10 billion peer group. The Company Performance Factor is set at 100% at the 50% percentile and then is increased by 1% for each percentile above 50% to a maximum Company Performance Factor of 125% at the 75th percentile level or above. The Company Performance Factor is reduced by 2.5% for each percentile below 50% to a minimum of 75% at the 40th percentile level. Additionally, Sections 5(h) and 6(g) now include language clarifying that the Committee will consider partial year awards for annual awards and long-term awards for someone working at least 50% of an annual award year or the final year of a long-term award period if they die or become totally disabled during those years.
ITEM 6.        Exhibits.
The following exhibits are filed with this report:

10(c)	1st Source Corporation 1982 Executive Incentive Plan, amended July 23, 2025, filed herewith.

10(d)	1st Source Corporation 1982 Restricted Stock Award Plan, amended July 23, 2025, filed herewith.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Chief Financial Officer.

101.INS	XBRL Instance Document — The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1st Source Corporation

DATE	July 24, 2025	/s/ CHRISTOPHER J. MURPHY III
Christopher J. Murphy III Chairman of the Board and CEO

DATE	July 24, 2025	/s/ BRETT A. BAUER
Brett A. Bauer Treasurer and Chief Financial Officer Principal Accounting Officer