Form 10-Q
period 2025-09-30
1ST SOURCE CORP
filed 2025-10-23
CIK 34782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Number of shares of common stock outstanding as of October 17, 2025 — 24,434,704 shares

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited - Dollars in thousands)

	September 30, 2025	December 31, 2024
ASSETS
Cash and due from banks	$75,316	$76,837
Federal funds sold and interest bearing deposits with other banks	138,942	47,989
Investment securities available-for-sale, at fair value (amortized cost of $1,555,564 and $1,650,684 at September 30, 2025 and December 31, 2024, respectively)	1,495,117	1,536,299
Other investments	22,140	23,855
Mortgages held for sale	7,110	2,569
Loans and leases, net of unearned discount:
Commercial and agricultural	759,167	772,974
Renewable energy	603,715	487,266
Auto and light truck	924,992	948,435
Medium and heavy duty truck	280,302	289,623
Aircraft	1,095,423	1,123,797
Construction equipment	1,207,446	1,203,912
Commercial real estate	1,244,306	1,215,265
Residential real estate and home equity	726,585	680,071
Consumer	122,518	133,465
Total loans and leases	6,964,454	6,854,808
Allowance for loan and lease losses	(161,430)	(155,540)
Net loans and leases	6,803,024	6,699,268
Equipment owned under operating leases, net	7,649	11,483
Premises and equipment, net	57,852	53,456
Goodwill and intangible assets	83,895	83,897
Accrued income and other assets	365,646	396,285
Total assets	$9,056,691	$8,931,938
LIABILITIES
Deposits:
Noninterest-bearing demand	$1,633,786	$1,639,101
Interest-bearing deposits:
Interest-bearing demand	2,512,205	2,544,839
Savings	1,396,931	1,256,370
Time	1,866,897	1,789,725
Total interest-bearing deposits	5,776,033	5,590,934
Total deposits	7,409,819	7,230,035
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	72,190	72,346
Other short-term borrowings	1,384	176,852
Total short-term borrowings	73,574	249,198
Long-term debt and mandatorily redeemable securities	42,234	39,156
Subordinated notes	58,764	58,764
Accrued expenses and other liabilities	180,869	173,279
Total liabilities	7,765,260	7,750,432
SHAREHOLDERS’ EQUITY
Preferred stock; no par value
Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock; no par value
Authorized 40,000,000 shares; issued 28,205,674 at September 30, 2025 and December 31, 2024	436,538	436,538
Retained earnings	983,615	890,937
Cost of common stock in treasury (3,771,570 shares at September 30, 2025 and 3,685,512 shares at December 31, 2024)	(137,818)	(129,175)
Accumulated other comprehensive loss	(45,863)	(87,232)
Total shareholders’ equity	1,236,472	1,111,068
Noncontrolling interests	54,959	70,438
Total equity	1,291,431	1,181,506
Total liabilities and equity	$9,056,691	$8,931,938
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income:
Loans and leases	$120,242	$115,200	$351,032	$337,503
Investment securities, taxable	8,803	6,120	25,558	18,099
Investment securities, tax-exempt	301	251	875	765
Other	1,542	1,659	3,943	4,500
Total interest income	130,888	123,230	381,408	360,867
Interest expense:
Deposits	39,654	43,782	118,606	126,621
Short-term borrowings	307	1,509	1,348	6,769
Subordinated notes	1,010	1,054	3,031	3,176
Long-term debt and mandatorily redeemable securities	1,167	1,399	3,543	2,850
Total interest expense	42,138	47,744	126,528	139,416
Net interest income	88,750	75,486	254,880	221,451
Provision for credit losses:
(Recovery of) provision for credit losses — loans and leases	(179)	3,108	9,817	9,759
Provision (recovery of provision) for credit losses — unfunded loan commitments	1,075	(1,385)	2,034	(873)
Total provision for credit losses	896	1,723	11,851	8,886
Net interest income after provision for credit losses	87,854	73,763	243,029	212,565
Noninterest income:
Trust and wealth advisory	6,825	6,524	20,757	19,892
Service charges on deposit accounts	3,437	3,279	9,697	9,552
Debit card	4,530	4,598	13,246	13,361
Mortgage banking	1,031	1,042	3,000	3,272
Insurance commissions	1,845	1,641	5,970	5,028
Equipment rental	693	1,141	2,371	4,069
Losses on investment securities available-for-sale	(1,877)	—	(2,874)	—
Other	5,422	4,223	15,899	12,651
Total noninterest income	21,906	22,448	68,066	67,825
Noninterest expense:
Salaries and employee benefits	32,217	31,274	96,132	90,084
Net occupancy	3,085	3,011	9,344	8,915
Furniture and equipment	1,566	1,496	4,597	3,910
Data processing	7,578	7,002	22,279	20,214
Depreciation – leased equipment	557	907	1,894	3,194
Professional fees	1,765	1,928	4,932	4,986
FDIC and other insurance	1,454	1,423	4,332	4,707
Business development and marketing	2,846	1,671	6,655	5,441
Other	3,708	2,116	10,117	7,942
Total noninterest expense	54,776	50,828	160,282	149,393
Income before income taxes	54,984	45,383	150,813	130,997
Income tax expense	12,705	10,469	33,685	29,816
Net income	42,279	34,914	117,128	101,181
Net loss (income) attributable to noncontrolling interests	17	23	7	4
Net income available to common shareholders	$42,296	$34,937	$117,135	$101,185
Per common share:
Basic net income per common share	$1.71	$1.41	$4.74	$4.09
Diluted net income per common share	$1.71	$1.41	$4.74	$4.09
Basic weighted average common shares outstanding	24,472,035	24,514,144	24,519,828	24,489,665
Diluted weighted average common shares outstanding	24,472,035	24,514,144	24,519,828	24,489,665
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited - Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$42,279	$34,914	$117,128	$101,181
Other comprehensive income (loss):
Unrealized appreciation of available-for-sale securities	12,365	44,899	51,064	46,020
Reclassification adjustment for realized losses included in net income	1,877	—	2,874	—
Income tax effect	(3,344)	(10,560)	(12,569)	(10,923)
Other comprehensive income (loss), net of tax	10,898	34,339	41,369	35,097
Comprehensive income (loss)	53,177	69,253	158,497	136,278
Comprehensive loss (income) attributable to noncontrolling interests	17	23	7	4
Comprehensive income (loss) available to common shareholders	$53,194	$69,276	$158,504	$136,282
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - Dollars in thousands, except per share amounts)

	Three Months Ended
	Preferred Stock	Common Stock	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss), Net	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at July 1, 2024	$—	$436,538	$841,790	$(129,248)	$(105,565)	$1,043,515	$71,340	$1,114,855
Net income (loss)	—	—	34,937	—	—	34,937	(23)	34,914
Other comprehensive income	—	—	—	—	34,339	34,339	—	34,339
Issuance of 7,360 common shares under stock based compensation awards	—	—	197	114	—	311	—	311
Common stock dividend ($0.36 per share)	—	—	(8,849)	—	—	(8,849)	—	(8,849)
Distributions to noncontrolling interests	—	—	—	—	—	—	(365)	(365)
Balance at September 30, 2024	$—	$436,538	$868,075	$(129,134)	$(71,226)	$1,104,253	$70,952	$1,175,205

Balance at July 1, 2025	$—	$436,538	$950,363	$(131,551)	$(56,761)	$1,198,589	$58,835	$1,257,424
Net income (loss)	—	—	42,296	—	—	42,296	(17)	42,279
Other comprehensive income	—	—	—	—	10,898	10,898	—	10,898
Issuance of 8,689 common shares under stock based compensation awards	—	—	275	113	—	388	—	388
Cost of 105,381 shares of common stock acquired for treasury	—	—	—	(6,380)	—	(6,380)	—	(6,380)
Common stock dividend ($0.38 per share)	—	—	(9,319)	—	—	(9,319)	—	(9,319)
Distributions to noncontrolling interests	—	—	—	—	—	—	(619)	(619)
Liquidation of noncontrolling interests	—	—	—	—	—	—	(3,240)	(3,240)
Balance at September 30, 2025	$—	$436,538	$983,615	$(137,818)	$(45,863)	$1,236,472	$54,959	$1,291,431

	Nine Months Ended
	Preferred Stock	Common Stock	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss), Net	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2024	$—	$436,538	$789,842	$(130,489)	$(106,323)	$989,568	$78,695	$1,068,263
Net income (loss)	—	—	101,185	—	—	101,185	(4)	101,181
Other comprehensive income	—	—	—	—	35,097	35,097	—	35,097
Issuance of 79,779 common shares under stock based compensation awards	—	—	2,583	1,355	—	3,938	—	3,938
Common stock dividend ($1.04 per share)	—	—	(25,535)	—	—	(25,535)	—	(25,535)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,819)	(1,819)
Liquidation of noncontrolling interests	—	—	—	—	—	—	(5,920)	(5,920)
Balance at September 30, 2024	$—	$436,538	$868,075	$(129,134)	$(71,226)	$1,104,253	$70,952	1,175,205

Balance at January 1, 2025	$—	$436,538	$890,937	$(129,175)	$(87,232)	$1,111,068	$70,438	$1,181,506
Net income (loss)	—	—	117,135	—	—	117,135	(7)	117,128
Other comprehensive income	—	—	—	—	41,369	41,369	—	41,369
Issuance of 74,305 common shares under stock based compensation awards	—	—	3,078	1,032	—	4,110	—	4,110
Cost of 160,363 shares of common stock acquired for treasury	—	—	—	(9,675)	—	(9,675)	—	(9,675)
Common stock dividend ($1.12 per share)	—	—	(27,535)	—	—	(27,535)	—	(27,535)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,387)	(2,387)
Liquidation of noncontrolling interests	—	—	—	—	—	—	(13,085)	(13,085)
Balance at September 30, 2025	$—	$436,538	$983,615	$(137,818)	$(45,863)	$1,236,472	$54,959	$1,291,431
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Dollars in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net income	$117,128	$101,181
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	11,851	8,886
Depreciation of premises and equipment	3,723	3,276
Depreciation of equipment owned and leased to others	1,894	3,194
Stock-based compensation	4,192	3,946
(Accretion) amortization of investment securities premiums and discounts, net	(2,241)	1,961
Amortization of mortgage servicing rights	555	576
Amortization of right of use assets	2,246	2,287
Deferred income taxes	(7,868)	360
Losses on investment securities available-for-sale	2,874	—
Originations of loans held for sale, net of principal collected	(48,312)	(46,368)
Proceeds from the sales of loans held for sale	43,838	45,132
Net gain on sale of loans held for sale	(67)	(1,012)
Net gain on sale of other real estate and repossessions	(158)	(152)
Change in interest receivable	652	(489)
Change in interest payable	(8,714)	13,497
Change in other assets	8,589	(316)
Change in other liabilities	39,053	24,106
Other	(1,543)	243
Net change in operating activities	167,692	160,308

Investing activities:
Proceeds from sales of investment securities available-for-sale	99,246	—
Proceeds from maturities and paydowns of investment securities available-for-sale	270,986	240,718
Purchases of investment securities available-for-sale	(275,745)	(137,520)
Net change in partnership investments	(11,726)	(21,601)
Net change in other investments	1,715	1,220
Loans sold or participated to others	31,324	91,368
Proceeds from principal payments on direct finance leases	63,390	52,631
Net change in loans and leases	(217,833)	(247,974)
Net change in equipment owned under operating leases	1,940	4,161
Purchases of premises and equipment	(8,124)	(5,827)
Proceeds from disposal of premises and equipment	122	525
Proceeds from sales of other real estate and repossessions	4,891	1,557
Net change in investing activities	(39,814)	(20,742)
Financing activities:
Net change in demand deposits and savings accounts	102,612	(16,558)
Net change in time deposits	77,172	103,921
Net change in short-term borrowings	(175,624)	(146,682)
Payments on long-term debt	(2,337)	(12,592)
Stock issued under stock purchase plans	133	153
Acquisition of treasury stock	(9,675)	—
Net (distributions to) contributions from noncontrolling interests	(2,387)	(1,819)
Cash dividends paid on common stock	(28,340)	(26,296)
Net change in financing activities	(38,446)	(99,873)

Net change in cash and cash equivalents	89,432	39,693
Cash and cash equivalents, beginning of year	124,826	129,668
Cash and cash equivalents, end of period	$214,258	$169,361
Supplemental Information:
Non-cash transactions:
Loans transferred to other real estate and repossessed assets	$4,723	$838
Common stock matching contribution to Employee Stock Ownership and Profit Sharing Plan	1,227	1,153
Right of use assets obtained in exchange for lease obligations	2,084	2,436
Liquidation of noncontrolling interests	13,085	5,920
Purchases of mandatorily redeemable securities with common stock	102	628
Cash paid (received) for:
Interest	135,241	125,920
Income Taxes	(7,984)	10,334
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
The Notes to the Consolidated Financial Statements appearing in 1st Source Corporation’s Annual Report on Form 10-K (2024 Annual Report), which include descriptions of significant accounting policies, should be read in conjunction with these interim financial statements. The Consolidated Statement of Financial Condition at December 31, 2024 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation.
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

Note 2 — Recent Accounting Pronouncements
Financial Instruments: In July 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2025-05 “Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” The amendments provide (1) all entities with a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets and (2) entities other than public business entities with an accounting policy election to consider collection activity after the balance sheet date when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. This ASU is effective for fiscal years including interim periods within those fiscal years, beginning after December 15, 2025. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. An entity should apply ASU No. 2025-05 prospectively to estimates of expected credit losses on asset balances described in ASC paragraph 326-20-30-10A performed after the date of adoption. The Company is assessing ASU 2025-05 and its impact on its accounting and disclosures.
Debt: In November 2024, the FASB issued ASU No. 2024-04 “Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversion of Convertible Debt Issuances.” These amendments clarify the requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion. This guidance is effective for all entities for fiscal years including interim periods within those fiscal years, beginning after December 15, 2025. Early adoption is permitted in any interim period. The Company is assessing ASU 2024-04 and its impact on its accounting and disclosures.
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

Note 3 — Investment Securities Available-For-Sale
The following table shows investment securities available-for-sale.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2025
U.S. Treasury and Federal agencies securities	$706,387	$2,644	$(9,174)	$699,857
U.S. States and political subdivisions securities	106,537	1,048	(1,905)	105,680
Mortgage-backed securities — Federal agencies	742,140	2,590	(55,652)	689,078
Corporate debt securities	500	2	—	502
Total debt securities available-for-sale	$1,555,564	$6,284	$(66,731)	$1,495,117

December 31, 2024
U.S. Treasury and Federal agencies securities	$786,417	$24	$(28,692)	$757,749
U.S. States and political subdivisions securities	86,305	33	(3,706)	82,632
Mortgage-backed securities — Federal agencies	777,962	192	(82,236)	695,918
Total debt securities available-for-sale	$1,650,684	$249	$(114,634)	$1,536,299
Amortized cost excludes accrued interest receivable which is included in Accrued Income and Other Assets on the Consolidated Statements of Financial Condition. At September 30, 2025, and December 31, 2024, accrued interest receivable on investment securities available-for-sale was $5.33 million and $4.68 million, respectively.
At September 30, 2025, and December 31, 2024, the residential mortgage-backed securities held by the Company consisted primarily of GNMA, FNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government (Government Sponsored Enterprise, GSEs).
The Company did not hold any marketable equity securities at September 30, 2025, and December 31, 2024.
The following table shows the contractual maturities of investments in debt securities available-for-sale at September 30, 2025. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$224,596	$221,779
Due after one year through five years	493,746	488,358
Due after five years through ten years	81,820	82,595
Due after ten years	13,262	13,307
Mortgage-backed securities	742,140	689,078
Total debt securities available-for-sale	$1,555,564	$1,495,117

The following table summarizes gross unrealized losses and fair value by investment category and age. At September 30, 2025, the Company’s available-for-sale securities portfolio consisted of 632 securities, 467 of which were in an unrealized loss position.

	Less than 12 Months		12 months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2025
U.S. Treasury and Federal agencies securities	$108,618	$(500)	$392,971	$(8,674)	$501,589	$(9,174)
U.S. States and political subdivisions securities	12,156	(121)	33,728	(1,784)	45,884	(1,905)
Mortgage-backed securities - Federal agencies	33,556	(171)	470,737	(55,481)	504,293	(55,652)
Total debt securities available-for-sale	$154,330	$(792)	$897,436	$(65,939)	$1,051,766	$(66,731)

December 31, 2024
U.S. Treasury and Federal agencies securities	$103,621	$(1,324)	$644,614	$(27,368)	$748,235	$(28,692)
U.S. States and political subdivisions securities	37,017	(670)	39,280	(3,036)	76,297	(3,706)
Mortgage-backed securities - Federal agencies	191,779	(3,355)	466,204	(78,881)	657,983	(82,236)
Total debt securities available-for-sale	$332,417	$(5,349)	$1,150,098	$(109,285)	$1,482,515	$(114,634)
The Company does not consider available-for-sale securities with unrealized losses at September 30, 2025, to be experiencing credit losses and recognized no resulting allowance for credit losses. The Company does not intend to sell these investments, and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost basis, which may be the maturity dates of the securities. The unrealized losses occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase.
The following table shows the proceeds from sales of available-for-sale debt securities and the gross realized gains and gross realized losses that have been included in earnings as a result of these sales. Realized gains and losses of all securities are computed using the specific identification cost basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Proceeds from sales	$73,537	$—	$99,246	$—
Gross realized gains	—	—	—	—
Gross realized losses	1,877	—	2,874	—
At September 30, 2025, and December 31, 2024, investment securities available-for-sale with carrying values of $246.18 million and $359.10 million, respectively, were pledged as collateral for security repurchase agreements and for other purposes.
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

The following table shows the amortized cost of loans and leases, segregated by portfolio segment, credit quality rating and year of origination, as of September 30, 2025, and gross charge-offs for the nine months ended September 30, 2025.

	Term Loans and Leases by Origination Year
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and agricultural
Grades 1-6	$131,344	$99,053	$77,309	$52,156	$24,416	$19,348	$311,409	$—	$715,035
Grades 7-12	2,221	316	4,626	1,596	1,671	2,130	31,572	—	44,132
Total commercial and agricultural	133,565	99,369	81,935	53,752	26,087	21,478	342,981	—	759,167
Current period gross charge-offs	199	32	159	146	9	—	1,578	—	2,123
Renewable energy
Grades 1-6	224,680	129,668	83,192	23,561	58,227	84,387	—	—	603,715
Grades 7-12	—	—	—	—	—	—	—	—	—
Total renewable energy	224,680	129,668	83,192	23,561	58,227	84,387	—	—	603,715
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Auto and light truck
Grades 1-6	368,029	255,366	125,228	51,242	12,657	6,711	—	—	819,233
Grades 7-12	8,313	45,084	49,536	2,357	28	441	—	—	105,759
Total auto and light truck	376,342	300,450	174,764	53,599	12,685	7,152	—	—	924,992
Current period gross charge-offs	—	2,010	129	226	1	—	—	—	2,366
Medium and heavy duty truck
Grades 1-6	79,273	64,743	55,907	50,483	13,822	5,801	—	561	270,590
Grades 7-12	348	—	1,606	5,797	1,961	—	—	—	9,712
Total medium and heavy duty truck	79,621	64,743	57,513	56,280	15,783	5,801	—	561	280,302
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Aircraft
Grades 1-6	237,695	261,866	155,190	238,892	118,048	54,786	6,607	—	1,073,084
Grades 7-12	2,567	4,818	5,061	6,768	—	3,125	—	—	22,339
Total aircraft	240,262	266,684	160,251	245,660	118,048	57,911	6,607	—	1,095,423
Current period gross charge-offs	—	—	485	—	—	—	—	—	485
Construction equipment
Grades 1-6	351,017	377,138	234,545	128,319	33,987	18,081	29,008	1,578	1,173,673
Grades 7-12	2,883	5,405	5,243	9,265	1,150	9,827	—	—	33,773
Total construction equipment	353,900	382,543	239,788	137,584	35,137	27,908	29,008	1,578	1,207,446
Current period gross charge-offs	—	201	1,206	—	—	—	—	—	1,407
Commercial real estate
Grades 1-6	169,586	263,313	284,164	202,080	117,440	187,005	56	—	1,223,644
Grades 7-12	90	480	9,621	3,974	4,055	2,442	—	—	20,662
Total commercial real estate	169,676	263,793	293,785	206,054	121,495	189,447	56	—	1,244,306
Current period gross charge-offs	—	5	—	—	—	5	—	—	10
Residential real estate and home equity
Performing	74,705	79,851	59,204	85,563	74,906	146,195	195,015	7,648	723,087
Nonperforming	—	—	466	612	214	735	1,381	90	3,498
Total residential real estate and home equity	74,705	79,851	59,670	86,175	75,120	146,930	196,396	7,738	726,585
Current period gross charge-offs	—	—	—	12	—	5	30	2	49
Consumer
Performing	31,357	30,609	21,534	16,872	5,010	1,429	14,930	—	121,741
Nonperforming	28	26	333	257	84	49	—	—	777
Total consumer	31,385	30,635	21,867	17,129	5,094	1,478	14,930	—	122,518
Current period gross charge-offs	$434	$216	$131	$177	$44	$6	$21	$—	$1,029

The following table shows the amortized cost of loans and leases, segregated by portfolio segment, credit quality rating and year of origination, as of December 31, 2024 and gross charge-offs for the year ended December 31, 2024.

	Term Loans and Leases by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and agricultural
Grades 1-6	$136,888	$115,508	$66,696	$36,315	$19,677	$18,369	$331,282	$—	$724,735
Grades 7-12	438	4,079	7,769	2,426	194	2,325	31,008	—	48,239
Total commercial and agricultural	137,326	119,587	74,465	38,741	19,871	20,694	362,290	—	772,974
Current period gross charge-offs	—	276	117	550	—	—	8,882	—	9,825
Renewable energy
Grades 1-6	150,951	145,126	22,110	70,606	22,329	76,144	—	—	487,266
Grades 7-12	—	—	—	—	—	—	—	—	—
Total renewable energy	150,951	145,126	22,110	70,606	22,329	76,144	—	—	487,266
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Auto and light truck
Grades 1-6	443,033	276,295	106,199	25,535	10,018	6,677	—	—	867,757
Grades 7-12	26,131	48,319	4,754	99	1,210	165	—	—	80,678
Total auto and light truck	469,164	324,614	110,953	25,634	11,228	6,842	—	—	948,435
Current period gross charge-offs	—	165	448	6	—	111	—	—	730
Medium and heavy duty truck
Grades 1-6	88,395	72,816	81,238	25,726	11,298	5,493	—	—	284,966
Grades 7-12	—	1,524	1,623	690	—	13	—	807	4,657
Total medium and heavy duty truck	88,395	74,340	82,861	26,416	11,298	5,506	—	807	289,623
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Aircraft
Grades 1-6	347,099	190,776	285,677	151,194	82,208	32,326	7,773	—	1,097,053
Grades 7-12	2,882	7,704	10,920	1,846	3,392	—	—	—	26,744
Total aircraft	349,981	198,480	296,597	153,040	85,600	32,326	7,773	—	1,123,797
Current period gross charge-offs	—	—	—	15	—	53	—	—	68
Construction equipment
Grades 1-6	488,870	325,443	208,114	70,258	33,095	10,890	25,916	1,966	1,164,552
Grades 7-12	2,716	10,650	11,686	1,679	12,629	—	—	—	39,360
Total construction equipment	491,586	336,093	219,800	71,937	45,724	10,890	25,916	1,966	1,203,912
Current period gross charge-offs	46	989	390	267	—	—	—	—	1,692
Commercial real estate
Grades 1-6	258,988	303,717	237,103	126,129	82,249	177,798	264	—	1,186,248
Grades 7-12	145	14,580	5,846	6,386	27	2,033	—	—	29,017
Total commercial real estate	259,133	318,297	242,949	132,515	82,276	179,831	264	—	1,215,265
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Residential real estate and home equity
Performing	87,045	69,439	94,441	81,345	79,575	85,333	173,876	6,210	677,264
Nonperforming	—	171	624	346	103	340	1,138	85	2,807
Total residential real estate and home equity	87,045	69,610	95,065	81,691	79,678	85,673	175,014	6,295	680,071
Current period gross charge-offs	—	3	—	32	—	—	30	1	66
Consumer
Performing	43,692	33,063	28,594	10,092	2,398	983	13,823	—	132,645
Nonperforming	22	352	336	57	33	20	—	—	820
Total consumer	43,714	33,415	28,930	10,149	2,431	1,003	13,823	—	133,465
Current period gross charge-offs	$565	$230	$276	$118	$16	$22	$122	$—	$1,349

The following table shows the amortized cost of loans and leases, segregated by portfolio segment, with delinquency aging and nonaccrual status.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Total Accruing	Total Nonaccrual	Nonaccrual with No Allowance for Credit Loss	Total
September 30, 2025
Commercial and agricultural	$752,157	$1,025	$3,637	$—	$756,819	$2,348	$1,320	$759,167
Renewable energy	603,715	—	—	—	603,715	—	—	603,715
Auto and light truck	845,587	39,755	—	—	885,342	39,650	11,022	924,992
Medium and heavy duty truck	278,611	85	—	—	278,696	1,606	—	280,302
Aircraft	1,094,311	1,112	—	—	1,095,423	—	—	1,095,423
Construction equipment	1,193,473	535	—	—	1,194,008	13,438	12,870	1,207,446
Commercial real estate	1,240,260	944	1,837	—	1,243,041	1,265	714	1,244,306
Residential real estate and home equity	720,088	1,937	1,063	305	723,393	3,192	—	726,585
Consumer	120,735	917	89	12	121,753	765	—	122,518
Total	$6,848,937	$46,310	$6,626	$317	$6,902,190	$62,264	$25,926	$6,964,454

December 31, 2024
Commercial and agricultural	$767,942	$275	$42	$—	$768,259	$4,715	$3,167	$772,974
Renewable energy	487,266	—	—	—	487,266	—	—	487,266
Auto and light truck	943,403	2,226	—	—	945,629	2,806	939	948,435
Medium and heavy duty truck	289,623	—	—	—	289,623	—	—	289,623
Aircraft	1,123,797	—	—	—	1,123,797	—	—	1,123,797
Construction equipment	1,185,936	—	—	—	1,185,936	17,976	17,404	1,203,912
Commercial real estate	1,203,967	9,703	—	—	1,213,670	1,595	1,055	1,215,265
Residential real estate and home equity	675,669	1,010	585	96	677,360	2,711	—	680,071
Consumer	131,585	852	208	10	132,655	810	—	133,465
Total	$6,809,188	$14,066	$835	$106	$6,824,195	$30,613	$22,565	$6,854,808
Accrued interest receivable on loans and leases at September 30, 2025, and December 31, 2024, was $26.49 million and $28.02 million, respectively.
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

(Dollars in thousands)	Real Estate	Equipment	General Business Assets	Total	Allowance on Collateral Dependent Loans and Leases
September 30, 2025
Commercial and agricultural	$—	$—	$1,320	$1,320	$—
Auto and light truck	—	39,073	—	39,073	823
Medium and heavy duty truck	—	1,606	—	1,606	296
Construction equipment	—	13,152	—	13,152	39
Commercial real estate	714	—	—	714	—
Total	$714	$53,831	$1,320	$55,865	$1,158

December 31, 2024
Commercial and agricultural	$—	$—	$4,102	$4,102	$209
Auto and light truck	—	939	—	939	—
Construction equipment	—	17,404	—	17,404	—
Commercial real estate	1,055	—	—	1,055	—
Total	$1,055	$18,343	$4,102	$23,500	$209

Loan Modifications to Borrowers Experiencing Financial Difficulty
The following table shows the amortized cost of loans and leases over $250,000 at September 30, 2025, and September 30, 2024, respectively, that were both experiencing financial difficulty and modified during the three months ended September 30, 2025, and September 30, 2024, respectively, segregated by portfolio segment and type of modification. The percentage of the amortized cost of loans and leases that were modified to borrowers in financial distress as compared to the amortized cost of each segment of financial receivable is also presented below.

(Dollars in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay and Term Extension	% of Total Segment Financing Receivables
Three Months Ended September 30, 2025
Commercial and agricultural	$—	$—	$—	$300	0.04%
Total	$—	$—	$—	$300	—%

Three Months Ended September 30, 2024
Commercial and agricultural	$1,052	$10	$—	$—	0.15%
Commercial real estate	988	—	—	—	0.09
Total	$2,040	$10	$—	$—	0.03%
The following table shows the amortized cost of loans and leases over $250,000 at September 30, 2025, and September 30, 2024, respectively, that were both experiencing financial difficulty and modified during the nine months ended September 30, 2025, and September 30, 2024, respectively, segregated by portfolio segment and type of modification. The percentage of the amortized cost of loans and leases that were modified to borrowers in financial distress as compared to the amortized cost of each segment of financial receivable is also presented below.

(Dollars in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay and Term Extension	% of Total Segment Financing Receivables
Nine months ended September 30, 2025
Commercial and agricultural	$—	$2,191	$—	$300	0.33%
Construction equipment	—	463	—	—	0.04
Total	$—	$2,654	$—	$300	0.04%

Nine months ended September 30, 2024
Commercial and agricultural	$1,052	$118	$—	$—	0.16%
Auto and light truck	—	—	—	28,847	3.04
Commercial real estate	988	—	—	—	0.09
Total	$2,040	$118	$—	$28,847	0.47%
There were $4.45 million and $0.00 million in commitments to lend additional amounts to the borrowers included in the previous table at September 30, 2025, and September 30, 2024, respectively.

The Company closely monitors the performance of loans and leases that have been modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table shows the performance of such loans and leases that have been modified during the twelve months ended September 30, 2025, and September 30, 2024, respectively.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due
Twelve months ended September 30, 2025
Commercial and agricultural	$2,384	$107	$—	$—	$107
Auto and light truck	—	—	—	4,928	4,928
Medium and heavy duty truck	2,369	—	—	—	—
Construction equipment	51	412	—	—	412
Total	$4,804	$519	$—	$4,928	$5,447

Twelve months ended September 30, 2024
Commercial and agricultural	$1,170	$—	$—	$—	$—
Auto and light truck	28,847	—	—	—	—
Medium and heavy duty truck	8,645	—	—	—	—
Commercial real estate	988	—	—	—	—
Total	$39,650	$—	$—	$—	$—

The following table shows the financial effect of loan and lease modifications presented above to borrowers experiencing financial difficulty for the twelve months ended September 30, 2025, and September 30, 2024, respectively.

	Weighted- Average Interest Rate Reduction	Weighted- Average Term Extension (in months)	Weighted- Average Payment Delay (in months)	Combination Weighted-Average Payment Delay and Term Extension (in months)
Twelve months ended September 30, 2025
Commercial and agricultural	—%	11	6	8
Auto and light truck	—	0	0	3
Medium and heavy duty truck	—	0	0	4
Construction equipment	—	5	0	0
Commercial real estate	—	0	6	0
Total	—%	11	6	4

Twelve months ended September 30, 2024
Commercial and agricultural	—%	10	6	3
Auto and light truck	—	0	0	3
Medium and heavy duty truck	—	0	0	6
Commercial real estate	—	0	6	0
Total	—%	10	6	4
There was one modified loan to a borrower experiencing financial difficulty which had a payment default within twelve months of modification during the nine month period ended September 30, 2025, and one modified loan to a borrower experiencing financial difficulty which had a payment default within twelve months of modification during the nine months ended September 30, 2024.
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

The following table shows the changes in the allowance for loan and lease losses, segregated by portfolio segment, for the three months ended September 30, 2025, and 2024.

(Dollars in thousands)	Commercial and agricultural	Renewable energy	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer	Total
September 30, 2025
Balance, beginning of period	$24,339	$10,044	$20,865	$6,522	$36,706	$29,075	$25,002	$8,766	$2,165	$163,484
Charge-offs	1,269	—	526	—	—	390	4	14	277	2,480
Recoveries	92	—	253	—	150	10	38	1	61	605
Net charge-offs (recoveries)	1,177	—	273	—	(150)	380	(34)	13	216	1,875
Provision (recovery of provision)	(1,730)	583	404	180	(619)	681	(174)	175	321	(179)
Balance, end of period	$21,432	$10,627	$20,996	$6,702	$36,237	$29,376	$24,862	$8,928	$2,270	$161,430

September 30, 2024
Balance, beginning of period	$18,637	$7,653	$17,726	$9,221	$35,166	$26,944	$24,847	$7,792	$2,081	$150,067
Charge-offs	2,004	—	302	—	—	—	—	—	323	2,629
Recoveries	217	—	719	—	214	28	538	2	60	1,778
Net charge-offs (recoveries)	1,787	—	(417)	—	(214)	(28)	(538)	(2)	263	851
Provision (recovery of provision)	2,812	304	(188)	(559)	332	1,051	(1,118)	43	431	3,108
Balance, end of period	$19,662	$7,957	$17,955	$8,662	$35,712	$28,023	$24,267	$7,837	$2,249	$152,324
The following table shows the changes in the allowance for loan and lease losses, segregated by portfolio segment, for the nine months ended September 30, 2025, and 2024.

(Dollars in thousands)	Commercial and agricultural	Renewable energy	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer	Total
September 30, 2025
Balance, beginning of period	$21,316	$8,562	$18,437	$7,292	$36,663	$28,258	$24,821	$7,976	$2,215	$155,540
Charge-offs	2,123	—	2,366	—	485	1,407	10	49	1,029	7,469
Recoveries	893	—	1,507	—	565	307	59	19	192	3,542
Net charge-offs (recoveries)	1,230	—	859	—	(80)	1,100	(49)	30	837	3,927
Provision (recovery of provision)	1,346	2,065	3,418	(590)	(506)	2,218	(8)	982	892	9,817
Balance, end of period	$21,432	$10,627	$20,996	$6,702	$36,237	$29,376	$24,862	$8,928	$2,270	$161,430

September 30, 2024
Balance, beginning of period	$17,385	$6,610	$16,858	$8,965	$37,653	$26,510	$23,690	$7,698	$2,183	$147,552
Charge-offs	9,115	—	318	—	68	598	—	13	935	11,047
Recoveries	356	—	2,281	—	1,063	1,434	722	24	180	6,060
Net charge-offs (recoveries)	8,759	—	(1,963)	—	(995)	(836)	(722)	(11)	755	4,987
Provision (recovery of provision)	11,036	1,347	(866)	(303)	(2,936)	677	(145)	128	821	9,759
Balance, end of period	$19,662	$7,957	$17,955	$8,662	$35,712	$28,023	$24,267	$7,837	$2,249	$152,324

The decline in allowance for credit losses as compared to the previous quarter reflects a decrease in loan balances and lower special attention loans in the Company’s commercial and agricultural portfolio which are reserved at higher rates, partially offset by an increase in historical loss rates in the auto and light truck portfolio due to higher special attention balances during the period. The Company also added modest qualitative adjustments in the auto and light truck, medium and heavy duty truck and consumer portfolios due to a combination of ongoing delinquency and elevated special attention concerns. The previous forecast assumption as of June 30, 2025, was maintained as the underlying assumptions remain pertinent and continue to be applicable to economic conditions expected during the forecast period. The forecast reflects weakness in growth expectations during the two-year forecast time horizon and continued uncertainty in the macro environment stemming from a lack of predictability of domestic trade policies. The Company remains cautious on the forward outlook. Ongoing risks include global geopolitical instability, trade policy uncertainty, softening labor markets, increasing consumer stressors, weakened consumer confidence, and still elevated inflation and interest rates. A federal government shutdown is pending as of quarter end, adding to overall uncertainty.

Overall credit quality metrics remained generally stable during the quarter in most portfolios. Special attention balances, which carry higher reserve rates, fell slightly. Special attention balances increased in the auto and light truck portfolio but were offset by declines in the commercial and agricultural portfolio and ongoing amortization. Nonperforming balances declined due to defleeting activity in the auto and light truck portfolio along with payoffs in the commercial and agricultural portfolio. Delinquency activity remains elevated in the auto and light truck and consumer portfolios. Net credit losses were modest during the period, with losses in the commercial and agricultural, auto and light truck, and construction equipment portfolios, partially offset by net recovery activity across multiple portfolios.

Commercial and agricultural – the decrease in the allowance in the current quarter was principally due to lower loan balances and lower special attention balances which carry higher reserves.
Renewable energy – the allowance increased due to loan growth. Credit quality remains stable.
Auto and light truck – the allowance increased during the current quarter due to an increase in historical loss rates stemming from higher special attention balances and modest charge-off activity during the period, along with the accretive impact of qualitative adjustments to address ongoing weakness in the auto rental portion. The industry is currently challenged by overcapacity, higher vehicle capital costs and lower rental rates.
Medium and heavy duty truck – the allowance increased due to the accretive impact of a qualitative adjustment to address elevated special attention concerns stemming from prolonged industry weakness. Loan balances fell slightly. The industry continues to work through difficulties brought on by overcapacity and ongoing softness in freight demand.
Aircraft – the allowance fell due to lower loan balances in the domestic aircraft segment of the portfolio. Credit quality remains stable, although the Company has historically carried a higher allowance in this portfolio due to risk volatility.
Construction equipment – the allowance increased due to higher loan balances and a slight increase in historical loss rates due to modest charge-off activity.
Commercial real estate – the allowance fell slightly due to lower loan balances. The Company’s real estate portfolios have exhibited minimal problem loan activity, and have experienced no material losses in recent quarters. The majority of the Company’s real estate exposure is owner-occupied, and exposure to non-owner-occupied office property is minimal.
Residential real estate and home equity – the allowance increased due to loan growth.
Consumer – the allowance increased despite a slight decline in loan balances due to the accretive impact of a qualitative adjustment to address increasing delinquency rates in the portfolio.
Economic Outlook
As of September 30, 2025, the most significant economic factors impacting the Company’s loan portfolios are a lack of clarity in the domestic growth outlook, trade policy uncertainty, elevated inflation and interest rates, along with ongoing foreign conflicts and geopolitical instability. The labor market is showing signs of deterioration and job growth has lacked breadth for multiple quarters. The Company is concerned about tariff policy, uncertainty surrounding policy implementation, the impact on the Company’s markets, and the corresponding increase in downside economic risks. The impact of tariffs has largely been absorbed within the supply chain thus far and has not yet fully impacted the consumer. Consumer stressors are elevated and consumer confidence is weakening. The Company remains concerned about small businesses’ ability to manage expenses in an environment of broad instability, elevated interest rates, and higher cost of capital. Restrictive trade policies increase the potential for volatility in asset prices which collateralize the Company’s loans. The forecast considers global and domestic economic impacts from these factors, as well as other key economic factors, such as changes in gross domestic product and unemployment which may impact the Company’s clients. The Company’s assumptions in the prior quarter’s forecast analysis remain pertinent and continue to be applicable to the forward outlook. The forecast reflects uncertain economic growth expectations and a continued weighting towards downside risks during the forecast period over the next two years with inflation slowly moving back towards the 2% Federal Reserve target rate resulting in an adverse impact on the loan and lease portfolio.

Although the Company’s current loss estimates consider geopolitical and economic risk, due to the level of uncertainty associated with these and other risk factors, the complexity of the current environment, and the potential for future changes in the forecast, the Company’s future loss estimates may vary considerably from the September 30, 2025, assumptions.
Liability for Credit Losses on Unfunded Loan Commitments
The liability for credit losses inherent in unfunded loan commitments is included in Accrued Expenses and Other Liabilities on the Consolidated Statements of Financial Condition. The following table shows the changes in the liability for credit losses on unfunded loan commitments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Balance, beginning of period	$7,944	$8,694	$6,985	$8,182
Provision (recovery of provision)	1,075	(1,385)	2,034	(873)
Balance, end of period	$9,019	$7,309	$9,019	$7,309
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Direct finance leases:
Interest income on lease receivable	$4,501	$3,451	$12,946	$10,341

Operating leases:
Income related to lease payments	$693	$1,141	$2,371	$4,069
Depreciation expense	557	907	1,894	3,194
Income related to reimbursements from lessees for personal property tax on operating leased equipment for the three months ended September 30, 2025, and 2024, was $0.01 million and $0.00 million, respectively, and for the nine months ended September 30, 2025, and 2024 was $0.12 million and $0.16 million, respectively. Expense related to personal property tax payments on operating leased equipment for the three months ended September 30, 2025, and 2024, was $0.01 million and $0.00 million, respectively, and for the nine months ended September 30, 2025, and 2024, was $0.12 million and $0.16 million, respectively.
Note 7 — Mortgage Servicing Rights
The Company recognizes the rights to service residential mortgage loans for others as separate assets, whether the servicing rights are acquired through a separate purchase or through the sale of originated loans with servicing rights retained. The Company allocates a portion of the total proceeds of a mortgage loan to servicing rights based on the relative fair value. The unpaid principal balance of residential mortgage loans serviced for third parties was $754.16 million and $777.81 million at September 30, 2025, and December 31, 2024, respectively.
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

The following table shows changes in the carrying value of MSRs and the associated valuation allowance.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Mortgage servicing rights:
Balance at beginning of period	$3,313	$3,567	$3,436	$3,670
Additions	155	130	382	396
Amortization	(205)	(207)	(555)	(576)
Carrying value before valuation allowance at end of period	3,263	3,490	3,263	3,490
Valuation allowance:
Balance at beginning of period	—	—	—	—
Impairment recoveries	—	—	—	—
Balance at end of period	$—	$—	$—	$—
Net carrying value of mortgage servicing rights at end of period	$3,263	$3,490	$3,263	$3,490
Fair value of mortgage servicing rights at end of period	$7,486	$7,842	$7,486	$7,842
The balance of MSRs is located in Accrued Income and Other Assets on the Consolidated Statements of Financial Condition. At September 30, 2025, and 2024, the fair value of MSRs exceeded the carrying value reported in the Consolidated Statements of Financial Condition by $4.22 million and $4.35 million, respectively. This difference represents increases in the fair value of certain MSRs that could not be recorded above cost basis.
Mortgage loan contractual servicing fees, including late fees and ancillary income, were $0.60 million and $0.63 million for the three months ended September 30, 2025, and 2024, respectively. Mortgage loan contractual servicing fees, including late fees and ancillary income, were $1.78 million and $1.80 million for the nine months ended September 30, 2025, and 2024, respectively. Mortgage loan contractual servicing fees are included in Mortgage Banking on the Consolidated Statements of Income.
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
The following table shows financial instruments whose contract amounts represent credit risk.

(Dollars in thousands)	September 30, 2025	December 31, 2024
Amounts of commitments:
Loan commitments to extend credit	$1,415,510	$1,304,735
Standby letters of credit	$22,380	$21,828
Commercial and similar letters of credit	$—	$161
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
The following table shows the amounts of non-hedging derivative financial instruments.

		Asset derivatives		Liability derivatives
(Dollars in thousands)	Notional or contractual amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
September 30, 2025
Interest rate swap contracts	$1,225,951	Other assets	$18,141	Other liabilities	$18,478
Loan commitments	7,661	Mortgages held for sale	198	N/A	—
Forward contracts - mortgage loan	8,000	Mortgages held for sale	19	N/A	—
Total	$1,241,612		$18,358		$18,478

December 31, 2024
Interest rate swap contracts	$1,083,673	Other assets	$16,424	Other liabilities	$16,727
Loan commitments	3,586	Mortgages held for sale	118	N/A	—
Forward contracts - mortgage loan	4,500	Mortgages held for sale	17	N/A	—
Total	$1,091,759		$16,559		$16,727
The following table shows the amounts included in the Consolidated Statements of Income for non-hedging derivative financial instruments.

		Gain (loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	Statement of Income classification	2025	2024	2025	2024
Interest rate swap contracts	Other expense	$10	$26	$(34)	$68
Interest rate swap contracts	Other income	155	190	1,032	743
Loan commitments	Mortgage banking	(22)	(84)	80	94
Forward contracts - mortgage loan	Mortgage banking	70	(30)	2	7
Total		$213	$102	$1,080	$912

The following table shows the offsetting of financial assets and derivative assets.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2025
Interest rate swaps	$18,141	$—	$18,141	$—	$5,145	$12,996

December 31, 2024
Interest rate swaps	$16,424	$—	$16,424	$—	$12,615	$3,809
The following table shows the offsetting of financial liabilities and derivative liabilities.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
September 30, 2025
Interest rate swaps	$18,478	$—	$18,478	$—	$—	$18,478
Repurchase agreements	72,190	—	72,190	72,190	—	—
Total	$90,668	$—	$90,668	$72,190	$—	$18,478

December 31, 2024
Interest rate swaps	$16,727	$—	$16,727	$—	$—	$16,727
Repurchase agreements	72,345	—	72,345	72,345	—	—
Total	$89,072	$—	$89,072	$72,345	$—	$16,727
If a default in performance of any obligation of a repurchase agreement occurs, each party will set-off property held in respect of transactions against obligations owing in respect of any other transactions. At September 30, 2025, and December 31, 2024, repurchase agreements had a remaining contractual maturity of $72.14 million and $72.30 million in overnight and $0.05 million and $0.05 million in up to 30 days, respectively, and were collateralized by U.S. Treasury and Federal agencies securities.
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

The Company is involved in various entities that are considered to be VIEs. The Company’s investments in VIEs are primarily related to investments promoting affordable housing, community development and renewable energy sources. Some of these tax-advantaged investments support the Company’s regulatory compliance with the Community Reinvestment Act. The Company’s investments in these entities generate a return primarily through the realization of federal and state income tax credits and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These tax credits are recognized as a reduction of tax expense or, for investments qualifying as investment tax credits, as a reduction to the related investment asset. The Company recognized federal and state income tax credits related to its affordable housing and community development tax-advantaged investments in tax expense of $0.95 million and $0.80 million for the three months ended September 30, 2025, and 2024, respectively, and $2.86 million and $2.39 million for the nine months ended September 30, 2025, and 2024, respectively. The Company also recognized $4.68 million and $1.34 million of investment tax credits for the three months ended September 30, 2025, and 2024, respectively, and $19.02 million and $12.13 million of investment tax credits for the nine months ended September 30, 2025, and 2024, respectively.
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

(Dollars in thousands)	September 30, 2025	December 31, 2024
Investment carrying amount	$70,715	$62,044
Unfunded capital and other commitments	65,976	52,806
Maximum exposure to loss	78,029	74,242
The Company is required to consolidate VIEs in which it has concluded it has significant involvement and the ability to direct the activities that impact the entity’s economic performance. The Company is the managing general partner of entities in which it shares interest in tax-advantaged investments with a third party. At September 30, 2025, and December 31, 2024, approximately $61.00 million and $78.20 million, respectively, of the Company’s assets and $0.00 million and $0.00 million, respectively, of its liabilities included on the Consolidated Statements of Financial Condition were related to tax-advantaged investment VIEs which the Company has consolidated. The assets of the consolidated VIEs are reported in Other Assets, the liabilities are reported in Other Liabilities, and the non-controlling interest is reported in Equity on the Consolidated Statements of Financial Condition. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIE do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIE is generally limited to the carrying value of its variable interest plus any related tax credits previously recognized.
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
The following table shows subordinated notes at September 30, 2025.

(Dollars in thousands)	Amount of Subordinated Notes	Interest Rate	Maturity Date
June 2007 issuance (1)	$41,238	7.22%	6/15/2037
August 2007 issuance (2)	17,526	5.78%	9/15/2037
Total	$58,764

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
Stock options, where the exercise price was greater than the average market price of the common shares, were excluded from the computation of diluted earnings per common share because the result would have been antidilutive. There were no stock options outstanding as of September 30, 2025, and 2024.
The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands - except per share amounts)	2025	2024	2025	2024
Distributed earnings allocated to common stock	$9,296	$8,821	$27,462	$25,438
Undistributed earnings allocated to common stock	32,630	25,801	88,672	74,795
Net earnings allocated to common stock	41,926	34,622	116,134	100,233
Net earnings allocated to participating securities	370	315	1,001	952
Net income allocated to common stock and participating securities	$42,296	$34,937	$117,135	$101,185

Weighted average shares outstanding for basic earnings per common share	24,472,035	24,514,144	24,519,828	24,489,665
Dilutive effect of stock compensation	—	—	—	—
Weighted average shares outstanding for diluted earnings per common share	24,472,035	24,514,144	24,519,828	24,489,665

Basic earnings per common share	$1.71	$1.41	$4.74	$4.09
Diluted earnings per common share	$1.71	$1.41	$4.74	$4.09

Note 12 — Stock Based Compensation
As of September 30, 2025, the Company had four active stock-based employee compensation plans, which are more fully described in Note 16 of the Consolidated Financial Statements in 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2024. These plans include three executive stock award plans, the Executive Incentive Plan (EIP), the Restricted Stock Award Plan (RSAP), the Strategic Deployment Incentive Plan (SDP); and the Employee Stock Purchase Plan (ESPP). The 2011 Stock Option Plan was approved by the shareholders on April 21, 2011, but the Company had not made any grants through September 30, 2025.

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
Total fair value of options vested and expensed was zero for the nine months ended September 30, 2025, and 2024. As of September 30, 2025, and 2024, there were no outstanding stock options. There were no stock options exercised during the nine months ended September 30, 2025, and 2024. All shares issued in connection with stock option exercises are issued from available treasury stock.
As of September 30, 2025, there was $14.03 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 3.06 years.
Note 13 — Accumulated Other Comprehensive Loss
The following table presents reclassifications out of accumulated other comprehensive income (loss) related to unrealized gains and losses on available-for-sale securities.

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Consolidated Statements of Income
(Dollars in thousands)	2025	2024	2025	2024
Realized losses included in net income	$(1,877)	$—	$(2,874)	$—	Losses on investment securities available-for-sale
	(1,877)	—	(2,874)	—	Income before income taxes
Tax effect	452	—	692	—	Income tax expense
Net of tax	$(1,425)	$—	$(2,182)	$—	Net income

Note 14 — Income Taxes
The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized was zero at September 30, 2025, and December 31, 2024. Interest and penalties are recognized through the income tax provision. For the nine months ended September 30, 2025, the Company recognized the receipt of a one-time $0.74 million after-tax interest payment on federal tax refunds from tax credit carrybacks and no penalties. For the three and nine months ended September 30, 2025, and 2024, the Company recognized no interest expense or penalties. There were no accrued interest and penalties at September 30, 2025, and December 31, 2024.
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
The Company elected fair value accounting for mortgages held for sale and for its best-efforts forward sales commitments. The Company economically hedges its mortgages held for sale at the time the interest rate locks are issued to the customers. The Company believes the election for mortgages held for sale will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives or best-efforts forward sales commitments. At September 30, 2025, and December 31, 2024, all mortgages held for sale were carried at fair value.
The following table shows the differences between the fair value carrying amount of mortgages held for sale measured at fair value and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity.

(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Excess of fair value carrying amount over (under) unpaid principal
September 30, 2025
Mortgages held for sale reported at fair value	$7,110	$6,816	$294	(1)

December 31, 2024
Mortgages held for sale reported at fair value	$2,569	$2,343	$226	(1)

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
The following table shows the balance of assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2025
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$406,996	$292,861	$—	$699,857
U.S. States and political subdivisions securities	—	104,704	976	105,680
Mortgage-backed securities — Federal agencies	—	689,078	—	689,078
Corporate debt securities	—	502	—	502
Total debt securities available-for-sale	406,996	1,087,145	976	1,495,117
Mortgages held for sale	—	7,110	—	7,110
Accrued income and other assets (interest rate swap agreements)	—	18,141	—	18,141
Total	$406,996	$1,112,396	$976	$1,520,368

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$18,478	$—	$18,478
Total	$—	$18,478	$—	$18,478

December 31, 2024
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$446,021	$311,728	$—	$757,749
U.S. States and political subdivisions securities	—	81,600	1,032	82,632
Mortgage-backed securities — Federal agencies	—	695,918	—	695,918
Total debt securities available-for-sale	446,021	1,089,246	1,032	1,536,299
Mortgages held for sale	—	2,569	—	2,569
Accrued income and other assets (interest rate swap agreements)	—	16,424	—	16,424
Total	$446,021	$1,108,239	$1,032	$1,555,292

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$16,727	$—	$16,727
Total	$—	$16,727	$—	$16,727

The following table shows changes in Level 3 assets measured at fair value on a recurring basis for the quarters ended September 30, 2025, and 2024.

(Dollars in thousands)	U.S. States and political subdivisions securities
Beginning balance July 1, 2025	$971
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income (loss)	5
Purchases	—
Issuances	—
Sales	—
Settlements	—
Maturities	—
Transfers into Level 3	—
Transfers out of Level 3	—
Ending balance September 30, 2025	$976

Beginning balance July 1, 2024	$1,037
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income (loss)	21
Purchases	—
Issuances	—
Sales	—
Settlements	—
Maturities	—
Transfers into Level 3	—
Transfers out of Level 3	—
Ending balance September 30, 2024	$1,058
There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2025, or 2024.
The following table shows the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a recurring basis.

(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
September 30, 2025
Debt securities available-for sale
Direct placement municipal securities	$976	Discounted cash flows	Credit spread assumption	3.43% - 4.23%	3.76%

December 31, 2024
Debt securities available-for sale
Direct placement municipal securities	$1,032	Discounted cash flows	Credit spread assumption	1.15% - 4.59%	3.96%
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
For assets measured at fair value on a nonrecurring basis, the following represents impairment charges (recoveries) recognized on these assets during the quarter ended September 30, 2025: collateral-dependent impaired loans - $0.00 million; mortgage servicing rights - $0.00 million; repossessions - $0.05 million; and other real estate - $0.00 million.

The following table shows the carrying value of assets measured at fair value on a non-recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2025
Collateral-dependent impaired loans	$—	$—	$28,781	$28,781
Accrued income and other assets (mortgage servicing rights)	—	—	3,263	3,263
Accrued income and other assets (repossessions)	—	—	435	435
Accrued income and other assets (other real estate)	—	—	120	120
Total	$—	$—	$32,599	$32,599

December 31, 2024
Collateral-dependent impaired loans	$—	$—	$725	$725
Accrued income and other assets (mortgage servicing rights)	—	—	3,436	3,436
Accrued income and other assets (repossessions)	—	—	155	155
Accrued income and other assets (other real estate)	—	—	460	460
Total	$—	$—	$4,776	$4,776
The following table below shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a non-recurring basis.

(Dollars in thousands)	Carrying Value	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
September 30, 2025
Collateral-dependent impaired loans	$28,781	$28,781	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	15% - 45%	27.6%

Mortgage servicing rights	3,263	7,486	Discounted cash flows	Constant prepayment rate (CPR)	6.8% - 31.0%	7.4%
				Discount rate	10.5% - 12.5%	10.7%

Repossessions	435	444	Appraisals, trade publications and auction values	Discount for lack of marketability	0% - 40%	2%

Other real estate	120	130	Appraisals	Discount for lack of marketability	0% - 8%	8%

December 31, 2024
Collateral-dependent impaired loans	$725	$725	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	25% - 30%	28.0%

Mortgage servicing rights	3,436	7,480	Discounted cash flows	Constant prepayment rate (CPR)	7.6% - 23.0%	7.6%
				Discount rate	11.1% - 13.1%	11.3%

Repossessions	155	170	Appraisals, trade publications and auction values	Discount for lack of marketability	0% - 10%	9%

Other real estate	460	500	Appraisals	Discount for lack of marketability	0% - 8%	8%
GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.

The following table shows the fair values of the Company’s financial instruments.

(Dollars in thousands)	Carrying or Contract Value	Fair Value	Level 1	Level 2	Level 3
September 30, 2025
Assets:
Cash and due from banks	$75,316	$75,316	$75,316	$—	$—
Federal funds sold and interest bearing deposits with other banks	138,942	138,942	138,942	—	—
Investment securities, available-for-sale	1,495,117	1,495,117	406,996	1,087,145	976
Other investments	22,140	22,140	22,140	—	—
Mortgages held for sale	7,110	7,110	—	7,110	—
Loans and leases, net of allowance for loan and lease losses	6,803,024	6,826,027	—	—	6,826,027
Mortgage servicing rights	3,263	7,486	—	—	7,486
Accrued interest receivable	32,138	32,138	—	32,138	—
Interest rate swaps	18,141	18,141	—	18,141	—
Liabilities:
Deposits	$7,409,819	$7,407,686	$5,542,921	$1,864,765	$—
Short-term borrowings	73,574	73,574	73,527	47	—
Long-term debt and mandatorily redeemable securities	42,234	42,115	—	42,115	—
Subordinated notes	58,764	59,069	—	59,069	—
Accrued interest payable	27,780	27,780	—	27,780	—
Interest rate swaps	18,478	18,478	—	18,478	—
Off-balance-sheet instruments *	—	145	—	145	—

December 31, 2024
Assets:
Cash and due from banks	$76,837	$76,837	$76,837	$—	$—
Federal funds sold and interest bearing deposits with other banks	47,989	47,989	47,989	—	—
Investment securities, available-for-sale	1,536,299	1,536,299	446,021	1,089,246	1,032
Other investments	23,855	23,855	23,855	—	—
Mortgages held for sale	2,569	2,569	—	2,569	—
Loans and leases, net of allowance for loan and lease losses	6,699,268	6,608,109	—	—	6,608,109
Mortgage servicing rights	3,436	7,480	—	—	7,480
Accrued interest receivable	32,790	32,790	—	32,790	—
Interest rate swaps	16,424	16,424	—	16,424	—
Liabilities:
Deposits	$7,230,035	$7,226,239	$5,440,309	$1,785,930	$—
Short-term borrowings	249,198	249,198	74,198	175,000	—
Long-term debt and mandatorily redeemable securities	39,156	38,784	—	38,784	—
Subordinated notes	58,764	56,903	—	56,903	—
Accrued interest payable	36,494	36,494	—	36,494	—
Interest rate swaps	16,727	16,727	—	16,727	—
Off-balance-sheet instruments *	—	144	—	144	—

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
The Company’s chief operating decision maker is the Strategic Deployment Committee which includes the Executive Chairman of the Board, the President and Chief Executive Officer, the President of 1st Source Bank, the Chief Financial Officer, and several Group/Division Heads that report directly to the Chief Executive Officer or the President of 1st Source Bank.
ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis is presented to provide information concerning 1st Source Corporation and its subsidiaries’ (collectively referred to as “the Company”, “we”, and “our”) financial condition as of September 30, 2025, as compared to December 31, 2024, and the results of operations for the three and nine months ended September 30, 2025, and 2024. This discussion and analysis should be read in conjunction with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2024 Annual Report.
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

FINANCIAL CONDITION
Our total assets at September 30, 2025, were $9.06 billion, an increase of $124.75 million or 1.40% from December 31, 2024. Total investment securities available-for-sale were $1.50 billion, a decrease of $41.18 million or 2.68% from December 31, 2024. The largest contributor to the decrease in investment securities available-for-sale was expected redemptions. Federal funds sold and interest bearing deposits with other banks were $138.94 million, an increase of $90.95 million or 189.53% from December 31, 2024. The increase in federal funds sold and interest bearing deposits with other banks was due to higher interest bearing deposits at other banks as a result of growth in deposit balances and the expected maturities of investment securities.
Total loans and leases were $6.96 billion, an increase of $109.65 million or 1.60% from December 31, 2024. The largest contributors to the increase in loans and leases was growth in the renewable energy, residential real estate and home equity and commercial real estate portfolios, offset by decreases in the aircraft, auto and light truck and commercial and agricultural portfolios. Our foreign loan and lease balances, all denominated in U.S. dollars, were $321.78 million and $301.18 million as of September 30, 2025, and December 31, 2024, respectively. Foreign loans and leases are in aircraft financing. Loan and lease balances to borrowers in Brazil and Mexico were $135.87 million and $164.50 million as of September 30, 2025, respectively, compared to $129.12 million and $145.85 million as of December 31, 2024, respectively. As of September 30, 2025, and December 31, 2024, there was not a significant concentration in any other country.
Equipment owned under operating leases was $7.65 million, a decrease of $3.83 million, or 33.39% compared to December 31, 2024. The largest contributors to the decrease in equipment owned under operating leases was reduced leasing volume primarily due to a change in customer preferences and continued competitive pricing pressure for new business.
Total deposits were $7.41 billion, an increase of $179.78 million or 2.49% from the end of 2024. The largest contributors to the increase in total deposits were higher savings and time deposits offset by a decrease in demand deposits. Rate competition for deposits persisted during the third quarter across our footprint from various sources, including traditional bank and credit union competitors, money market funds, bond markets, and other non-bank alternatives.
Short-term borrowings were $73.57 million, a decrease of $175.62 million or 70.48% from December 31, 2024, due primarily to the maturity and pay off of $100 million in borrowings from the Federal Reserve’s Bank Term Funding Program and pay downs of short-term FHLB borrowings. Long-term debt and mandatorily redeemable securities were $42.23 million, an increase of $3.08 million or 7.86% from December 31, 2024, due primarily to an increase in mandatorily redeemable securities. Accrued expenses and other liabilities were $180.87 million, an increase of $7.59 million or 4.38% from December 31, 2024, mainly due to increased unfunded partnership commitments offset by decreases in accrued interest payable and accounts payable.
The following table shows accrued income and other assets.

(Dollars in thousands)	September 30, 2025	December 31, 2024
Accrued income and other assets:
Bank owned life insurance cash surrender value	$87,922	$86,396
Operating lease right of use assets	20,915	21,076
Accrued interest receivable	32,138	32,790
Mortgage servicing rights	3,263	3,436
Other real estate	120	460
Repossessions	435	155
Partnership investments carrying amount	131,712	140,244
Deferred tax assets	50,843	55,543
All other assets	38,298	56,185
Total accrued income and other assets	$365,646	$396,285
The largest contributors to the decrease in accrued income and other assets from December 31, 2024, were decreases in accounts receivable (included in All Other Assets in the table above) and partnership investments.

CAPITAL
As of September 30, 2025, total shareholders’ equity was $1.24 billion, up $125.40 million, or 11.29% from the $1.11 billion at December 31, 2024. In addition to net income of $117.14 million, other significant changes in shareholders’ equity during the first nine months of 2025 included $27.54 million of dividends paid. The accumulated other comprehensive loss component of shareholders’ equity decreased to $45.86 million at September 30, 2025, compared to $87.23 million at December 31, 2024, due to changes in market conditions on our available-for-sale investment portfolio. Our shareholders’ equity-to-assets ratio was 13.65% as of September 30, 2025, compared to 12.44% at December 31, 2024. Book value per common share increased to $50.60 at September 30, 2025, from $45.31 at December 31, 2024, primarily due to increased retained earnings and decreased accumulated other comprehensive losses.
We declared and paid cash dividends per common share of $0.38 during the third quarter of 2025. The trailing four quarters dividend payout ratio, representing cash dividends per common share divided by diluted earnings per common share, was 24.63%. The dividend payout is continually reviewed by management and the Board of Directors subject to the Company’s capital and dividend policy.
The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations.
The actual capital amounts and ratios of 1st Source Corporation and 1st Source Bank as of September 30, 2025, remained at their historically strong and conservative levels and are presented in the table below.

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$1,414,793	17.85%	$634,114	8.00%	$832,275	10.50%	$792,643	10.00%
1st Source Bank	1,307,520	16.49	634,159	8.00	832,333	10.50	792,698	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	1,314,832	16.59	475,586	6.00	673,746	8.50	634,114	8.00
1st Source Bank	1,207,552	15.23	475,619	6.00	673,793	8.50	634,159	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	1,202,873	15.18	356,689	4.50	554,850	7.00	515,218	6.50
1st Source Bank	1,152,593	14.54	356,714	4.50	554,889	7.00	515,254	6.50
Tier 1 Capital (to Average Assets):
1st Source Corporation	1,314,832	14.55	361,482	4.00	N/A	N/A	451,853	5.00
1st Source Bank	1,207,552	13.37	361,383	4.00	N/A	N/A	451,728	5.00
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

We maintain prudent strategies to support a strong liquidity position. The following table represents our sources of liquidity as of September 30, 2025.

(Dollars in thousands)	Available
Internal Sources
Unencumbered securities	$1,248,934
External Sources
FHLB advances(1)	607,950
FRB borrowings	368,207
Fed funds purchased(2)	410,000
Brokered deposits(3)	396,410
Listing services deposits(3)	451,400
Total liquidity	$3,482,901
% of Total deposits net brokered and listing services certificates of deposit	50.48%
(1) Availability is shown net of required stock purchases under the FHLB activity-based stock ownership requirement, which is currently 4.50%, and may vary
(2) Availability contingent on correspondent bank approvals at time of borrowing
(3) Availability contingent on internal borrowing guidelines
External sources as listed in the table above are managed to approved guidelines by our Board of Directors. Total net available liquidity was $3.48 billion at September 30, 2025, which accounted for approximately 50% of total deposits net of brokered and listing services certificates of deposit.
Our loan to asset ratio was 76.90% at September 30, 2025, compared to 76.74% at December 31, 2024 and 75.49% at September 30, 2024. Cash and cash equivalents totaled $214.26 million at September 30, 2025, compared to $124.83 million at December 31, 2024 and $169.36 million at September 30, 2024. The increase in cash and cash equivalents was primarily due to an increase in deposits and the expected redemptions of investment securities available-for-sale. At September 30, 2025, the Consolidated Statements of Financial Condition was rate sensitive by $459.66 million more liabilities than assets scheduled to reprice within one year, or approximately 0.90%. Management believes that the present funding sources provide adequate liquidity to meet our cash flow needs.
Under Indiana law governing the collateralization of public fund deposits, the Indiana Board of Depositories determines which financial institutions are required to pledge collateral based on the strength of their financial ratings. We have been informed that no collateral is required for our public fund deposits. However, the Board of Depositories could alter this requirement in the future and adversely impact our liquidity. Our potential liquidity exposure if we must pledge collateral is approximately $1.38 billion.
RESULTS OF OPERATIONS
Net income available to common shareholders for the three and nine month periods ended September 30, 2025, was $42.30 million and $117.14 million, compared to $34.94 million and $101.19 million for the same periods in 2024. Diluted net income per common share was $1.71 and $4.74 for the three and nine month periods ended September 30, 2025, compared to $1.41 and $4.09 earned for the same periods in 2024. Return on average common shareholders’ equity was 13.24% for the nine months ended September 30, 2025, compared to 13.02% in 2024. The return on total average assets was 1.75% for the nine months ended September 30, 2025, compared to 1.55% in 2024.
Net income increased for the nine months ended September 30, 2025, compared to the first nine months of 2024. Net interest income and noninterest income increased offset partially by an increase in the provision for credit losses and noninterest expense. Details of the changes in the various components of net income are discussed further below.

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
DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL

				Three Months Ended
	September 30, 2025			June 30, 2025			September 30, 2024
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
ASSETS
Investment securities available-for-sale:
Taxable	$1,439,793	$8,803	2.43%	$1,444,203	$8,602	2.39%	$1,510,162	$6,120	1.61%
Tax exempt(1)	32,727	379	4.59%	32,418	375	4.64%	29,057	316	4.33%
Mortgages held for sale	4,516	73	6.41%	3,385	55	6.52%	3,758	63	6.67%
Loans and leases, net of unearned discount(1)	7,015,389	120,245	6.80%	6,968,463	117,250	6.75%	6,605,677	115,216	6.94%
Other investments	133,400	1,542	4.59%	95,469	1,087	4.57%	124,647	1,659	5.29%
Total earning assets(1)	8,625,825	131,042	6.03%	8,543,938	127,369	5.98%	8,273,301	123,374	5.93%
Cash and due from banks	59,957			67,535			64,014
Allowance for loan and lease losses	(164,984)			(159,418)			(151,693)
Other assets	512,741			510,079			534,202
Total assets	$9,033,539			$8,962,134			$8,719,824

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$5,817,284	$39,654	2.70%	$5,774,752	$39,106	2.72%	$5,534,358	$43,782	3.15%
Short-term borrowings:
Securities sold under agreements to repurchase	59,297	148	0.99%	60,863	121	0.80%	64,032	173	1.07%
Other short-term borrowings	15,556	159	4.06%	61,917	688	4.46%	110,710	1,336	4.80%
Subordinated notes	58,764	1,010	6.82%	58,764	1,007	6.87%	58,764	1,054	7.14%
Long-term debt and mandatorily redeemable securities	41,646	1,167	11.12%	41,328	1,102	10.70%	39,119	1,399	14.23%
Total interest-bearing liabilities	5,992,547	42,138	2.79%	5,997,624	42,024	2.81%	5,806,983	47,744	3.27%
Noninterest-bearing deposits	1,606,828			1,574,332			1,600,068
Other liabilities	157,241			144,057			161,978
Shareholders’ equity	1,219,234			1,187,076			1,079,543
Noncontrolling interests	57,689			59,045			71,252
Total liabilities and equity	$9,033,539			$8,962,134			$8,719,824
Less: Fully tax-equivalent adjustments		(154)			(153)			(144)
Net interest income/margin (GAAP-derived)(1)		$88,750	4.08%		$85,192	4.00%		$75,486	3.63%
Fully tax-equivalent adjustments		154			153			144
Net interest income/margin - FTE(1)		$88,904	4.09%		$85,345	4.01%		$75,630	3.64%

(1) See “Reconciliation of Non-GAAP Financial Measures” at the end of this section for additional information on this performance measure/ratio.
Quarter Ended September 30, 2025, compared to the Quarter Ended September 30, 2024
The taxable-equivalent net interest income for the three months ended September 30, 2025, was $88.90 million, an increase of 17.55% over the same period in 2024. The net interest margin on a fully taxable-equivalent basis was 4.09% for the three months ended September 30, 2025, compared to 3.64% for the three months ended September 30, 2024.
During the three month period ended September 30, 2025, average earning assets increased $352.52 million, up 4.26% over the comparable period in 2024. Average interest-bearing liabilities increased $185.56 million or 3.20%. The yield on average earning assets increased 10 basis points to 6.03% from 5.93% at September 30, 2024, primarily due to higher loan and lease average balances and higher rates on investment securities. Total cost of average interest-bearing liabilities decreased 48 basis points to 2.79% from 3.27%, primarily as a result of lower rates on interest-bearing deposits and other short-term borrowings. The result to the tax-equivalent net interest margin, or the ratio of tax-equivalent net interest income to average earning assets, was an increase of 45 basis points.

The largest contributors to the improved yield on average earning assets for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, was an increase in average loan and lease balances and higher rates on investments securities offset by lower rates on other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank (FHLB) stock and commercial paper. The yield on loans and leases decreased 14 basis points, mainly from lower rates on loans during the quarter compared to the prior year third quarter. Average loans and leases increased $409.71 million or 6.20%, primarily in the renewable energy, commercial real estate, construction equipment, commercial and agricultural, and residential real estate and home equity portfolios. Net interest recoveries positively contributed four basis points to the yield on average loans and leases during the quarter and four basis points to the average loans and leases yield during the prior year third quarter. Average investment securities decreased $66.70 million or 4.33%, due to the expected redemption of securities used to fund loan growth and pay down short-term borrowings. Average other investments, primarily held at the Federal Reserve Bank, increased $8.75 million or 7.02%.
Average interest-bearing deposits increased $282.93 million or 5.11% for the third quarter of 2025 over the same period in 2024 primarily in savings, interest-bearing demand and non-brokered time deposits. The effective rate on average interest-bearing deposits decreased 45 basis points to 2.70% from 3.15%, primarily as a result of Fed rate cuts during the second half of 2024 and third quarter of 2025. Average noninterest-bearing deposits increased $6.76 million or 0.42% for the third quarter of 2025 over the same period in 2024.
Average short-term borrowings decreased $99.89 million or 57.16% for the third quarter of 2025, compared to the same period in 2024. Interest on short-term borrowings decreased 181 basis points primarily due to the maturity and pay off of $100 million in borrowings from the Federal Reserve’s Bank Term Funding Program during the first quarter of this year along with lower rates on short-term FHLB borrowings. Interest on subordinated notes decreased 32 basis points during the third quarter of 2025 from the same period a year ago due to a variable rate decrease on one tranche. Average long-term debt and mandatorily redeemable securities balances increased $2.53 million or 6.46%. Interest on long-term debt and mandatorily redeemable securities decreased 311 basis points during the third quarter of 2025 from the same period in 2024, primarily due to lower imputed interest on mandatorily redeemable securities from a smaller increase in book value per share during the quarter compared to the previous year’s third quarter. Mandatorily redeemable securities are issued under the terms of one of our executive incentive compensation plans and are settled based on book value per share with changes from the previous reporting date recorded as interest expense.

	Nine Months Ended
	September 30, 2025			September 30, 2024
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
ASSETS
Investment securities available-for-sale:
Taxable	$1,457,157	$25,558	2.35%	$1,537,066	$18,099	1.57%
Tax exempt(1)	32,112	1,103	4.59%	30,057	962	4.28%
Mortgages held for sale	3,444	167	6.48%	3,257	162	6.64%
Loans and leases, net of unearned discount(1)	6,928,394	351,091	6.78%	6,572,108	337,580	6.86%
Other investments	114,444	3,943	4.61%	110,580	4,500	5.44%
Total earning assets(1)	8,535,551	381,862	5.98%	8,253,068	361,303	5.85%
Cash and due from banks	63,819			62,277
Allowance for loan and lease losses	(160,601)			(150,127)
Other assets	512,531			545,805
Total assets	$8,951,300			$8,711,023

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$5,779,321	$118,606	2.74%	$5,511,116	$126,621	3.07%
Short-term borrowings:
Securities sold under agreements to repurchase	59,468	373	0.84%	57,934	366	0.84%
Other short-term borrowings	31,964	975	4.08%	168,234	6,403	5.08%
Subordinated notes	58,764	3,031	6.90%	58,764	3,176	7.22%
Long-term debt and mandatorily redeemable securities	40,891	3,543	11.58%	41,633	2,850	9.14%
Total interest-bearing liabilities	5,970,408	126,528	2.83%	5,837,681	139,416	3.19%
Noninterest-bearing deposits	1,589,924			1,598,711
Other liabilities	146,957			163,091
Shareholders’ equity	1,183,027			1,037,809
Noncontrolling interests	60,984			73,731
Total liabilities and equity	$8,951,300			$8,711,023
Less: Fully tax-equivalent adjustments		(454)			(436)
Net interest income/margin (GAAP-derived)(1)		$254,880	3.99%		$221,451	3.58%
Fully tax-equivalent adjustments		454			436
Net interest income/margin - FTE(1)		$255,334	4.00%		$221,887	3.59%

(1) See “Reconciliation of Non-GAAP Financial Measures” at the end of this section for additional information on this performance measure/ratio.
Nine Months Ended September 30, 2025, compared to the Nine Months Ended September 30, 2024
The taxable-equivalent net interest income for the nine months ended September 30, 2025, was $255.33 million, an increase of 15.07% over the same period in 2024. The net interest margin on a fully taxable-equivalent basis was 4.00% for the nine months ended September 30, 2025, compared to 3.59% for the same period in 2024.
During the nine month period ended September 30, 2025, average earning assets increased $282.48 million, up 3.42% over the comparable period in 2024. Average interest-bearing liabilities increased $132.73 million or 2.27%. The yield on average earning assets increased 13 basis points to 5.98% from 5.85% primarily due to higher loan and lease average balances and higher rates on investment securities offset by lower rates on other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank (FHLB) stock and commercial paper. Total cost of average interest-bearing liabilities decreased 36 basis points to 2.83% from 3.19% as a result of repricing of interest-bearing deposits and lower interest expense on other short-term borrowings which is predominately short-term FHLB borrowings offset by higher rates on mandatorily redeemable securities. The result to the net interest margin, or the ratio of net interest income to average earning assets, was a net 41 basis point improvement.
The largest contributors to the improved yield on average earning assets for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was an increase in average loan and lease balances and higher rates on investment securities. Average loans and leases increased $356.29 million, up 5.42%. Average investment securities decreased $77.85 million or 4.97% which represents the expected maturity of securities used to support liquidity and fund loan growth.

Average interest-bearing deposits increased $268.21 million or 4.87% for the first nine months of 2025 over the same period in 2024, primarily due to increased interest-bearing demand, savings, and non-brokered time deposit balances. The effective rate paid on average interest-bearing deposits decreased 33 basis points to 2.74% from 3.07% mainly from Fed rate cuts during the second half of 2024. Average noninterest-bearing deposits declined $8.79 million or 0.55% for the first nine months of 2025 over the same period in 2024, primarily due to persistent rate competition for deposits and greater utilization of excess funds by our business customers.
Average short-term borrowings decreased $134.74 million or 59.57% for the first nine months of 2025, compared to the same period in 2024. Interest paid on short-term borrowings decreased 203 basis points primarily due to the maturity and pay off of $100 million in borrowings from the Federal Reserve’s Bank Term Funding Program and lower short-term FHLB borrowings. Interest paid on subordinated notes decreased 32 basis points during the first nine months due to a variable rate decrease on one tranche. Average long-term debt and mandatorily redeemable securities balances decreased $0.74 million or 1.78%, primarily from maturity of long term debt. Interest paid on long-term debt and mandatorily redeemable securities increased 244 basis points due to higher imputed interest on mandatorily redeemable securities from a larger increase in book value per share during 2025. Mandatorily redeemable securities are issued under the terms of one of our executive incentive compensation plans and are settled based on book value per share with changes from the previous reporting date recorded as interest expense.
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

		Three Months Ended			Nine Months Ended
		September 30,	June 30,	September 30,	September 30,	September 30,
(Dollars in thousands)		2025	2025	2024	2025	2024
Calculation of Net Interest Margin
(A)	Interest income (GAAP)	$130,888	$127,216	$123,230	$381,408	$360,867
	Fully tax-equivalent adjustments:
(B)	- Loans and leases	76	75	79	226	239
(C)	- Tax-exempt investment securities	78	78	65	228	197
(D)	Interest income - FTE (A+B+C)	131,042	127,369	123,374	381,862	361,303
(E)	Interest expense (GAAP)	42,138	42,024	47,744	126,528	139,416
(F)	Net interest income (GAAP) (A–E)	88,750	85,192	75,486	254,880	221,451
(G)	Net interest income - FTE (D–E)	88,904	85,345	75,630	255,334	221,887
(H)	Annualization factor	3.967	4.011	3.978	1.337	1.336
(I)	Total earning assets	$8,625,825	$8,543,938	$8,273,301	$8,535,551	$8,253,068
	Net interest margin (GAAP-derived) (F*H)/I	4.08%	4.00%	3.63%	3.99%	3.58%
	Net interest margin - FTE (G*H)/I	4.09%	4.01%	3.64%	4.00%	3.59%

PROVISION AND ALLOWANCE FOR CREDIT LOSSES
The provision for credit losses for the three and nine months ended September 30, 2025, was $0.90 million and $11.85 million, compared to $1.72 million and $8.89 million during the three and nine months ended September 30, 2024. Net charge-offs of $1.88 million or 0.11% of average loans and leases were recorded for the third quarter of 2025, compared to $0.85 million or 0.05% of average loans and leases for the same quarter a year ago. Year-to-date net charge-offs of $3.93 million or 0.08% of average loans and leases have been recorded in 2025, compared to net charge-offs of $4.99 million or 0.10% of average loans and leases through September 30, 2024. Net charge-offs recognized in 2025 are principally concentrated in the commercial and agricultural, construction equipment, auto and light truck, and consumer portfolios.

The provision for credit losses for the three months ended September 30, 2025, was principally driven by a decline in loan balances along with a slight decrease in special attention balances which are reserved at higher rates. The forecast adjustment was unchanged as the previous assumptions continue to be applicable to economic conditions expected during the forecast period. Risks include an unpredictable trade environment, an uncertain domestic GDP outlook, heightened geopolitical instability, a weakening labor market, and continued elevated levels of inflation and interest rates. We remain concerned about the potential risks in the small business portion of the commercial and agricultural portfolio, as domestic trade proposals increase the potential for pricing instability and shifting demand dynamics which may impact our customers. The agricultural portion of this portfolio remains under stress as financial performance has been adversely impacted by lower commodity prices. Clients in our auto and light truck portfolio are experiencing lower rental rates, higher fleet carrying costs, and overcapacity. Modest qualitative adjustments were made in the current quarter to account for higher special attention balances along with continued elevated delinquency rates in the auto rental portion of the portfolio. The medium and heavy duty truck portfolio is managing through a prolonged industry downturn. Consumers remain under stress, economic imbalances are prevalent, and confidence is waning. We modestly increased a qualitative factor related to consumer delinquency trends this quarter to account for higher delinquency rates in the portfolio. Reserves for assets individually evaluated total $1.16 million this quarter, consisting largely of accounts in our auto and light truck and medium and heavy duty truck portfolios.
We continually evaluate risks which may impact our loan portfolios. Such risks include an uncertain economic outlook fueled by significant changes in domestic trade policy, ongoing conflicts around the world with the potential to impact commodity prices and shipping routes, and the Federal Reserve’s challenge of maintaining full employment, while balancing inflation and interest rate concerns in an effort to maintain overall economic stability. The possibility for a downside economic scenario is heightened as disruptive trade policy, geopolitical uncertainty, and fragile growth prospects raise the potential for adverse impacts in the domestic and global economies. The potential for trade disruption increases asset price volatility and higher interest rates apply downward pressure to asset values which collateralize our loans. Credit market conditions remain tightened, and uncertainty is pervasive. The growth outlook in the U.S. is uncertain and susceptible to disruption caused by global conflicts and an environment of heightened instability. Our domestic political environment is fraught with uncompromising partisanship. Political discord and corruption scandals are also an ever-present threat in our Latin American markets. Globally, there is an ongoing threat of terrorism.
Our aircraft portfolio exhibits collateral concentration and contains $321.78 million of foreign exposure at September 30, 2025, the majority of which is in Mexico and Brazil. We review political and economic data for these countries on a regular basis to assess the impact the environment may have on our customers. We have recognized minimal credit losses in recent years in the aircraft portfolio and credit quality remains stable. However, historically, we have experienced brief periods of volatile and unanticipated losses in both foreign and domestic aircraft. Losses have been primarily attributable to unexpected declines in the value of specific aircraft collateral at a time when the borrower is experiencing financial difficulties. We review and assess aircraft values on an ongoing basis and use a tiered approach to establish advance rates and amortization schedules to limit collateral exposure. We continually monitor individual customer performance and assess risks in the overall portfolio.
On September 30, 2025, 30 day and over loan and lease delinquency as a percentage of loan and lease balances was 0.76%, compared to 0.31% on September 30, 2024. The allowance for loan and lease losses as a percentage of loans and leases outstanding at the end of the period was 2.32%, compared to 2.30% one year ago. A summary of loan and lease loss experience during the three and nine months ended September 30, 2025, and 2024 is located in Note 5 of the Consolidated Financial Statements.

NONPERFORMING ASSETS
The following table shows nonperforming assets.

(Dollars in thousands)	September 30, 2025	December 31, 2024	September 30, 2024
Loans and leases past due 90 days or more and accruing	$317	$106	$100
Nonaccrual loans and leases	62,264	30,613	30,678
Other real estate	120	460	—
Repossessions	435	155	109
Equipment owned under operating leases	56	—	—
Total nonperforming assets	$63,192	$31,334	$30,887
Nonperforming assets to loans and leases, net of unearned discount	0.91%	0.46%	0.47%
Nonperforming assets totaled $63.19 million at September 30, 2025, an increase of 101.67% from the $31.33 million reported at December 31, 2024, and a 104.59% increase from the $30.89 million reported at September 30, 2024. The increase in nonperforming assets during the first nine months of 2025 was primarily related to higher nonaccrual loans and leases. The increase in nonperforming assets as of September 30, 2025, from September 30, 2024, was also related to an increase in nonaccrual loans and leases. There is currently one property held in other real estate related to our residential real estate and home equity portfolio as of September 30, 2025.
The increase in nonaccrual loans and leases at September 30, 2025, from December 31, 2024, was predominantly in our auto and light truck portfolio as several large accounts were transferred to nonaccrual status during the year. A summary of nonaccrual loans and leases and past due aging for the periods ended September 30, 2025, and December 31, 2024, is located in Note 4 of the Consolidated Financial Statements.
Repossessions consisted primarily of two loan relationships in the construction equipment portfolio, coupled with minimal amounts in our auto and light truck, and consumer portfolios at September 30, 2025. At the time of repossession, the recorded amount of the loan or lease is written down to the fair value of the equipment or vehicle by a charge to the allowance for loan and lease losses or other income, if a positive adjustment, unless the equipment is in the process of immediate sale. Any subsequent fair value write-downs or write-ups, to the extent of previous write-downs, are included in noninterest expense.
The following table shows a summary of repossessions and other real estate.

(Dollars in thousands)	September 30, 2025	December 31, 2024	September 30, 2024
Commercial and agricultural	$—	$—	$—
Renewable energy	—	—	—
Auto and light truck	50	—	—
Medium and heavy duty truck	—	—	—
Aircraft	—	—	—
Construction equipment	307	594	66
Commercial real estate	—	—	—
Residential real estate and home equity	120	—	—
Consumer	78	21	43
Total	$555	$615	$109
For financial statement purposes, nonaccrual loans and leases are included in loan and lease outstandings, whereas repossessions and other real estate are included in other assets.

NONINTEREST INCOME
The following table shows the details of noninterest income.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Noninterest income:
Trust and wealth advisory	$6,825	$6,524	$301	4.61%	$20,757	$19,892	$865	4.35%
Service charges on deposit accounts	3,437	3,279	158	4.82%	9,697	9,552	145	1.52%
Debit card	4,530	4,598	(68)	(1.48)%	13,246	13,361	(115)	(0.86)%
Mortgage banking	1,031	1,042	(11)	(1.06)%	3,000	3,272	(272)	(8.31)%
Insurance commissions	1,845	1,641	204	12.43%	5,970	5,028	942	18.74%
Equipment rental	693	1,141	(448)	(39.26)%	2,371	4,069	(1,698)	(41.73)%
Losses on investment securities available-for-sale	(1,877)	—	(1,877)	NM	(2,874)	—	(2,874)	NM
Other	5,422	4,223	1,199	28.39%	15,899	12,651	3,248	25.67%
Total noninterest income	$21,906	$22,448	$(542)	(2.41)%	$68,066	$67,825	$241	0.36%
NM = Not Meaningful
Trust and wealth advisory fees (which include investment management fees, estate administration fees, mutual fund fees, annuity fees, and fiduciary fees) increased during the three and nine months ended September 30, 2025, compared with the same periods a year ago. Trust and wealth advisory fees are largely based on the number and size of client relationships and the market value of assets under management. The market value of trust assets under management at September 30, 2025, December 31, 2024, and September 30, 2024, was $6.07 billion, $5.97 billion, and $6.03 billion, respectively. Positive equity market returns during the first nine months of 2025 resulted in an increase in assets under management.
Service charges on deposit accounts increased for the three and nine months ended September 30, 2025, compared to the same periods in 2024. The increase in service charges on deposit accounts was the result of higher consumer nonsufficient fund and overdraft transactions.
Debit card income decreased during the three and nine months ended September 30, 2025, compared to the same periods a year ago. The decrease during these periods was due to shifts in both client transaction behavior and the networks over which those merchants are routing transactions.

Mortgage banking income decreased during the three and nine months ended September 30, 2025, compared to the same periods in 2024. The decrease was primarily due to lower margins on loans originated for the secondary market and a reduction in servicing fees resulting from fewer loans being serviced for others.
Insurance commissions increased during the three and nine months ended September 30, 2025, compared to the same periods a year ago. The increase was mainly due to higher contingent commissions received and an increased book of business.
Equipment rental income decreased for the three and nine months ended September 30, 2025, over the comparable periods in 2024. The decline was the result of a reduction in the average equipment rental portfolio by 43.07% over the same period a year ago, due to changing customer preferences and competitive pricing pressures for new business.
Losses on investment securities available-for-sale during 2025 were exclusively the result of repositioning the portfolio during the second and third quarters. In the repositioning, approximately $26 million of securities with a weighted average yield of 1.04% were sold and used to purchase approximately $26 million of securities with a weighted average yield of 4.18% in the second quarter and approximately $73 million of securities with a weighted average yield of 0.85% were sold and used to purchase approximately $73 million of securities with a weighted average yield of 3.52% in the third quarter.
Other income increased for the three and nine months ended September 30, 2025, compared to the same periods in 2024. The increase was primarily the result of increased partnership investment gains, higher brokerage and commission fees and increased customer interest rate swap fees.

NONINTEREST EXPENSE
The following table shows the details of noninterest expense.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$32,217	$31,274	$943	3.02%	$96,132	$90,084	$6,048	6.71%
Net occupancy	3,085	3,011	74	2.46%	9,344	8,915	429	4.81%
Furniture and equipment	1,566	1,496	70	4.68%	4,597	3,910	687	17.57%
Data processing	7,578	7,002	576	8.23%	22,279	20,214	2,065	10.22%
Depreciation – leased equipment	557	907	(350)	(38.59)%	1,894	3,194	(1,300)	(40.70)%
Professional fees	1,765	1,928	(163)	(8.45)%	4,932	4,986	(54)	(1.08)%
FDIC and other insurance	1,454	1,423	31	2.18%	4,332	4,707	(375)	(7.97)%
Business development and marketing	2,846	1,671	1,175	70.32%	6,655	5,441	1,214	22.31%
Other	3,708	2,116	1,592	75.24%	10,117	7,942	2,175	27.39%
Total noninterest expense	$54,776	$50,828	$3,948	7.77%	$160,282	$149,393	$10,889	7.29%
Salaries and employee benefits increased during the three and nine months ended September 30, 2025, compared to the same periods in 2024. Higher salaries and employee benefits were mainly a result of normal merit increases, increased incentive compensation as well as higher group insurance costs as a result of overall higher health insurance claims experienced during the first half of 2025.
Net occupancy expense increased during the three and nine months ended September 30, 2025, compared to the same periods in 2024. The increase was primarily due to higher building depreciation and increased premises expenses.
Furniture and equipment expenses, including depreciation, increased during the three and nine months of 2025, compared to the same periods a year ago. The increase was mainly due to an increase in equipment repairs and maintenance and higher equipment depreciation.
Data processing expense grew during the three and nine months ended September 30, 2025, compared to the same periods a year ago due primarily to higher computer processing charges and software maintenance expense on technology projects.
Depreciation on leased equipment decreased for the three and nine months ended September 30, 2025, compared to the same periods in 2024. Depreciation on leased equipment correlates with the decrease in equipment rental income.
Professional fees were lower during the three and nine months ended September 30, 2025, compared to the same periods a year ago due primarily to lower professional consulting fees offset by an increase in legal and audit fees.
FDIC and other insurance remained flat during the three months ended September 30, 2025, and decreased during the nine months ended September 30, 2025, compared to the same periods in 2024. The decrease was the result of lower blanket bond insurance premiums due to a more cost effective policy renewal.
Business development and marketing expense increased during the three and nine months ended September 30, 2025, compared with the same periods in 2024. The increase was primarily due to a $1.00 million dollar charitable contribution, increased business development expenses, and marketing promotions.
Other expenses were higher during the three and nine months of 2025, compared to the same periods a year ago. The increase was primarily the result of fewer gains related to the sale of fixed assets and off-lease equipment, increased fraud losses due to a recovery of check fraud losses during the first quarter last year, higher printing expenses, an increase in credit report and appraisal fees, and higher collection and repossession expenses.
INCOME TAXES
The provision for income taxes for the three and nine month periods ended September 30, 2025, was $12.71 million and $33.69 million, compared to $10.47 million and $29.82 million for the same periods in 2024. The effective tax rate was 23.11% and 23.07% for the quarters ended September 30, 2025, and 2024, respectively, and 22.34% and 22.76% for the nine months ended September 30, 2025, and 2024, respectively. The decrease in the year-to-date effective tax rate was due to a one-time $0.74 million after-tax interest payment on federal tax refunds from tax credit carrybacks recorded in the first quarter of 2025.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risks faced by 1st Source since December 31, 2024. For information regarding our market risk, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 4.
CONTROLS AND PROCEDURES
As of the end of the period covered by this report an evaluation was carried out, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2025, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the third fiscal quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
ITEM 2.        Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs
July 01 - 31, 2025	37,701	$60.68	37,701	904,320
August 01 - 31, 2025	67,680	59.62	67,680	836,640
September 01 - 30, 2025	—	—	—	836,640

*1st Source maintains a stock repurchase plan that was authorized by the Board of Directors on October 19, 2023. Under the terms of the plan, 1st Source may repurchase up to 1,000,000 shares of its common stock from time to time to mitigate the potential dilutive effects of stock-based incentive plans and other potential uses of common stock for corporate purposes. Since the inception of the plan, 1st Source has repurchased 163,360 shares.
ITEM 3.        Defaults Upon Senior Securities.
None
ITEM 4.        Mine Safety Disclosures.
None

ITEM 5.        Other Information.
During the three months ended September 30, 2025, there were no “Rule 10b5-1 trading plans” or “non-Rule 10b5-1 trading arrangements” adopted, modified or terminated by any director or officer of the Company (as each term is defined in Item 408(a) of Regulation S-K).
ITEM 6.        Exhibits.
The following exhibits are filed with this report:

10.1
Employment Agreement effective October 1, 2025 between 1st Source Corporation and Christopher J. Murphy III, filed as Exhibit 10(a)(1) to Form 8-K/A, dated September 29, 2025 and incorporated herein by reference.

10.2
Employment Agreement effective October 1, 2025 between 1st Source Corporation and Andrea G. Short, filed as Exhibit 10(a)(2) to Form 8-K/A, dated September 29, 2025 and incorporated herein by reference.

10.5
Employment Agreement effective October 1, 2025 between 1st Source Corporation and Brett A. Bauer, filed as Exhibit 10(a)(5) to Form 8-K/A, dated September 29, 2025 and incorporated herein by reference.

10.6
Employment Agreement effective October 1, 2025 between 1st Source Corporation and Kevin C. Murphy, filed as Exhibit 10(a)(6) to Form 8-K/A, dated September 29, 2025 and incorporated herein by reference.

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

1st Source Corporation

DATE	October 23, 2025	/s/ ANDREA G. SHORT
Andrea G. Short President and CEO

DATE	October 23, 2025	/s/ BRETT A. BAUER
Brett A. Bauer Treasurer and Chief Financial Officer Principal Accounting Officer