Form 10-K
period 2025-12-31
1ST SOURCE CORP
filed 2026-02-17
CIK 34782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2025 was $1,183,258,224
The number of shares outstanding of each of the registrant’s classes of stock as of February 13, 2026: Common Stock, without par value — 24,330,147 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2026 Proxy Statement for the 2026 annual meeting of shareholders to be held April 23, 2026, are incorporated by reference into Part III.

Part I
Item 1. Business.
1ST SOURCE CORPORATION
1st Source Corporation, an Indiana corporation incorporated in 1971, is a bank holding company headquartered in South Bend, Indiana that provides, through its subsidiaries (collectively referred to as “1st Source”, the “Company”, “we”, and “our”), a broad array of financial products and services. 1st Source Bank (“Bank”), its wholly-owned banking subsidiary, offers commercial and consumer banking services, trust and wealth advisory services, and insurance to individual and business clients (through 1st Source Insurance, Inc.) from most of our 78 banking center locations in 19 counties in Indiana and Michigan and Sarasota County in Florida. 1st Source Bank’s Specialty Finance Group, with 15 locations nationwide, offers specialized financing services for construction equipment, new and pre-owned private and cargo aircraft, and various vehicle types (cars, trucks, vans) for fleet purposes. While our Specialty Finance lending portfolio is concentrated in certain equipment types, we serve a diverse client base. We are not dependent upon any single industry or client. At December 31, 2025, we had consolidated total assets of $9.06 billion, total loans and leases of $7.05 billion, total deposits of $7.23 billion, and total shareholders’ equity of $1.27 billion.
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
1ST SOURCE BANK
Business Services — 1st Source Bank provides commercial, small business, agricultural, and real estate loans primarily to privately owned businesses to finance industrial and commercial properties, equipment, inventories and accounts receivable, acquisitions and for general corporate purposes. Other business services include commercial leasing, treasury management services, payment services (including digital and real time/immediate payments), Fedwires, ACH and merchant services, and retirement planning services.
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
Consumer Services — 1st Source Bank provides a full range of consumer banking products and services through our banking centers, virtual Branch, client service center, and on-line. Traditional banking services include checking and savings accounts, certificates of deposits, Health Savings Accounts and Individual Retirement Accounts as well as loans, credit cards, mortgages and home equity lines of credit. 1st Source also offers a full line of on-line and mobile banking products. Our Automated Teller Machine network supports our debit and credit card program. Consumers also have the ability to obtain consumer loans, credit cards, real estate mortgage loans and home equity lines of credit in any of our banking centers or on-line. 1st Source also offers insurance products through 1st Source Insurance offices or in our banking centers. We also offer a variety of financial planning (through our network of financial advisors), financial literacy, and other consultative services.
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
Construction equipment financing includes financing of new and pre-owned equipment (i.e., bulldozers, excavators, cranes, loaders, and asphalt and concrete plants etc.). Construction equipment finance relationships which may include multiple pieces of equipment generally range from $100,000 to $40 million with fixed or variable interest rates and terms of one to ten years.
Aircraft financing consists of financings for new and pre-owned general aviation aircraft (including helicopters) for private and corporate users, select aircraft distributors and dealers, charter operators, cargo carriers, and other aircraft operators. 1st Source Bank also provides selective international aircraft financing, primarily in Mexico and Brazil. Aircraft finance relationships generally range from $500,000 to $30 million with fixed or variable interest rates and terms of one to eleven years.

We offer auto and light truck fleet financing for new and pre-owned vehicles to automobile and light truck rental companies, commercial leasing companies, and a limited number of single unit financing for users of specialty vehicles (step vans, vocational work trucks, motor coaches, shuttle buses and funeral cars). The auto and light truck finance relationships generally range from $100,000 to $60 million with fixed or variable interest rates and terms of one to eight years.
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
1ST SOURCE INSURANCE, INC.
1st Source Insurance, Inc. is our insurance agency subsidiary placing property and casualty, individual and group health, and life insurance for individuals and businesses. 1st Source Insurance, Inc. has thirteen offices.
OTHER CONSOLIDATED SUBSIDIARIES
1st Portfolio Management, Inc. owns and manages certain available-for-sale investment securities.
1st Source Bank is the managing general partner in four subsidiaries that have interests in tax-advantaged investments with third parties.
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
COMPETITION
We compete with other banks, some of which are affiliated with large bank holding companies headquartered outside of our principal market. The Bank also competes with other financial service companies, such as credit unions, securities firms, insurance companies, finance or mortgage companies, real estate investment trusts, and some governmental agencies. We generally compete on the basis of client service and responsiveness to client needs, available loan and deposit products, the rates of interest charged on loans and leases, the rates of interest paid for funds, other credit and service charges, the quality of services rendered, the convenience of banking facilities, and in the case of loans and leases to large commercial borrowers, relative lending limits.
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
OUR PEOPLE
At December 31, 2025, we had approximately 1,190 colleagues on a full-time equivalent basis. As a service-driven business, our long-term success depends on our people. And as we have grown, the importance of our talent strategy has intensified. We are committed to a multi-dimensional approach to talent and culture.
Training and Talent Development — We believe a critical driver of our future growth is the ability to grow leaders. We provide developmental opportunities for our colleagues at all levels through a robust set of formal and informal programs.
•1st Source University enables colleagues to build skills and knowledge in multiple facets of our business.
•In 2025, 1st Source colleagues completed over 37,900 training modules consisting of over 950 different courses and materials covering topics such as regulations, leadership development, relationship building, cybersecurity, communication, and unconscious bias.

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
•The Tuition Reimbursement Program reflects our culture of continuous learning. In 2025, we reimbursed over $114,000 to colleagues for tuition at 13 different Colleges and Universities with an average of approximately $4,230 per colleague who used the benefit.
•To encourage our colleagues to build careers delivering the highest levels of outstanding client service at 1st Source Bank, we have mastery career paths for critical roles including personal and commercial banking, management and pre-management, and the customer service center. In 2025, 67 career paths were tracked in our Learning Management System. Our colleagues completed 364 career paths, made progress on 322 paths, and more than 11,000 skills were developed.
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
•In 2025, our colleagues donated approximately 14,000 hours to a total of 560 different organizations.
•In 2025, our colleagues contributed over $197,000 to local United Way organizations.
•In 2025, 1st Source contributed over $670,000 to over 440 deserving and successful community service organizations.
•In 2025, 1st Source contributed $1,000,000 to 1st Source Bank Foundation. 1st Source Bank Foundation works in collaboration with 1st Source Bank to enhance and strengthen the social, economic, and cultural fabric of our communities through a commitment of providing financial resources. 1st Source Bank Foundation provides support to organizations working in the following areas: Social welfare and human services, education, arts and culture and economic development.
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
The Bank, as an Indiana state bank and member of the Federal Reserve System, is subject to prudential supervision by the Indiana Department of Financial Institutions (DFI) and the Federal Reserve Bank of Chicago (FRB Chicago). We are regularly examined by and subject to regulations promulgated by the DFI and the Federal Reserve. Because the Federal Deposit Insurance Corporation (FDIC) provides deposit insurance to the Bank, we are also subject to supervision and regulation by the FDIC (even though the FDIC is not our primary Federal regulator). The Bank is also subject to regulations promulgated by the Consumer Financial Protection Bureau (CFPB), but the DFI and the FRB Chicago, rather than the CFPB, currently examine the Bank for compliance with such regulations, and will continue to do so until the Bank’s regulatory assets exceed $10 billion for four consecutive quarter-ends.

U.S. banking regulation materially changed in 2025 with the beginning of the second Trump administration, characterized by a decisive shift in policy from the Biden administration in numerous areas, including bank supervision, bank merger review standards, regulatory thresholds applicable to independent audit and reporting requirements, digital assets regulation, and de novo bank chartering. In this regard, in 2025 the FDIC and Office of the Comptroller of the Currency (OCC) emphasized that bank examinations will be refocused on material financial risk rather than risk management, reputational risk, and governance issues. In addition, the Federal Reserve revised the large financial institution rating framework so that institutions with limited supervisory deficiencies could still be considered “well managed.” With respect to bank merger regulation, in 2025 the FDIC and OCC rescinded their respective 2024 bank merger policies and reinstated their pre-2024 merger review policies. As a result, the FDIC has returned to focusing on traditional objective statutory factors under the Bank Merger Act rather than subjective principles-based factors, and the OCC has reinstated expedited review procedures and a streamlined merger application process for non-controversial transactions. Moreover, in November 2025 the FDIC adjusted several asset-based regulatory thresholds governing annual independent audit and reporting requirements for insured depository institutions, which will result in hundreds of smaller institutions no longer being subject to these requirements. Under the FDIC’s final rule, the asset threshold for requiring an annual independent audit of the institution has been raised from $500 million in total assets to $1 billion, the threshold for requiring management reports on internal controls has increased from $1 billion to $5 billion, and the threshold for audit committee independence requirements was increased from $3 billion to $5 billion in total assets. With regard to digital asset regulation, in 2025 the federal prudential banking regulators reversed most of the Biden administration’s guidance that discouraged banks from engaging in cryptocurrency related activities. The OCC also issued guidance confirming that national banks may hold digital assets as principal to facilitate network operations and engage in riskless principal crypto-asset transactions. Finally, in 2025 the federal banking agencies indicated they would be willing to approve several types of de novo charter applications for new institutions, particularly for fintech or technology-focused banks. These de novo applications include those for limited purpose national trust banks and industrial loan companies, many involving non-traditional fintech and digital-asset firms. In sum, 2025 saw a decisive change in the focus of federal bank regulatory activity, which is expected to continue in 2026.
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
Capital Standards — The federal bank regulatory agencies use capital adequacy guidelines in their examination and regulation of bank holding companies and banks. If capital falls below the minimum levels established by these guidelines, a bank holding company or bank must submit an acceptable plan for achieving compliance with the capital guidelines and, until its capital sufficiently improves, will be subject to denial of applications and appropriate supervisory enforcement actions. For banks, the FDIC’s prompt corrective action regulations establish five capital levels for financial institutions (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”), and impose mandatory regulatory scrutiny and limitations on institutions that are less than adequately capitalized. At December 31, 2025, the Bank was categorized as “well capitalized,” meaning that our total risk-based capital ratio exceeded 10.00%, our Tier 1 risk-based capital ratio exceeded 8.00%, our common equity Tier 1 risk-based capital ratio exceeded 6.50%, our leverage ratio exceeded 5.00%, and we are not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. 1st Source and the Bank have elected not to utilize the optional community bank leverage ratio framework implemented by the Federal Reserve and the other federal banking agencies. Regulatory capital requirements to which we are subject are disclosed in Part II, Item 8, Financial Statements and Supplementary Data — Note 20 of the Notes to Consolidated Financial Statements. As of December 31, 2025, we were in compliance with all applicable regulatory capital requirements and guidelines.
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
The federal banking agencies issued a final rule in 2023 designed to strengthen and modernize the regulations implementing the CRA. The changes were designed to encourage banks to expand access to credit, investment and banking services in low- and moderate-income communities, adapt to industry changes including mobile and internet banking, provide greater clarity and consistency in the application of CRA regulations and tailor CRA evaluations and data collection to bank size and type. In July 2025, the Federal Reserve, OCC, and FDIC issued a joint proposal to repeal the 2023 rule and reinstate the CRA regulatory framework that existed prior to the 2023 final rule, which means banks will continue operating under the prior rules while awaiting the outcome of the formal rescission process, which involves public review and comment.
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
Reserve Requirements — Federal Reserve regulations require depository institutions to maintain reserves against their transaction account deposits. In March 2020, in response to the COVID-19 pandemic, the Federal Reserve set the reserve requirement ratio for all net transaction accounts to zero percent, and this requirement remained in place throughout 2025; therefore, all of the Bank’s net transaction accounts as of December 31, 2025 were exempt from reserve requirements.
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
Sarbanes-Oxley Act of 2002 (SOX) — SOX includes provisions intended to enhance corporate responsibility and protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws, and which increase penalties for accounting and auditing improprieties at public traded companies. SOX generally applies to all companies, including 1st Source, that file or are required to file periodic reports with the SEC under the Exchange Act.
SOX also addresses functions and responsibilities of audit committees of public companies. The statute, by mandating certain stock exchange listing rules, makes the audit committee directly responsible for the appointment, compensation, and oversight of the work of the company’s outside auditor, and requires the auditor to report directly to the audit committee. SOX requires that audit committees be empowered to engage independent counsel and other advisors, and requires a public company to provide funding to pay the company’s auditors and any advisors the audit committee retains.
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
Adverse changes in economic conditions could impair our financial condition and results of operations — We are impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, unemployment, government shutdowns, debt ceilings or funding for the government, tariffs and other trade policies, infectious disease epidemics or outbreaks and the strength of the U.S. economy and the local economies in which we operate, all of which are beyond our control. A deterioration in economic conditions could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services.
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

Liquidity/Capital Risks
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
Unrealized losses in our available-for-sale investment securities portfolio could adversely affect liquidity — As market interest rates increased during 2022 and 2023, we experienced increased unrealized losses within our available-for-sale investment securities portfolio. Our available-for-sale investment securities portfolio consists of obligations of the U.S. Treasury and federal agencies, obligations of state and local municipalities and federal agency mortgage obligations. We held no held-to-maturity or equity securities at December 31, 2025. Many of the instruments in our securities portfolio are particularly sensitive to interest rate fluctuations, especially long-term fixed-income securities. The unrealized losses of our securities portfolio are reflected in Accumulated Other Comprehensive Income on our Consolidated Statements of Financial Condition and reduces our book capital and tangible common equity ratio. However, unrealized losses do not affect our regulatory capital ratios.
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
We are required to maintain capital to meet regulatory requirements — The Company, on a consolidated basis, and the Bank, on a stand-alone basis, must meet certain regulatory capital requirements and maintain sufficient liquidity. We face significant capital and other regulatory requirements as a financial institution, which were heightened with the implementation of the Basel III Rule and the phase-in of the capital conservation buffer requirement. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities and on our financial condition and performance. Accordingly, we cannot assure you that we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to maintain capital to meet regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.

Strategic/Operational Risks
Our risk management framework could prove ineffective which could have a material adverse effect on our ability to mitigate risks and/or losses — We have established a risk management framework to identify and manage our risk exposure. This framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which we are subject, including, credit, market, liquidity/capital, strategic/operational, legal/compliance, and reputational risks. Our framework also includes financial, analytical and forecasting modeling methodologies which involve significant management assumptions and judgment that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Additionally, our Board of Directors has adopted a risk appetite statement in consultation with management which sets forth certain thresholds and limits to govern our overall risk profile. There can be no assurance that our risk management framework will be effective under all circumstances or that it will adequately identify, manage or limit any risk of loss to us. Any such failure in our risk management framework could have a material adverse effect on our business, financial condition, and results of operations.
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
Technology security breaches — Information security risks have increased due to the sophistication and activities of organized crime, hackers, terrorists and other external parties and the use of online, telephone, and mobile banking channels by clients. Any compromise of our security could impair our reputation and deter our clients from using our banking services. Information security breaches can also disrupt the operation of information systems on which we depend, adversely affecting our business operations. Such events can result in costly remediation measures and litigation or governmental investigation and responding to security breaches can place unanticipated demands on the time and attention of management. We rely on security systems to provide the protection and authentication necessary to secure transmission of data against damage by theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, ransomware, denial of service attacks, viruses, worms, use of artificial intelligence (AI) and other disruptive problems caused by hackers. Computer break-ins, phishing and other disruptions of customer or vendor systems could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure. We maintain a cyber insurance policy that is designed to cover a majority of loss resulting from cyber security breaches, but there is no assurance such coverage or other protective measures we employ will be adequate to address all potential material adverse impacts.
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
We continually encounter technological change — The financial services industry is constantly undergoing rapid technological change with frequent introductions of new technology-driven products and services, including innovative ways that customers can make payments or manage their accounts, such as through the use of mobile payments, digital wallets or digital currencies. In recent years, competition has increased from institutions not subject to the same regulatory restrictions as domestic banks and holding companies, including financial technology companies, or ‘fintechs,’ which may offer bank-like products or services that compete directly with the Company’s products and services. Our future success depends, in part, upon our ability to address the needs of our clients competitively by using technology to provide products and services that will satisfy client demands, as well as create additional efficiencies within our operations. Many of our large competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services quickly or be successful in marketing these products and services to our clients.
In addition, our implementation of certain new technologies, such as those related to AI, automation and algorithms, in our business processes may have unintended consequences due to their limitations or our failure to use them effectively. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations. We are in the early stages of incorporating AI into our business activities to increase employee productivity. We have not yet deployed AI-driven systems in critical decision-making or client-facing processes. Our vendors or third parties may develop or incorporate AI technology in certain business processes, services, or products. Any reliance on AI presents a number of risks and challenges to our business. Furthermore, the legal and regulatory landscape impacting new technologies such as AI is evolving rapidly, and the inability to predict how this regulation will take shape and the absence of a uniform regulatory framework for AI may present unforeseen challenges in applying and relying on existing compliance systems. Complying with existing and new AI and data usage laws, and inconsistencies in regulation from jurisdiction to jurisdiction, could increase expenses and exposure to legal or regulatory proceedings.
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

As we continue to grow in size and complexity, regulatory expectations and scrutiny will likely increase and could have a potential impact on our operations and business — As financial institutions grow, so do the expectations of regulatory agencies regarding the financial institution’s ability to control for increasingly complex and sophisticated business operations. Certain regulations and laws have embedded asset thresholds that change regulatory expectations, have different financial statement impacts, require different committee and management compositions, or enhanced reporting requirements. For example, the Durbin Amendment to the Dodd-Frank Act limits the amount of interchange fees that banks with assets of $10.0 billion or more may charge to process electronic debit transactions. Banks must comply with the Durbin Amendment no later than July 1 of the next calendar year after the bank crosses the $10.0 billion asset threshold. While we do not currently have $10.0 billion or more in total consolidated assets, we have begun analyzing these requirements to ensure we are prepared to comply with the rules when and if they become applicable. There is potential that changes in the regulatory expectations from asset growth could impact the business operationally, strategically, or financially.
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
Managing reputational risk is important to attracting and maintaining customers, investors, and employees — Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, data security failures, compliance deficiencies, and questionable or fraudulent activities of our customers. We have policies and procedures in place that seek to protect our reputation and promote ethical conduct. Nonetheless, negative publicity may arise regarding our business, employees, or customers, with or without merit, and could result in the loss of customers, investors, or employees, costly litigation, a decline in revenues, increased government regulation, and could adversely affect the trading price of our shares.

 Item 1B. Unresolved Staff Comments.
None
Item 1C. Cybersecurity.
Risk Management and Strategy
Our Board of Directors has delegated primary responsibility for oversight of cybersecurity risk management to the Digital and Technology Committee of the Board. The Committee receives quarterly reports from the Chief Information Security Officer (CISO) and the Chief Information Officer (CIO), respectively, and reviews them with such officers. These reports are made available to all board members.
In addition, our Chief Risk Officer (CRO) provides a quarterly report to the full Board that covers material risks to the organization and cybersecurity and other information security risks are among the organization’s material risks. Such reports include management’s updates on the inherent risk level of cybersecurity and other information security risks and the strength of controls designed to mitigate those risks.

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
Governance
Our Board and senior management oversee our processes for management of cybersecurity risks consistent with the foregoing standards. As noted above, such oversight includes regular reporting by management to the Board on the adequacy of such processes and potential material issues identified. Before escalation to the Board, issues are generally identified and assessed through our risk governance structure established under our Enterprise Risk Management Program. The risk governance structure includes three distinct components: management oversight, third-party professional assessment, and separate oversight and review by our Internal Audit Department. Management oversight is maintained through several committees that serve as forums for further assessment, remediation, and escalation. These management oversight committees include the Information Security Committee, co-chaired by the CISO and CRO, the Operational and Compliance Risk Committee, chaired by the Chief Operating Officer (COO) and vice chaired by the Chief Compliance Officer, the IT Steering Committee, chaired by the Chief Information Officer (CIO), the Enterprise Risk Management Committee, chaired by the CRO, the Data Governance Committee, chaired by the CIO, and the executive management committee known as the Strategic Deployment Committee, chaired by the Chief Executive Officer (CEO).
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

Item 2. Properties.
Our headquarters building is located in downtown South Bend, Indiana. The building is part of a larger complex, including a 300-room hotel and a 500-car parking garage. Our lease on this property runs through December 2029 for the 7th floor and September 2027 for all remaining floors. As of December 31, 2025, 1st Source leases approximately 83% of the office space in this complex.

At December 31, 2025, we owned or leased properties where our 78 banking centers were located. Our facilities are located in Allen, DeKalb, Elkhart, Fulton, Hamilton, Huntington, Kosciusko, LaPorte, Marshall, Porter, Pulaski, St. Joseph, Starke, Tippecanoe, Wells, and Whitley Counties in the State of Indiana, Berrien, Cass, and Kalamazoo Counties in the State of Michigan, and Sarasota County in the state of Florida. 1st Source Bank also owns approximately 28 acres in St. Joseph County which were approved by the Board for development and construction of an operations and training facility. During 2024 we sold approximately seven acres of land that was not part of the 28 acres approved by the Board for development and construction. We anticipate moving forward with construction in the coming years subject to receiving appropriate agreements, approvals and authorizations from local city and county building and economic development authorities as well as market conditions including inflation levels and financing costs. Additionally, we utilize an operations center for business operations. The Bank leases additional properties to and from third parties under arms-length agreements.
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
Item 4. Mine Safety Disclosures.
None
Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the NASDAQ Global Select Market under the symbol “SRCE.” As of February 13, 2026, there were 1,716 holders of record of 1st Source common stock.
Comparison of Five Year Cumulative Total Return*
Among 1st Source, Morningstar Market Weighted NASDAQ Index** and Peer Group Index***

210
170
130
90
50
2020
2021
2022
2023
2024
2025
100
100
100
139
126
122
139
120
82
148
120
119
161
154
150
187
177
174
1st Source Corporation
NASDAQ Index
SRCE Peer Group

* Assumes $100 invested on December 31, 2020, in 1st Source Corporation common stock, NASDAQ market index, and peer group index.
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
NOTE: Total return assumes reinvestment of dividends.
The following table shows our share repurchase activity during the three months ended December 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs
October 01 - 31, 2025	42,630	$59.52	42,630	794,010
November 01 - 30, 2025	27,043	59.82	27,043	766,967
December 01 - 31, 2025	—	—	—	766,967
*1st Source maintains a stock repurchase plan that was authorized by the Board of Directors on October 19, 2023. Under the terms of the plan, 1st Source may repurchase up to 1,000,000 shares of its common stock from time to time to mitigate the potential dilutive effects of stock-based incentive plans and other potential uses of common stock for corporate purposes. Since the inception of the plan, 1st Source has repurchased a total of 233,033 shares.
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
Allowance for Credit Losses — The allowance for credit losses represents management’s estimate of expected credit losses over the expected contractual life of our existing loan and lease portfolio and the establishment of an allowance that is sufficient to absorb those losses. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. In determining an appropriate allowance, management makes numerous judgments, assumptions, and estimates which are inherently subjective, as they require material estimates that may be susceptible to significant change. These estimates are derived based on continuous review of the loan and lease portfolio, assessments of client performance, movement through delinquency stages, probability of default, losses given default, collateral values, and disposition, as well as expected cash flows, economic forecasts, and qualitative factors, such as changes in current economic conditions.
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
Additionally, we are required to use forecasts about future economic conditions to determine the expected credit losses over the remaining life of the asset. Forecast adjustments are inherently challenging for many reasons including, the current macroeconomic environment, a softening labor market, heightened geopolitical uncertainty, inflation which remains above long-term policy targets, and interest rates that are still restrictive despite recent easing. We endeavor to apply a forecast adjustment that is directionally consistent, reasonable, supportable, and reflective of current expectations and conditions. We use a two-year reasonable and supportable period across all loan and lease segments to forecast economic conditions. We believe the two-year time horizon aligns with available industry guidance and various forecasting sources. Following this two-year forecasting period, we use a two-year reversion period to revert forecast rates to historical loss rates.
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
EARNINGS SUMMARY
Net income available to common shareholders in 2025 was $158.28 million, up from $132.62 million in 2024 and up from $124.93 million in 2023. Diluted net income per common share was $6.41 in 2025, $5.36 in 2024, and $5.03 in 2023. Return on average total assets was 1.76% in 2025 compared to 1.52% in 2024, and 1.48% in 2023. Return on average common shareholders’ equity was 13.16% in 2025 versus 12.54% in 2024, and 13.48% in 2023.
Net income in 2025, as compared to 2024, was positively impacted by a $47.36 million or 15.74% increase in net interest income, which was partially offset by a $13.24 million or 6.50% increase in noninterest expense. Net income in 2024, as compared to 2023, was positively impacted by a $22.17 million or 7.96% increase in net interest income, which was offset by a $6.60 million increase in provision for credit losses, a $4.32 million or 4.76% decrease in noninterest income and a $1.88 million or 0.93% increase in noninterest expense.
Dividends paid on common stock in 2025 amounted to $1.52 per share, compared to $1.40 per share in 2024, and $1.30 per share in 2023. The level of earnings reinvested and dividend payouts are determined by the Board of Directors based on various considerations, including liquidity needs, capital requirements, and management’s assessment of future growth opportunities and the level of capital necessary to support them.
Net Interest Income — Our primary source of earnings is net interest income, the difference between income on earning assets and the cost of funds supporting those assets. Significant categories of earning assets are loans and leases and investment securities while deposits and borrowings represent the major portion of interest-bearing liabilities. For purposes of the following discussion, comparison of net interest income is done on a tax-equivalent basis, which provides a common basis for comparing yields on earning assets exempt from federal income taxes to those which are fully taxable.
Net interest margin (the ratio of net interest income to average earning assets) is significantly affected by movements in interest rates and changes in the mix of earning assets and the liabilities that fund those assets. Net interest margin on a fully taxable- equivalent basis was 4.07% in 2025, compared to 3.64% in 2024 and 3.51% in 2023. Net interest income was $348.18 million for 2025, compared to $300.82 million for 2024 and $278.65 million for 2023. Tax-equivalent net interest income totaled $348.79 million for 2025, up $47.38 million from the $301.40 million reported in 2024. Tax-equivalent net interest income for 2024 was up $22.02 million from the $279.39 million reported for 2023.
During 2025, average earning assets increased $279.10 million or 3.37% while average interest-bearing liabilities increased $128.46 million or 2.20% over the comparable period in 2024. The yield on average earning assets increased 16 basis points to 6.01% for 2025 from 5.85% for 2024 primarily due to higher loan and lease average balances and higher rates on investment securities offset by lower rates on other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank (FHLB) stock and commercial paper. Total cost of average interest-bearing liabilities decreased 35 basis points to 2.79% during 2025 from 3.14% in 2024 mainly as a result of repricing of interest-bearing deposits and lower rates and average balances of other short-term borrowings which is primarily short-term FHLB borrowings offset by higher rates on mandatorily redeemable securities. The result to the fully taxable-equivalent net interest margin was an increase of 43 basis points.

The largest contributors to the increase in the yield on average earning assets in 2025 was an increase in average loan and lease balances and higher rates on taxable investment securities. During 2025, average loans and leases increased $336.29 million or 5.10% from 2024 while the yield decreased to 6.79% from 6.84% in 2024. Strong growth primarily within our Renewable Energy portfolio and selective growth in our Commercial Real Estate portfolio drove total average loans and leases higher during the year. Net interest recoveries positively contributed seven basis points to the yield on average loans and leases during 2025 and three basis points to the average loans and leases yield during 2024. The tax-equivalent yield on investment securities increased 81 basis points to 2.53% while the average balance decreased $73.56 million or 4.68% with the largest decreases in U.S. treasury and federal agency securities and state and municipal securities. Average mortgages held for sale increased $0.66 million or 20.45% during 2025 while the yield decreased 33 basis points. Average other investments increased $15.71 million or 13.96% during 2025 while the yield decreased 72 basis points. The average balance increase in other investments was primarily a result of higher balances held at the Federal Reserve Bank.
Average interest-bearing deposits increased $270.38 million or 4.91% during 2025 while the effective rate paid on those deposits decreased 33 basis points. The increased average balance was primarily due to increases in non-brokered time deposits and money market accounts. The decrease in the average cost of interest-bearing deposits was primarily the result of Fed rate cuts during the second half of 2024 and second half of 2025. Average noninterest-bearing demand deposits decreased $7.05 million or 0.44% during 2025 due primarily to persistent rate competition for deposits and greater utilization of excess funds by our business customers.
Average short-term borrowings decreased $142.22 million or 62.15% during 2025 while the effective rate paid decreased 209 basis points primarily due to the maturity and pay off of $100 million in borrowings from the Federal Reserve’s Bank Term Funding Program. Average long-term debt and mandatorily redeemable securities balances increased $0.31 million or 0.75% during 2025 while the effective rate increased 364 basis points primarily due to a higher imputed interest on mandatorily redeemable securities from an increased improvement in book value per share during 2025 compared to 2024. Mandatorily redeemable shares are issued under the terms of one of our executive incentive compensation plans and are settled based on book value per share with changes from the previous reporting date recorded as interest expense.

The following table provides an analysis of net interest income and illustrates interest income earned and interest expense charged for each major component of interest earning assets and the interest bearing liabilities. Yields/rates are computed on a tax-equivalent basis, using a 21% rate. Nonaccrual loans and leases are included in the average loan and lease balance outstanding.

	2025			2024			2023
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate	Average Balance	Interest Income/Expense	Yield/Rate
ASSETS
Investment securities available-for-sale:
Taxable	$1,463,913	$36,360	2.48%	$1,539,900	$25,720	1.67%	$1,632,567	$24,501	1.50%
Tax-exempt(1)	32,894	1,501	4.56%	30,464	1,312	4.31%	44,083	1,805	4.09%
Mortgages held for sale	3,894	245	6.29%	3,233	214	6.62%	2,368	155	6.55%
Loans and leases, net of unearned discount(1)	6,934,619	471,070	6.79%	6,598,329	451,432	6.84%	6,203,857	387,524	6.25%
Other investments	128,273	5,830	4.54%	112,563	5,925	5.26%	73,729	3,663	4.97%
Total earning assets(1)	8,563,593	515,006	6.01%	8,284,489	484,603	5.85%	7,956,604	417,648	5.25%
Cash and due from banks	66,638			65,285			70,304
Allowance for loan and lease losses	(161,191)			(151,050)			(144,183)
Other assets	512,297			540,815			532,072
Total assets	$8,981,337			$8,739,539			$8,414,797

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$5,780,337	$155,914	2.70%	$5,509,956	$166,842	3.03%	$5,204,095	$123,162	2.37%
Short-term borrowings:
Securities sold under agreements to repurchase	59,433	494	0.83%	60,388	542	0.90%	78,928	136	0.17%
Other short-term borrowings	27,191	1,088	4.00%	168,460	8,434	5.01%	134,683	6,896	5.12%
Subordinated notes	58,764	4,033	6.86%	58,764	4,217	7.18%	58,764	4,174	7.10%
Long-term debt and mandatorily redeemable securities	41,278	4,690	11.36%	40,971	3,165	7.72%	46,323	3,892	8.40%
Total interest-bearing liabilities	5,967,003	166,219	2.79%	5,838,539	183,200	3.14%	5,522,793	138,260	2.50%
Noninterest-bearing deposits	1,601,954			1,609,001			1,753,149
Other liabilities	152,504			161,657			151,659
Shareholders’ equity	1,202,863			1,057,331			926,935
Noncontrolling interests	57,013			73,011			60,261
Total liabilities and equity	$8,981,337			$8,739,539			$8,414,797
Less: Fully tax-equivalent adjustments		(612)			(586)			(741)
Net interest income/margin (GAAP-derived)(1)		$348,175	4.07%		$300,817	3.63%		$278,647	3.50%
Fully tax-equivalent adjustments		612			586			741
Net interest income/margin - FTE(1)		$348,787	4.07%		$301,403	3.64%		$279,388	3.51%
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

(Dollars in thousands)		2025	2024	2023
Calculation of Net Interest Margin
(A)	Interest income (GAAP)	$514,394	$484,017	$416,907
	Fully tax-equivalent adjustments:
(B)	- Loans and leases	302	317	381
(C)	- Tax-exempt investment securities	310	269	360
(D)	Interest income - FTE (A+B+C)	515,006	484,603	417,648
(E)	Interest expense (GAAP)	166,219	183,200	138,260
(F)	Net interest income (GAAP) (A-E)	348,175	300,817	278,647
(G)	Net interest income - FTE (D-E)	348,787	301,403	279,388
(H)	Total earning assets	$8,563,593	$8,284,489	$7,956,604
	Net interest margin (GAAP-derived) (F/H)	4.07%	3.63%	3.50%
	Net interest margin - FTE (G/H)	4.07%	3.64%	3.51%

The change in interest due to both rate and volume illustrated in the following table has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. The following table shows changes in tax-equivalent interest earned and interest paid, resulting from changes in volume and changes in rates.

	Increase (Decrease) due to
(Dollars in thousands)	Volume	Rate	Net
2025 compared to 2024
Interest earned on:
Investment securities available-for-sale:
Taxable	$(1,326)	$11,966	$10,640
Tax-exempt	108	81	189
Mortgages held for sale	42	(11)	31
Loans and leases, net of unearned discount	22,864	(3,226)	19,638
Other investments	770	(865)	(95)
Total earning assets	$22,458	$7,945	$30,403
Interest paid on:
Interest-bearing deposits	$7,910	$(18,838)	$(10,928)
Short-term borrowings:
Securities sold under agreements to repurchase	(8)	(40)	(48)
Other short-term borrowings	(5,927)	(1,419)	(7,346)
Subordinated notes	—	(184)	(184)
Long-term debt and mandatorily redeemable securities	24	1,501	1,525
Total interest-bearing liabilities	$1,999	$(18,980)	$(16,981)
Net interest income - FTE	$20,459	$26,925	$47,384

2024 compared to 2023
Interest earned on:
Investment securities available-for-sale:
Taxable	$(1,443)	$2,662	$1,219
Tax-exempt	(582)	89	(493)
Mortgages held for sale	57	2	59
Loans and leases, net of unearned discount	25,580	38,328	63,908
Other investments	2,032	230	2,262
Total earning assets	$25,644	$41,311	$66,955
Interest paid on:
Interest-bearing deposits	$7,590	$36,090	$43,680
Short-term borrowings:
Securities sold under agreements to repurchase	(39)	445	406
Other short-term borrowings	1,694	(156)	1,538
Subordinated notes	—	43	43
Long-term debt and mandatorily redeemable securities	(428)	(299)	(727)
Total interest-bearing liabilities	$8,817	$36,123	$44,940
Net interest income - FTE	$16,827	$5,188	$22,015

Noninterest Income — Noninterest income decreased in 2025 from 2024 following a decrease in 2024 from 2023. The following table shows the components of our noninterest income for the most recent three years ended December 31.

(Dollars in thousands)	2025	2024	2023	2025 $ Change from 2024	2025 % Change from 2024	2024 $ Change from 2023	2024 % Change from 2023
Noninterest income:
Trust and wealth advisory	$27,867	$26,709	$23,706	$1,158	4.34%	$3,003	12.67%
Service charges on deposit accounts	13,184	12,877	12,749	307	2.38%	128	1.00%
Debit card	17,774	17,785	17,980	(11)	(0.06)%	(195)	(1.08)%
Mortgage banking	4,103	4,210	3,471	(107)	(2.54)%	739	21.29%
Insurance commissions	7,700	6,730	6,911	970	14.41%	(181)	(2.62)%
Equipment rental	3,021	5,171	8,837	(2,150)	(41.58)%	(3,666)	(41.48)%
Losses on investment securities available-for-sale	(8,679)	(3,889)	(2,926)	(4,790)	(123.17)%	(963)	(32.91)%
Other	20,633	16,714	19,895	3,919	23.45%	(3,181)	(15.99)%
Total noninterest income	$85,603	$86,307	$90,623	$(704)	(0.82)%	$(4,316)	(4.76)%
NM = Not Meaningful
Trust and wealth advisory fees (which include investment management fees, estate administration fees, mutual fund fees, annuity fees, and fiduciary fees) increased in 2025 from 2024, compared to an increase in 2024 over 2023. Trust and wealth advisory fees are largely based on the number and size of client relationships and the market value of assets under management. The market value of trust assets under management at December 31, 2025 and 2024 was $6.28 billion and $5.97 billion, respectively. The positive performance of the stock and bond markets during 2025 resulted in an increase in the market value of trust assets under management compared to 2024. At December 31, 2025, these trust assets were comprised of $4.37 billion of personal and agency trusts and estate administration assets, $1.05 billion of employee benefit plan assets, $0.66 billion of individual retirement accounts, and $0.20 billion of custody assets.
Service charges on deposit accounts increased in 2025 from 2024, compared to an increase in 2024 from 2023. The growth in service charges on deposit accounts in 2025 was primarily due to higher consumer nonsufficient fund and overdraft transactions. The growth in service charges on deposit accounts in 2024 was primarily due to a higher volume of business deposit account fees.
Debit card income remained relatively flat during 2025 following a slight decrease during 2024. The decline in 2024 to 2023 was related to shifts in both client transaction behavior and the networks over which those merchants are routing transactions.
Mortgage banking income decreased in 2025 over 2024, compared to an increase in 2024 from 2023. During 2025, 2024, and 2023, we determined that no permanent write-down was necessary for previously recorded impairment on MSRs. During 2025, mortgage banking income decreased due to lower margins on loans originated for the secondary market and a reduction in servicing fees resulting from fewer loans being serviced for others. During 2024, mortgage banking income increased due to higher production of loans originated for the secondary market resulting in increased income on loans sold into the secondary market.
Insurance commissions increased in 2025 compared to 2024, and decreased in 2024 compared to 2023. The increase in 2025 was primarily due to higher contingent commissions received and an increased book of business. The decrease in 2024 was primarily due to fewer contingent commissions received.
Equipment rental income generated from operating leases decreased during 2025 from 2024, compared to a similar reduction during 2024 from 2023. The average equipment rental portfolio decreased in 2025 and 2024 as a result of reduced leasing volume primarily in the medium and heavy duty truck and construction equipment portfolios due to changing customer preferences and competitive pricing pressures for new business. In 2025 and 2024, the decline in rental income was offset by a similar decline in depreciation on equipment owned under operating leases.
Losses on investment securities available-for-sale during 2025 were exclusively the result of repositioning the portfolio during the second, third, and fourth quarters. In the combined repositioning trades, approximately $256 million of securities with a weighted average yield of 0.92% were sold and used to purchase approximately $254 million of securities with a weighted average yield of 3.66%. In the 2024 repositioning, approximately $63 million of securities with a weighted average yield of 0.71% were sold and used to purchase approximately $63 million of securities with a weighted average yield of 4.64%. In the 2023 repositioning, approximately $40 million of securities with a weighted average yield of 1.10% were sold and used to purchase approximately $40 million of securities with a weighted average yield of 4.80%. The remaining 2023 losses were the result of sales to support liquidity and fund loan growth during the first quarter.

Other income increased in 2025 from 2024, compared to a decrease in 2024 from 2023. The increase in 2025 was mainly a result of higher partnership investment gains on sale of renewable energy tax equity investments of $2.07 million, an increase in brokerage commissions and fees of $0.41 million, and increased customer interest rate swap fees of $0.54 million offset by a write-down of $0.77 million on a small business capital investment. The decrease in 2024 was mainly a result of lower partnership investment gains on sale of renewable energy tax equity investments, a writedown of $0.86 million on a small business capital investment and a reduction in customer interest rate swap fees of $0.48 million, offset by increased brokerage commissions and fees of $0.84 million and rental income of $0.23 million related to a repossessed asset.
Noninterest Expense — Noninterest expense increased in 2025 from 2024 following an increase in 2024 from 2023. The following table shows the components of our noninterest expense for the most recent three years ended December 31.

(Dollars in thousands)	2025	2024	2023	2025 $ Change from 2024	2025 % Change from 2024	2024 $ Change from 2023	2024 % Change from 2023
Noninterest expense:
Salaries and employee benefits	$129,564	$121,909	$115,612	$7,655	6.28%	$6,297	5.45%
Net occupancy	12,724	11,939	11,090	785	6.58%	849	7.66%
Furniture and equipment	6,454	5,612	5,653	842	15.00%	(41)	(0.73)%
Data Processing	29,844	27,567	25,055	2,277	8.26%	2,512	10.03%
Depreciation — leased equipment	2,415	4,073	7,093	(1,658)	(40.71)%	(3,020)	(42.58)%
Professional fees	7,115	7,098	6,705	17	0.24%	393	5.86%
FDIC and other insurance	5,793	6,142	5,926	(349)	(5.68)%	216	3.64%
Business development and marketing	8,855	6,876	7,157	1,979	28.78%	(281)	(3.93)%
Provision (recovery of provision) for unfunded loan commitments	—	—	2,566	NM	NM	NM	NM
Other	14,075	12,385	14,867	1,690	13.65%	(2,482)	(16.69)%
Total noninterest expense	$216,839	$203,601	$201,724	$13,238	6.50%	$1,877	0.93%
NM = Not Meaningful
Total salaries and employee benefits increased in 2025 from 2024, following an increase in 2024 from 2023.
Employee salaries grew $5.21 million or 5.16% in 2025 from 2024, compared to an increase of $7.45 million or 7.97% in 2024 from 2023. The increase in 2025 was mainly a result of higher base salaries due to normal merit increases and a rise in incentive compensation. The increase in 2024 was mainly a result of higher base salaries due to normal merit increases, the impact of wage inflation, and an increase in the number of employees from the filling of prior open positions and lower employee turnover as well as an increase in incentive compensation.
Employee benefits increased $2.45 million or 11.67% in 2025 from 2024, compared to a $1.15 million or 5.20% decrease in 2024 from 2023. During 2025, group insurance costs were higher due to overall higher health insurance claims experienced and an increase in employer profit sharing contribution expense due to the utilization of accumulated plan forfeitures to offset employer contributions in the prior year. During 2024, group insurance costs were lower due to fewer claims experienced and the utilization of accumulated plan forfeitures of $0.65 million to offset current year employer contribution expense.
Occupancy expense rose in 2025 from 2024, compared to an increase in 2024 from 2023. The expense increase in 2025 was primarily the result of higher building depreciation and increased premises expenses. The expense increase in 2024 was primarily the result of increased premises expenses and higher rents.
Furniture and equipment expense, including depreciation, increased in 2025 from 2024, and was relatively flat in 2024 from 2023. The increase in 2025 was primarily due to an increase in equipment repairs and maintenance and higher equipment depreciation.
Data processing expense rose in 2025 from 2024, following an increase in 2024 from 2023. The increases in both 2025 and 2024 were due to a rise in software maintenance costs and higher computer processing charges related to a variety of technology projects.
Depreciation on equipment owned under operating leases declined in 2025 from 2024, following a similar decrease in 2024 from 2023. In 2025 and 2024, depreciation on equipment owned under operating leases correlated with the change in equipment rental income.
Professional fees remained flat in 2025 from 2024, compared to an increase in 2024 from 2023. The higher expense in 2024 can primarily be attributed to a $1.08 million reversal of accrued legal fees in the first quarter of 2023, as well as an increase in audit and examination fees and the utilization of consulting services for technology projects and compliance services during the year.

FDIC and other insurance expense decreased in 2025 from 2024, and increased in 2024 from 2023. The decrease in 2025 was mainly the result of lower insurance premiums due to a more cost effective policy renewal. The increase in 2024 was mainly the result of higher insurance premiums during 2024. FDIC insurance premiums remained relatively stable during 2025 and 2024.
Business development and marketing expenses increased in 2025 from 2024, following a decrease in 2024 from 2023. The increased expense in 2025 was mainly the result of a $1.00 million dollar charitable contribution, increased business development expenses, and marketing promotions. The decreased expense in 2024 was mainly the result of a charitable contribution of $1.00 million made during 2023 offset with higher marketing promotions during the year.
During 2024, we reclassified the provision for unfunded loan commitments out of Other Noninterest Expense and into the Provision for Credit Losses in the Consolidated Statements of Income. We believe this reclassification more appropriately reflected the nature of this expense item and enhances comparability for peer comparison purposes.
Other expenses increased in 2025 as compared to 2024, and decreased in 2024 as compared to 2023. The higher expense in 2025 was primarily the result of fewer gains related to the sale of fixed assets and off-lease equipment, higher collection and repossession expenses, and increased intangible asset amortization offset by a reduction in fraud losses. The lower expense in 2024 was primarily the result of higher gains on the sale of fixed assets and leased equipment, lower printing and postage costs, reduced data communication line charges and a reduction in employment and relocation costs offset by a $0.85 million stolen check fraud loss.
Income Taxes — 1st Source recognized income tax expense in 2025 of $46.12 million, compared to $38.44 million in 2024, and $36.75 million in 2023. The effective tax rate in 2025 was 22.57% compared to 22.47% in 2024, and 22.73% in 2023.
For a detailed analysis of 1st Source’s income taxes see Part II, Item 8, Financial Statements and Supplementary Data — Note 17 of the Notes to Consolidated Financial Statements.
FINANCIAL CONDITION
Loan and Lease Portfolio — The following table shows 1st Source’s loan and lease distribution at the end of each of the last two years as of December 31.

(Dollars in thousands)	2025	2024
Commercial and agricultural	$797,592	$772,974
Renewable energy	652,799	487,266
Auto and light truck	887,876	948,435
Medium and heavy duty truck	269,749	289,623
Aircraft	1,086,821	1,123,797
Construction equipment	1,221,135	1,203,912
Commercial real estate	1,269,765	1,215,265
Residential real estate and home equity	740,777	680,071
Consumer	120,155	133,465
Total loans and leases	$7,046,669	$6,854,808
At December 31, 2025, there were no concentrations within the loan portfolio of 10% or more of total loans and leases.
Loans and leases, net of unearned discount, at December 31, 2025, were $7.05 billion and were 77.82% of total assets, compared to $6.85 billion and 76.74% of total assets at December 31, 2024. Average loans and leases, net of unearned discount, increased $336.29 million or 5.10% and increased $394.47 million or 6.36% in 2025 and 2024, respectively.
Commercial and agricultural lending, excluding those loans secured by real estate, increased $24.62 million or 3.18% in 2025 over 2024. Commercial and agricultural lending outstandings were $797.59 million and $772.97 million at December 31, 2025 and December 31, 2024, respectively. Commercial loan growth continued to be somewhat constrained as our clients dealt with higher costs and tighter gross margins. Tariff impact is partially to blame as well as slowing consumer demand. Loan growth was particularly constrained in the small business sector. We saw this in the form of reduced line of credit (LOC) balances throughout the year. Further, the agricultural and recreational vehicle sectors are entering their fourth consecutive year of depressed commodity prices and demand, which caused lower LOC usage and reduced investments by these borrowers. Finally, our commercial and industrial loan outstandings continue to be impacted by the acquisition and subsequent pay-offs by private equity firms and larger competitors.
Renewable energy loans and leases increased $165.53 million or 33.97% in 2025 over 2024. Renewable energy loan and lease outstandings were $652.80 million and $487.27 million at December 31, 2025 and 2024, respectively. The increase during 2025 was due to continued positive momentum from the addition of new clients and repeat business from existing clients. Demand for renewable energy loans and leases remained accelerated during 2025 from the incentives associated with the Inflation Reduction Act and the shortened phase out period of these incentives with the passage of the One Big Beautiful Bill.

Auto and light truck loans decreased $60.56 million or 6.39% in 2025 over 2024. At December 31, 2025, auto and light truck loans had outstandings of $887.88 million and $948.44 million at December 31, 2024. This decrease was primarily attributable to vehicle rental clients’ reaction to cyclical market adjustments resulting in the downsizing of total fleet and transition into lower capital cost units along with our selective credit approach.
Medium and heavy duty truck loans and leases decreased $19.87 million or 6.86% in 2025. Medium and heavy duty truck financing at December 31, 2025 and 2024 had outstandings of $269.75 million and $289.62 million, respectively. The decrease at December 31, 2025 from December 31, 2024 can be mainly attributed to reduced equipment demand related to an ongoing trucking industry recession, selective credit approach, and maintenance of our adjusted yields.
Aircraft financing at year-end 2025 decreased $36.98 million or 3.29% from year-end 2024. Aircraft financing at December 31, 2025 and 2024 had outstandings of $1.09 billion and $1.12 billion, respectively. Domestic aircraft average outstandings increased modestly, while end-of-period balances declined year-over-year. The decline was driven by elevated client payoffs as aircraft owners capitalized on strong market pricing by divesting assets or aviation-related businesses during 2025. We continue to exercise a consistent disciplined approach to aircraft types and client credit profiles. Our foreign outstandings, all denominated in U.S. dollars, increased 6.23% during 2025 and were $319.93 million and $301.18 million as of December 31, 2025 and 2024, respectively. Loan and lease outstandings to borrowers in Brazil and Mexico were $136.98 million and $163.70 million as of December 31, 2025, respectively, compared to $129.12 million and $145.85 million as of December 31, 2024, respectively. Outstanding balances to other borrowers in other countries were insignificant.
Construction equipment financing increased $17.22 million or 1.43% in 2025 compared to 2024. Construction equipment financing at December 31, 2025 had outstandings of $1.22 billion, compared to outstandings of $1.20 billion at December 31, 2024. The growth in this category was primarily due to significant new client relationships and continued growth with existing clients primarily amongst road builders and site development clients.
Commercial loans secured by real estate increased $54.50 million or 4.48% in 2025 over 2024. Commercial loans secured by real estate outstanding at December 31, 2025 were $1.27 billion and $1.22 billion at December 31, 2024. Approximately 61% of loans were owner occupied at December 31, 2025. We continue to have solid loan demand within our markets as liquidity concerns, which have impacted many of our competitors’ willingness to lend as aggressively as they had been into commercial real estate, gave us more opportunities while underwriting standards and yields also improved. The majority of our non-owner occupied commercial real estate (CRE) projects are located within our primary market area. We had good CRE loan growth in 2025, fueled by continued funding of in-process projects nearing completion throughout the year. This new project funding was partially offset by an increasing number of CRE payoffs, via the sale of projects or refinancing in secondary markets. We continue to have very minimal exposure to non-owner occupied office property.
Residential real estate and home equity loans were $740.78 million at December 31, 2025 and $680.07 million at December 31, 2024. Residential real estate and home equity loans increased $60.71 million or 8.93% in 2025 from 2024. Residential mortgage and home equity outstandings grew in 2025 as clients began to turn back to home equity loans as variable rates began to decrease. Also, our fixed rate term second mortgages grew as clients looked to pull equity from increased home values instead of doing cash out refinances, which would impact their low mortgage rates that were locked in during COVID. In addition, the overall increase in home values, as well as home repairs and improvements, has resulted in more loans in our portfolio.
Consumer loans decreased $13.31 million or 9.97% in 2025 over 2024. Consumer loans outstanding at December 31, 2025, were $120.16 million and $133.47 million at December 31, 2024. During 2025, higher vehicle prices, reduced inventory levels, and consumer’s lack of liquidity contributed to the decrease in consumer loans.

The following table shows the contractual maturities of loans and leases outstanding as of December 31, 2025 as well as classification according to the sensitivity to changes in interest rates.

(Dollars in thousands)	0-1 Year	1-5 Years	5-15 Years	Over 15 Years	Total
Commercial and agricultural
Fixed rate	$70,819	$176,490	$11,526	$—	$258,835
Variable rate	331,005	182,735	24,700	317	538,757
Total commercial and agricultural	401,824	359,225	36,226	317	797,592
Renewable energy
Fixed rate	12,726	34,582	52,911	1,849	102,068
Variable rate	196,133	163,793	190,805	—	550,731
Total renewable energy	208,859	198,375	243,716	1,849	652,799
Auto and light truck
Fixed rate	197,305	268,914	4,393	—	470,612
Variable rate	166,761	250,503	—	—	417,264
Total auto and light truck	364,066	519,417	4,393	—	887,876
Medium and heavy duty truck
Fixed rate	93,162	172,984	3,122	—	269,268
Variable rate	293	188	—	—	481
Total medium and heavy duty truck	93,455	173,172	3,122	—	269,749
Aircraft
Fixed rate	167,142	533,982	13,087	—	714,211
Variable rate	76,094	210,888	85,628	—	372,610
Total aircraft	243,236	744,870	98,715	—	1,086,821
Construction equipment
Fixed rate	376,894	790,095	12,344	—	1,179,333
Variable rate	16,949	23,912	941	—	41,802
Total construction equipment	393,843	814,007	13,285	—	1,221,135
Commercial real estate
Fixed rate	115,449	451,689	44,930	—	612,068
Variable rate	62,065	422,748	166,454	6,430	657,697
Total commercial real estate	177,514	874,437	211,384	6,430	1,269,765
Residential real estate and home equity
Fixed rate	73,344	188,565	184,933	5,298	452,140
Variable rate	62,748	147,217	77,189	1,483	288,637
Total residential real estate and home equity	136,092	335,782	262,122	6,781	740,777
Consumer
Fixed rate	51,855	52,593	86	—	104,534
Variable rate	10,170	5,445	6	—	15,621
Total consumer	62,025	58,038	92	—	120,155
Total loans and leases
Fixed rate	1,158,696	2,669,894	327,332	7,147	4,163,069
Variable rate	922,218	1,407,429	545,723	8,230	2,883,600
Total loans and leases	$2,080,914	$4,077,323	$873,055	$15,377	$7,046,669
During 2025, approximately 38% of the Bank’s residential mortgage originations were sold into the secondary market. Mortgage loans held for sale were $4.87 million at December 31, 2025 and were $2.57 million at December 31, 2024.
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

Our liability for repurchases, included in Accrued Expenses and Other Liabilities on the Statements of Financial Condition, was $0.12 million and $0.18 million as of December 31, 2025 and 2024, respectively. Our expense for repurchase losses, included in Loan and Lease Collection and Repossession expense on the Statements of Income, was $0.07 million of recoveries in 2025 compared to $0.02 million of expense in 2024 and recoveries of $0.07 million in 2023. The mortgage repurchase liability represents our best estimate of the loss that we may incur. The estimate is based on specific loan repurchase requests and a historical loss ratio with respect to origination dollar volume. Because the level of mortgage loan repurchase losses is dependent on economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment.
CREDIT EXPERIENCE
Allowance for Credit Losses — The allowance for credit losses considers the historical loss experience, current conditions, and reasonable and supportable forecasts. To estimate expected loan and lease losses under the Current Expected Credit Losses (CECL) methodology, we use a broad range of data over a lengthy time horizon, generally back to the fourth quarter of 2007, thus capturing most of the economic business cycle which includes the Great Recession and the subsequent recovery which supports full lifetime losses. CECL requires our loan portfolio to be segregated into pools based on similar risk characteristics.
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
We perform a thorough analysis of charge-offs, non-performing asset levels, special attention outstandings and delinquency to review portfolio trends, including specific industry risks and economic conditions, which may have an impact on the allowance and allowance ratios applied to various portfolios. We adjust the calculated historical-based ratio based on analysis of environmental factors, principally specific industry risk, collateral risk, and concentration risk, along with global economic and political issues. Our forecast adjustment includes key economic factors affecting our portfolios such as growth in gross domestic product, unemployment rates, housing market trends, commodity prices, and inflation. Forecasts are difficult to establish and the current environment presents ongoing challenges. The domestic economic outlook remains uncertain amid shifting trade/tariff policies, still-elevated inflation and interest rates, softening labor conditions, signs of consumer stress and weakening sentiment, and heightened geopolitical risks. GDP growth has largely exceeded forecasts in recent quarters, in large part due to front loading of inventory purchases in preparation for the implementation of tariffs. However, substantial headwinds remain in the forward outlook. Uncertainty is elevated given broadening global conflicts and significant political shifts domestically and internationally. U.S. tariff policy remains fluid, which has created volatility in the operating backdrop for our borrowers and markets. Collateral values are significant to underwriting our specialty finance portfolios and there is heightened potential for future policy changes to impact asset valuations. Management cannot predict the timing or magnitude of future policy changes but actively monitors developments and adjusts underwriting, including amortization and down payment requirements, as conditions evolve. Concentration risk is impacted primarily by geographic concentration in northern Indiana and southwestern Michigan in our business banking and commercial real estate portfolios and by collateral concentration in our specialty finance portfolios.

We include a factor for global risk in our analysis. While difficult to predict with precision, global risks may adversely impact our borrowers, weakening their ability to repay their financial obligations. The global outlook calls for slowing growth, pressured by high sovereign debt levels and fiscal vulnerabilities, rising protectionism and trade tensions, and still-elevated interest rates and inflation. Global geopolitical uncertainty impacts the outlook and various ongoing foreign conflicts introduce downside risk. Trade tensions are rising which increases the potential for supply chain disruptions. Terrorism remains a persistent concern and risks of a catastrophic event are elevated. In Brazil and Mexico, where we have a presence with our aircraft lending, there are concerns with deteriorating economic growth prospects, persistent inflation and high interest rates, and long-standing structural issues including income inequality, poverty, and crime. Inflation remains a headline concern in Brazil where central bank rates are currently at a nearly two-decade high, and a heavy public debt burden pressures fiscal policy. Mexico is facing prospects of weakened economic growth, elevated inflation, and ongoing U.S. trade tensions.
The following discussion focuses on relevant economic conditions and various circumstances impacting the December 31, 2025 allowance for loan and lease losses of each of our loan and lease segments.
Commercial and agricultural – The allowance increased year-over-year due to modest loan growth, partially offset by a slight decline in special attention balances which carry higher reserves, and lower historical loss rates within the portfolio prior to the impact of the forecast adjustment. Multiple industries are represented in the commercial and agricultural portfolio and the outlook for the portfolio remains guarded. Small businesses remain challenged to absorb still-elevated interest rates, higher cost of capital, compete for labor, and control expenses. In our underlying industries, wholesalers have generally performed well, while manufacturers remain under pressure. The recreational vehicle industry, which is centered in our footprint, continues to struggle with low demand as it navigates a sharp pullback from record high shipment levels reached in 2022. The outlook for 2026 reflects ongoing weak demand and only modest improvement as compared to 2025. Pressures in the agricultural sector remain evident, although grain did find some footing in 2025 after experiencing sharp declines the previous year. Charge-off rates in the commercial and agricultural portfolio were modest in 2025 and credit quality remains acceptable, but we continue to see elevated special attention activity within the portfolio, particularly in small dollar accounts.
Renewable energy – Our allowance increased primarily due to loan growth, along with a slight increase in qualitative adjustments to address changes in the regulatory environment applicable to the portfolio. Our renewable energy (predominately solar) portfolio continues to perform well. Growth opportunities abound and overall credit quality remains solid. Risks include construction and developer related risks and delays, site issues, climate and weather risks, regulatory problems and permitting issues, as well as utility interconnection delays. Maturity risk and refinancing costs are elevated given the elevated interest rate environment. To date, we have not incurred any losses in this portfolio and credit performance continues to be favorable.
Auto and light truck – The primary auto rental segment of the auto and light truck portfolio remains under stress as the industry struggles with overcapacity, higher vehicle prices, elevated interest costs, and weak rental rates. Our allowance increased due to higher special attention balances, which are reserved at higher rates, an increase in historical loss rates, and an increase in qualitative adjustments to address continued elevated risk within the auto rental segment. The decline in loan balances within the portfolio is largely due to borrowers’ de-fleeting activity in the auto rental segment to address overcapacity. Credit quality weakened for a second consecutive year in the auto rental segment, as average delinquency and non-performing rates increased year-over-year. Wholesale used vehicle prices have held up better than in past industry downturns and stable asset valuations, along with tighter underwriting standards, have limited charge-off exposures. Overall, wholesale vehicle prices ended the year relatively stable and remain above the longer-term valuation trend line. Somewhat muted original equipment manufacturers’ (“OEM”) production volumes have also likely provided pricing support to used vehicle markets. The auto leasing segment performed well in 2025 and the portfolio continues to exhibit stable credit quality and low delinquency. Leasing customers lease to auto rental companies as well as other commercial entities. Our auto leasing portfolio is concentrated in larger client exposures. We remain diligent in our underwriting, setting residual values appropriately and monitoring fleet mix given the potential for volatility in vehicle prices.
Medium and heavy duty truck – The portfolio’s allowance decreased due to lower loan balances. The industry remains challenged by overcapacity, but freight rates appear to be stabilizing. This portfolio has historically been a barometer for overall economic weakness and the industry has experienced several high-profile carrier bankruptcies and generally difficult conditions over the last several years. In previous downturns, small companies and independent owner-operators were hit the hardest and asset valuations were pressured. Asset valuations have weakened in the segment. We did not incur any credit losses in the portfolio during the period.

Aircraft – The portfolio’s allowance decreased as we experienced a modest decline in loan balances year-over-year in our domestic aircraft segment, while growth in our foreign aircraft segment was essentially flat. Credit quality metrics remain stable. Aircraft collateral values, particularly those in our niche, strengthened considerably early in this economic cycle but have leveled off with more available inventory. The portfolio has maintained stable credit quality in recent years, but was among the sectors affected most by the sluggish economy following the Great Recession. We experienced minimal loss in the portfolio this year, but our portfolio loss history has experienced past volatility, characterized by lengthy periods of minimal losses or modest recoveries followed by short intervals of high losses. In this portfolio, we have $320 million of foreign exposure, primarily domiciled in Mexico and Brazil. Brazil’s economy remains burdened by high sovereign debt levels and high interest rates. Mexico’s economic growth is expected to be somewhat weak as it manages through ongoing U.S. trade tensions. Heavy indebtedness and financial problems with state-owned oil firm Pemex are an ongoing concern for Mexico’s broader growth prospects.
Construction equipment – Our construction equipment portfolio reported more muted loan growth in 2025, compared to relatively high growth rates in previous years since the end of the pandemic. The allowance decrease was primarily driven by a reduction in qualitative factors for elevated problem loan activity in the segment due to improving credit quality trends. Infrastructure spending continues to have a positive impact on many contractors within the segment. Credit quality generally improved as delinquency rates were muted, special attention balances, which are reserved at higher rates, ended the year lower and non-performing balances also declined. The portfolio has experienced some elevated loss activity in recent years which has been successfully mitigated, achieving fairly high recovery rates with time. There is ongoing concern for construction contractors as the portfolio is inherently vulnerable to energy price volatility, high interest rates, and changes in the regulatory environment. Construction projects can have unknown costs or delays and large project risk is ever-present. Volatile energy, labor, and material prices create difficulties for cost structures in an industry that often operates under longer-term contracts lacking adequate cost escalators. Shifting trade policies add uncertainty, potentially increasing raw material and equipment costs. Historically, we have experienced less volatility in this portfolio than the broader industry as losses have been mitigated by appropriate underwriting and a global market for used construction equipment.
Commercial real estate – Similar to the commercial portfolio, our commercial real estate loans are concentrated in our local market with local customers although we do fund select projects outside our market with multi-state developers that are headquartered in our footprint. The allowance increase was due to loan growth in both owner and non-owner-occupied segments. We continue to monitor construction risk and maturity repricing risk in the elevated interest rate environment. Approximately 61% of the Bank’s exposure in this portfolio is from owner-occupied facilities where we are the primary relationship bank for our clients. Special attention activity in both the owner-occupied and non-owner-occupied segments remains modest with generally stable credit quality. We have seen limited evidence of slow lease-up and rental rate pressures in select markets in the multi-family segment. We reviewed our qualitative adjustments as of year-end and made slight adjustments to a factor addressing interest rate maturity risk and a slight increase to our construction risk factor as the loan volume of projects under construction remains higher than prior periods.
Residential real estate and home equity – Our residential real estate and home equity portfolio consists of loans to individuals in the communities we serve. The allowance increased due to loan growth. Generally, residential mortgage loans are originated using standards that result in salable mortgages. Home equity loans are also advanced in compliance with regulatory guidelines and the Bank’s credit policy. Losses in these portfolios have been immaterial since 2013. Qualitative factors in the portfolio are primarily for reasonable and supportable forecasts, although we maintain an adjustment to account for an elevated amount of non-salable adjustable-rate mortgages in the loan mix with repricing risk at maturity.
Consumer – Our consumer loan portfolio consists of loans to individuals in the communities we serve. This portfolio consists primarily of loans secured by autos with advances in compliance with the Bank’s underwriting standards. The allowance was minimally changed year-over-year as lower loan balances were offset by higher historical loss rates in the portfolio. Delinquency rates remain manageable but are trending upward. Loss rates were modest from 2013 through the end of the pandemic, but we have experienced higher write-downs in each of the last three years. We review our qualitative adjustments each quarter, which primarily consist of reasonable and supportable forecasts and also include an adjustment to account for increasing delinquency and nonperforming activity within the portfolio.
Allowance for loan and lease losses – The allowance for loan and lease losses at December 31, 2025, totaled $161.85 million and was 2.30% of loans and leases, compared to $155.54 million or 2.27% of loans and leases at December 31, 2024 and $147.55 million or 2.26% of loans and leases at December 31, 2023. It is our opinion that the allowance for loan and lease losses was appropriate to absorb current expected credit losses inherent in the loan and lease portfolio as of December 31, 2025.
Charge-offs for loan and lease losses were $8.30 million for 2025, compared to $13.73 million for 2024 and $6.65 million for 2023. Primarily reflective of loan and lease growth and accretive forecast adjustments, we added $10.51 million to the provision for credit losses on loans and leases for 2025, compared to a provision of $13.66 million for 2024 and a provision of $5.87 million for 2023.

The following table summarizes our loan and lease loss experience for each of the last three years ended December 31.

(Dollars in thousands)	2025	2024	2023
Amounts of loans and leases outstanding at end of period	$7,046,669	$6,854,808	$6,518,505
Average amount of net loans and leases outstanding during period	$6,934,619	$6,598,329	$6,203,857
Amount of unfunded loan commitments at end of period(1)	$1,460,418	$1,326,724	$1,478,840
Balance of allowance for loan and lease losses at beginning of period	$155,540	$147,552	$139,268
Charge-offs:
Commercial and agricultural	2,420	9,825	4,305
Renewable energy	—	—	—
Auto and light truck	2,366	730	729
Medium and heavy duty truck	—	—	—
Aircraft	485	68	—
Construction equipment	1,407	1,692	54
Commercial real estate	27	—	248
Residential real estate and home equity	74	66	101
Consumer	1,521	1,349	1,211
Total charge-offs	8,300	13,730	6,648
Recoveries:
Commercial and agricultural	929	418	243
Renewable energy	—	—	—
Auto and light truck	1,806	3,273	5,591
Medium and heavy duty truck	—	—	12
Aircraft	565	1,279	967
Construction equipment	426	2,100	1,656
Commercial real estate	90	724	11
Residential real estate and home equity	21	26	334
Consumer	257	235	252
Total recoveries	4,094	8,055	9,066
Net charge-offs (recoveries)	4,206	5,675	(2,418)
Provision for credit losses - loans and leases	10,512	13,663	5,866
Balance of allowance for loan and lease losses at end of period	$161,846	$155,540	$147,552
Balance of liability for unfunded loan commitments at beginning of period	$6,985	$8,182	$5,616
Provision (recovery of provision) for credit losses - unfunded loan commitments	2,050	(1,197)	2,566
Balance of liability for unfunded loan commitments at end of period	$9,035	$6,985	$8,182
Asset Quality Ratios:
Net charge-offs (recoveries) to average net loans and leases outstanding	0.06%	0.09%	(0.04)%
Allowance for loan and lease losses to net loans and leases outstanding end of period	2.30%	2.27%	2.26%
Liability for unfunded loan commitments to unfunded loan commitments end of period	0.62%	0.53%	0.55%
Allowance for loan and lease losses and liability for unfunded loan commitments to net loans and leases outstanding and unfunded loan commitments end of period	2.01%	1.99%	1.95%
(1) Represents noncancelable commitments
The following table shows net charge-offs (recoveries) as a percentage of average loans and leases by portfolio type:

	2025	2024	2023
Commercial and agricultural	0.19%	1.29%	0.52%
Renewable energy	—	—	—
Auto and light truck	0.06	(0.26)	(0.55)
Medium and heavy duty truck	—	—	—
Aircraft	(0.01)	(0.11)	(0.09)
Construction equipment	0.08	(0.04)	(0.16)
Commercial real estate	(0.01)	(0.06)	0.02
Residential real estate and home equity	0.01	0.01	(0.04)
Consumer	1.00	0.81	0.66
Total net charge-offs (recoveries) to average portfolio loans and leases	0.06%	0.09%	(0.04)%

The allowance for loan and lease losses has been allocated according to the amount deemed necessary to provide for the estimated current expected credit losses. The following table shows the amount of such components of the allowance for loan and lease losses at December 31 and the ratio of such loan and lease categories to total outstanding loan and lease balances.

	2025		2024
(Dollars in thousands)	Allowance Amount	Percentage of Loans and Leases in Each Category to Total Loans and Leases	Allowance Amount	Percentage of Loans and Leases in Each Category to Total Loans and Leases
Commercial and agricultural	$21,983	11.32%	$21,316	11.28%
Renewable energy	11,833	9.26	8,562	7.11
Auto and light truck	21,653	12.60	18,437	13.84
Medium and heavy duty truck	6,295	3.83	7,292	4.22
Aircraft	35,843	15.42	36,663	16.39
Construction equipment	27,529	17.33	28,258	17.56
Commercial real estate	25,396	18.02	24,821	17.73
Residential real estate and home equity	9,076	10.51	7,976	9.92
Consumer	2,238	1.71	2,215	1.95
Total	$161,846	100.00%	$155,540	100.00%
Nonperforming Assets — Nonperforming assets include loans past due over 90 days, nonaccrual loans and leases, other real estate, repossessions and other nonperforming assets we own. Our policy is to discontinue the accrual of interest on loans and leases where principal or interest is past due and remains unpaid for 90 days or more, or when an individual analysis of a borrower’s credit worthiness indicates a credit should be placed on nonperforming status, except for residential real estate and home equity loans, and consumer loans that are both well secured and in the process of collection.
Nonperforming assets amounted to $77.38 million at December 31, 2025, compared to $31.33 million at December 31, 2024, and $24.24 million at December 31, 2023. During 2025, interest income on nonaccrual loans and leases would have increased by approximately $5.83 million compared to $2.06 million in 2024 if these loans and leases had earned interest at their full contractual rate.
Nonperforming assets at December 31, 2025 increased from December 31, 2024, mainly due to increases in nonaccrual loans and leases in the auto rental segment of our auto and light truck portfolio, partially offset by lower nonaccrual loans and leases in our construction portfolio. Repossessions consisted mainly of units in the construction equipment and consumer portfolios. There is no other real estate owned as of year end.

Nonperforming assets at December 31 (Dollars in thousands)	2025	2024
Loans past due over 90 days	$460	$106
Nonaccrual loans and leases:
Commercial and agricultural	2,493	4,715
Renewable energy	—	—
Auto and light truck	54,348	2,806
Medium and heavy duty truck	1,576	—
Aircraft	—	—
Construction equipment	11,341	17,976
Commercial real estate	2,459	1,595
Residential real estate and home equity	3,645	2,711
Consumer	740	810
Total nonaccrual loans and leases	76,602	30,613
Total nonperforming loans and leases	77,062	30,719
Other real estate	—	460
Repossessions:
Commercial and agricultural	21	—
Auto and light truck	—	—
Medium and heavy duty truck	—	—
Aircraft	—	—
Construction equipment	192	134
Consumer	54	21
Total repossessions	267	155
Operating leases	49	—
Total nonperforming assets	$77,378	$31,334
Nonperforming loans and leases to loans and leases, net of unearned discount	1.09%	0.45%
Nonperforming assets to loans and leases and operating leases, net of unearned discount	1.10%	0.46%
Coverage ratio of allowance for loan and lease losses to nonperforming loans and leases	210.02%	506.33%
Potential Problem Loans — Potential problem loans consist of loans that are performing but for which management has concerns about the ability of a borrower to continue to comply with repayment terms because of potential operating or financial difficulties. Management monitors these loans closely and reviews their performance on a regular basis. As of December 31, 2025 and 2024, we had $11.10 million and $20.60 million, respectively, in loans of this type which are not included in either of the non-accrual or 90 days past due loan categories. At December 31, 2025, potential problem loans consisted of five relationships; two relationships in the commercial and agricultural portfolio, two relationships in the auto and light truck portfolio, and one relationship in the commercial real estate portfolio. Weakness in the borrowers’ operating performance have caused us to give heighten attention to these credits.
INVESTMENT PORTFOLIO
The amortized cost of securities available-for-sale at year-end 2025 decreased 4.98% from 2024, following a 6.34% decrease from year-end 2023 to year-end 2024. The amortized cost of securities available-for-sale at December 31, 2025 was 17.32% of total assets, compared to 18.48% of total assets at December 31, 2024.
The following table shows the amortized cost of investment securities available-for-sale as of December 31.

(Dollars in thousands)	2025	2024
U.S. Treasury and Federal agencies securities	$697,652	$786,417
U.S. States and political subdivisions securities	113,126	86,305
Mortgage-backed securities — Federal agencies	757,151	777,962
Corporate debt securities	500	—
Total debt securities available-for-sale	$1,568,429	$1,650,684

Yields on tax-exempt obligations are calculated on a fully tax-equivalent basis assuming a 21% tax rate. The following table shows the maturities of securities available-for-sale at December 31, 2025, at the amortized costs and weighted average yields of such securities.

(Dollars in thousands)	Amount	Yield
U.S. Treasury and Federal agencies securities
Under 1 year	$79,684	1.41%
1 – 5 years	556,589	3.31
5 – 10 years	61,379	4.35
Over 10 years	—	—
Total U.S. Treasury and Federal agencies securities	697,652	3.19
U.S. States and political subdivisions securities
Under 1 year	6,806	2.87
1 – 5 years	53,756	3.10
5 – 10 years	38,134	4.89
Over 10 years	14,430	5.89
Total U.S. States and political subdivisions securities	113,126	4.04
Corporate debt securities
Under 1 year	—	—
1 – 5 years	500	4.15
5 – 10 years	—	—
Over 10 years	—	—
Total Corporate debt securities	500	4.15
Mortgage-backed securities — Federal agencies	757,151	2.89
Total investment securities available-for-sale	$1,568,429	3.11%
At December 31, 2025, the residential mortgage-backed securities we held consisted of GNMA, FNMA and FHLMC pass-through certificates (Government Sponsored Enterprise, GSEs). The type of loans underlying the securities were all conforming loans at the time of issuance. The underlying GSEs backing these mortgage-backed securities are rated Aaa or AA+ from the rating agencies. At December 31, 2025, the vintage (years originated) of the underlying loans comprising our securities are: 12% in the year 2025; 8% in the year 2024; 18% in the years 2022 and 2023; 48% in the years 2020 and 2021; 5% in the years 2018 and 2019; 9% in the years 2017 and prior.
DEPOSITS
The following table shows the average daily amounts of deposits and rates paid on such deposits.

	2025		2024		2023
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing demand	$1,601,954	—%	$1,609,001	—%	$1,753,149	—%
Interest bearing demand	2,554,311	2.36	2,463,386	2.73	2,481,362	2.33
Savings	1,376,299	1.57	1,255,111	1.45	1,181,314	0.68
Time	1,849,727	4.00	1,791,459	4.55	1,541,419	3.73
Total deposits	$7,382,291		$7,118,957		$6,957,244
The following table shows the estimated scheduled maturities of the portion of time deposits in U.S. offices in excess of the FDIC insurance limit and time deposits that are otherwise uninsured.

(Dollars in thousands)
Under 3 Months	$165,518
4 – 6 Months	157,830
7 – 12 Months	151,325
Over 12 Months	172,118
Total	$646,791
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

(Dollars in thousands)	Federal Funds Purchased and Securities Repurchase Agreements	Federal Home Loan Bank Advances	Federal Reserve Advances	Other Short-Term Borrowings	Total Borrowings
2025
Balance at December 31, 2025	$112,470	$125,000	$—	$1,151	$238,621
Maximum amount outstanding at any month-end	112,470	125,000	—	1,835	239,305
Average amount outstanding	63,170	20,041	1,918	1,495	86,624
Weighted average interest rate during the year	1.04%	4.46%	1.45%	—%	1.83%
Weighted average interest rate for outstanding amounts at December 31, 2025	2.04%	3.79%	—%	—%	2.94%
2024
Balance at December 31, 2024	$72,346	$75,000	$100,000	$1,852	$249,198
Maximum amount outstanding at any month-end	82,591	170,000	100,000	2,450	355,041
Average amount outstanding	61,956	64,987	100,027	1,878	228,848
Weighted average interest rate during the year	1.01%	5.40%	4.84%	—%	3.92%
Weighted average interest rate for outstanding amounts at December 31, 2024	1.15%	4.50%	4.76%	—%	3.60%
During January 2024, we borrowed $100 million from the Federal Reserve’s Bank Term Funding Program based on the economics of the borrowing relative to our other funding sources. During January 2025, we repaid the borrowing in full.
LIQUIDITY AND CAPITAL RESOURCES
Core Deposits — Our major source of investable funds is provided by stable core deposits consisting of all interest bearing and noninterest bearing deposits, excluding brokered certificates of deposit, listing services certificates of deposit and certain certificates of deposit over $250,000 based on established FDIC insured deposits. In 2025, average core deposits equaled 72.62% of average total assets, compared to 71.39% in 2024 and 73.77% in 2023. The effective rate of core deposits in 2025 was 1.80%, compared to 1.97% in 2024 and 1.45% in 2023.
Average noninterest bearing core deposits decreased 0.44% in 2025 compared to a decrease of 8.22% in 2024. These represented 24.56% of total core deposits in 2025, compared to 25.79% in 2024, and 28.24% in 2023.
Purchased Funds — We use purchased funds to supplement core deposits, which include certain certificates of deposit over $250,000, brokered certificates of deposit, listing services certificates of deposit, over-night borrowings, securities sold under agreements to repurchase, commercial paper, and other short-term borrowings which includes Federal Home Loan Bank and Federal Reserve Bank borrowings. Purchased funds are raised from customers seeking short-term investments and are used to manage the Bank’s interest rate sensitivity. During 2025, our reliance on purchased funds decreased to 10.54% of average total assets from 12.69% in 2024.
Shareholders’ Equity — Average shareholders’ equity equated 13.39% of average total assets in 2025, compared to 12.10% in 2024. Shareholders’ equity was 14.08% of total assets at year-end 2025, compared to 12.44% at year-end 2024. We include unrealized gains (losses) on available-for-sale securities, net of income taxes, in accumulated other comprehensive income (loss) which is a component of shareholders’ equity. While regulatory capital adequacy ratios exclude unrealized gains (losses), it does impact our equity as reported in the audited financial statements. The unrealized losses on available-for-sale securities, net of income taxes, were $34.78 million and $87.23 million at December 31, 2025 and 2024, respectively. The unrealized losses occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. Additionally, we do not intend to sell these available-for-sale investment securities and it is more likely than not that we will not be required to sell these investments before recovery of the amortized cost basis, which may be the maturity dates of the securities.
Other Liquidity — Under Indiana law governing the collateralization of public fund deposits, the Indiana Board of Depositories determines which financial institutions are required to pledge collateral based on the strength of their financial ratings. We have been informed that no collateral is required for our public fund deposits. However, the Board of Depositories could alter this requirement in the future and adversely impact our liquidity. Our potential liquidity exposure if we must pledge collateral is approximately $1.44 billion.

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
(iii)Dependency Ratio (net potentially volatile liabilities minus short-term investments divided by total earning assets minus short-term investments) less than 15%; and
(iv)Loans to Deposits Ratio less than 100%
At December 31, 2025, we were in compliance with the foregoing internal policies and regulatory guidelines.
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
We maintain prudent strategies to support a strong liquidity position. The following table represents our sources of liquidity as of December 31, 2025.

(Dollars in thousands)	Available
Internal Sources
Unencumbered securities	$1,285,144
External Sources
FHLB advances(1)	479,610
FRB borrowings	366,265
Fed funds purchased(2)	360,000
Brokered deposits(3)	685,119
Listing services deposits(3)	451,572
Total liquidity	$3,627,710
% of Total deposits net brokered and listing services certificates of deposit	51.79%

(1) Availability is shown net of required stock purchases under the FHLB activity-based stock ownership requirement, which is currently 4.50%, and may vary
(2) Availability contingent on correspondent bank approvals at time of borrowing
(3) Availability contingent on internal borrowing guidelines
External sources as listed in the table above are managed to approved guidelines by our Board of Directors. Total net available liquidity was $3.63 billion at December 31, 2025, which accounted for approximately 52% of total deposits net of brokered and listing services certificates of deposits.

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

	Percentage Change in Net Interest Income
	December 31, 2025		December 31, 2024
Basis Point Interest Rate Change	12 Months	24 Months	12 Months	24 Months
Up 200	1.63%	6.59%	(2.19)%	2.79%
Up 100	0.79%	3.31%	(1.11)%	1.35%
Down 100	(1.83)%	(4.88)%	0.89%	(2.10)%
The earnings simulation model excludes the earnings dynamics related to how fee income and noninterest expense may be affected by changes in interest rates. Actual results may differ materially from those projected. The use of this methodology to quantify the market risk of the balance sheet should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions.
At December 31, 2025 and 2024, the impact of these hypothetical fluctuations in interest rates on our derivative holdings was not significant, and, as such, separate disclosure is not presented. We manage the interest rate risk related to mortgage loan commitments by entering into contracts for future delivery of loans with outside parties. See Part II, Item 8, Financial Statements and Supplementary Data — Note 18 of the Notes to Consolidated Financial Statements.
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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Shareholders, Board of Directors and Audit, Finance, and Risk Committee
1st Source Corporation
South Bend, Indiana

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of 1st Source Corporation (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2026, expressed an unqualified opinion thereon.
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
Allowance for Loan and Lease Losses – Qualitative Factors
Description of the Critical Audit Matter
As presented in Note 5 to the financial statements, the Company’s allowance for loan and lease losses (ALLL) was $161.8 million at December 31, 2025. As described in Note 1 to the financial statements, the ALLL is an estimate of current expected credit losses in the loan and lease portfolio. The determination of the ALLL requires significant judgment reflecting the Company’s estimate of expected future losses for the loan’s entire contractual term adjusted for expected payments when appropriate.
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
February 17, 2026

Report of Independent Registered Public Accounting Firm

Shareholders, Board of Directors and Audit, Finance, and Risk Committee
1st Source Corporation
South Bend, Indiana

Opinion on the Internal Control over Financial Reporting
We have audited 1st Source Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2025 and 2024, and for each of the three years in the period ended December 31, 2025, and our report dated February 17, 2026, expressed an unqualified opinion on those financial statements.
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

/s/ Forvis Mazars, LLP

Fort Wayne, Indiana
February 17, 2026

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31 (Dollars in thousands)	2025	2024
ASSETS
Cash and due from banks	$69,249	$76,837
Federal funds sold and interest bearing deposits with other banks	50,608	47,989
Investment securities available-for-sale, at fair value (amortized cost of $1,568,429 and $1,650,684 at December 31, 2025 and 2024, respectively)	1,522,486	1,536,299
Other investments	22,140	23,855
Mortgages held for sale	4,866	2,569
Loans and leases, net of unearned discount:
Commercial and agricultural	797,592	772,974
Renewable energy	652,799	487,266
Auto and light truck	887,876	948,435
Medium and heavy duty truck	269,749	289,623
Aircraft	1,086,821	1,123,797
Construction equipment	1,221,135	1,203,912
Commercial real estate	1,269,765	1,215,265
Residential real estate and home equity	740,777	680,071
Consumer	120,155	133,465
Total loans and leases	7,046,669	6,854,808
Allowance for loan and lease losses	(161,846)	(155,540)
Net loans and leases	6,884,823	6,699,268
Equipment owned under operating leases, net	6,964	11,483
Premises and equipment, net	58,318	53,456
Goodwill and intangible assets	83,895	83,897
Accrued income and other assets	351,921	396,285
Total assets	$9,055,270	$8,931,938
LIABILITIES
Deposits:
Noninterest-bearing demand	$1,600,495	$1,639,101
Interest-bearing deposits:
Interest-bearing demand	2,592,202	2,544,839
Savings	1,446,278	1,256,370
Time	1,586,600	1,789,725
Total interest-bearing deposits	5,625,080	5,590,934
Total deposits	7,225,575	7,230,035
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	112,470	72,346
Other short-term borrowings	126,151	176,852
Total short-term borrowings	238,621	249,198
Long-term debt and mandatorily redeemable securities	43,330	39,156
Subordinated notes	58,764	58,764
Accrued expenses and other liabilities	170,890	173,279
Total liabilities	7,737,180	7,750,432
SHAREHOLDERS’ EQUITY
Preferred stock; no par value Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock; no par value Authorized 40,000,000 shares; issued 28,205,674 shares at December 31, 2025 and 2024	436,538	436,538
Retained earnings	1,015,160	890,937
Cost of common stock in treasury (3,836,656 and 3,685,512 shares at December 31, 2025 and December 31, 2024, respectively)	(141,950)	(129,175)
Accumulated other comprehensive loss	(34,777)	(87,232)
Total shareholders’ equity	1,274,971	1,111,068
Noncontrolling interests	43,119	70,438
Total equity	1,318,090	1,181,506
Total liabilities and equity	$9,055,270	$8,931,938
The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31 (Dollars in thousands, except per share amounts)	2025	2024	2023
Interest income:
Loans and leases	$471,013	$451,329	$387,298
Investment securities, taxable	36,360	25,720	24,501
Investment securities, tax-exempt	1,191	1,043	1,445
Other	5,830	5,925	3,663
Total interest income	514,394	484,017	416,907
Interest expense:
Deposits	155,914	166,842	123,162
Short-term borrowings	1,582	8,976	7,032
Subordinated notes	4,033	4,217	4,174
Long-term debt and mandatorily redeemable securities	4,690	3,165	3,892
Total interest expense	166,219	183,200	138,260
Net interest income	348,175	300,817	278,647
Provision for credit losses	12,562	12,466	5,866
Net interest income after provision for credit losses	335,613	288,351	272,781
Noninterest income:
Trust and wealth advisory	27,867	26,709	23,706
Service charges on deposit accounts	13,184	12,877	12,749
Debit card	17,774	17,785	17,980
Mortgage banking	4,103	4,210	3,471
Insurance commissions	7,700	6,730	6,911
Equipment rental	3,021	5,171	8,837
Losses on investment securities available-for-sale	(8,679)	(3,889)	(2,926)
Other	20,633	16,714	19,895
Total noninterest income	85,603	86,307	90,623
Noninterest expense:
Salaries and employee benefits	129,564	121,909	115,612
Net occupancy	12,724	11,939	11,090
Furniture and equipment	6,454	5,612	5,653
Data processing	29,844	27,567	25,055
Depreciation — leased equipment	2,415	4,073	7,093
Professional fees	7,115	7,098	6,705
FDIC and other insurance	5,793	6,142	5,926
Business development and marketing	8,855	6,876	7,157
Other	14,075	12,385	17,433
Total noninterest expense	216,839	203,601	201,724
Income before income taxes	204,377	171,057	161,680
Income tax expense	46,118	38,439	36,746
Net income	158,259	132,618	124,934
Net loss (income) attributable to noncontrolling interests	18	5	(7)
Net income available to common shareholders	$158,277	$132,623	$124,927
Basic net income per common share	$6.41	$5.36	$5.03
Diluted net income per common share	$6.41	$5.36	$5.03
The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Year Ended December 31 (Dollars in thousands)	2025	2024	2023
Net income	$158,259	$132,618	$124,934
Other comprehensive income (loss):
Unrealized appreciation (depreciation) of investment securities available-for-sale	59,763	21,483	51,360
Reclassification adjustment for realized losses included in net income	8,679	3,889	2,926
Income tax effect	(15,987)	(6,281)	(12,919)
Other comprehensive income (loss), net of tax	52,455	19,091	41,367
Comprehensive income (loss)	210,714	151,709	166,301
Comprehensive loss (income) attributable to noncontrolling interests	18	5	(7)
Comprehensive income (loss) available to common shareholders	$210,732	$151,714	$166,294
The accompanying notes are a part of the consolidated financial statements.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	1st Source Corporation Shareholders
(Dollars in thousands, except per share amounts)	Preferred Stock	Common Stock	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss), Net	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2023	$—	$436,538	$694,862	$(119,642)	$(147,690)	$864,068	$59,698	$923,766
Net income	—	—	124,927	—	—	124,927	7	124,934
Other comprehensive income	—	—	—	—	41,367	41,367	—	41,367
Issuance of 82,840 common shares under stock based compensation awards	—	—	2,184	1,622	—	3,806	—	3,806
Cost of 310,522 shares of common stock acquired for treasury	—	—	—	(12,469)	—	(12,469)	—	(12,469)
Common stock dividend ($1.30 per share)	—	—	(32,131)	—	—	(32,131)	—	(32,131)
Contributions from noncontrolling interests	—	—	—	—	—	—	20,343	20,343
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,353)	(1,353)
Balance at December 31, 2023	$—	$436,538	$789,842	$(130,489)	$(106,323)	$989,568	$78,695	$1,068,263
Net income (loss)	—	—	132,623	—	—	132,623	(5)	132,618
Other comprehensive income	—	—	—	—	19,091	19,091	—	19,091
Issuance of 88,555 common shares under stock based compensation awards	—	—	2,862	1,492	—	4,354	—	4,354
Cost of 2,997 shares of common stock acquired for treasury	—	—	—	(178)	—	(178)	—	(178)
Common stock dividend ($1.40 per share)	—	—	(34,390)	—	—	(34,390)	—	(34,390)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,332)	(2,332)
Liquidation of noncontrolling interests	—	—	—	—	—	—	(5,920)	(5,920)
Balance at December 31, 2024	$—	$436,538	$890,937	$(129,175)	$(87,232)	$1,111,068	$70,438	$1,181,506
Net income (loss)	—	—	158,277	—	—	158,277	(18)	158,259
Other comprehensive income	—	—	—	—	52,455	52,455	—	52,455
Issuance of 78,892 common shares under stock based compensation awards	—	—	3,259	1,095	—	4,354	—	4,354
Cost of 230,036 shares of common stock acquired for treasury	—	—	—	(13,870)	—	(13,870)	—	(13,870)
Common stock dividend ($1.52 per share)	—	—	(37,313)	—	—	(37,313)	—	(37,313)
Distributions to noncontrolling interests	—	—	—	—	—	—	(4,315)	(4,315)
Liquidation of noncontrolling interests	—	—	—	—	—	—	(22,986)	(22,986)
Balance at December 31, 2025	$—	$436,538	$1,015,160	$(141,950)	$(34,777)	$1,274,971	$43,119	$1,318,090
The accompanying notes are a part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 (Dollars in thousands)	2025	2024	2023
Operating activities:
Net income	$158,259	$132,618	$124,934
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	12,562	12,466	5,866
Depreciation of premises and equipment	5,069	4,457	4,452
Depreciation of equipment owned and leased to others	2,415	4,073	7,093
Stock-based compensation	6,198	5,655	4,891
Net (accretion) amortization of investment securities available-for-sale	(3,117)	1,709	3,939
Amortization of mortgage servicing rights	767	781	845
Amortization of right of use assets	3,014	3,050	3,073
Deferred income taxes	(5,404)	2,432	(9,462)
Losses on investment securities available-for-sale	8,679	3,889	2,926
Originations of loans held for sale, net of principal collected	(73,117)	(62,002)	(43,665)
Proceeds from the sales of loans held for sale	72,531	61,781	47,060
Net gains on sale of loans held for sale	(1,711)	(906)	(923)
Net gains on sale of other real estate and repossessions	(229)	(214)	(123)
Change in interest receivable	(2,749)	(2,558)	(5,485)
Change in interest payable	(11,756)	6,974	23,521
Change in other assets	1,908	(4,164)	4,089
Change in other liabilities	51,020	23,627	17,864
Other	(1,222)	185	(2,959)
Net change in operating activities	223,117	193,853	187,936
Investing activities:
Proceeds from sales of investment securities available-for-sale	254,500	62,616	102,437
Proceeds from maturities and paydowns of investment securities available-for-sale	382,291	368,190	145,006
Purchases of investment securities available-for-sale	(560,098)	(324,731)	(47,494)
Net change in partnership investments	(24,544)	(34,404)	(51,121)
Net change in other investments	1,715	1,220	218
Loans sold or participated to others	64,528	119,678	49,603
Proceeds from principal payments on direct finance leases	79,451	68,806	71,044
Net change in loans and leases	(349,945)	(534,763)	(628,268)
Net change in equipment owned under operating leases	2,104	4,810	4,241
Purchases of premises and equipment	(10,082)	(12,367)	(5,980)
Proceeds from disposal of premises and equipment	254	613	142
Proceeds from sales of other real estate and repossessions	5,606	3,727	1,886
Net change in investing activities	(154,220)	(276,605)	(358,286)
Financing activities:
Net change in demand deposits and savings accounts	198,665	140,415	(487,911)
Net change in time deposits	(203,125)	51,039	598,227
Net change in short-term borrowings	(10,577)	(63,161)	96,830
Payments on long-term debt	(2,347)	(12,630)	(3,450)
Stock issued under stock purchase plans	133	153	78
Acquisition of treasury stock	(13,870)	(178)	(12,469)
Net (distributions to) contributions from noncontrolling interests	(4,315)	(2,332)	18,990
Cash dividends paid on common stock	(38,430)	(35,396)	(33,074)
Net change in financing activities	(73,866)	77,910	177,221
Net change in cash and cash equivalents	(4,969)	(4,842)	6,871
Cash and cash equivalents, beginning of year	124,826	129,668	122,797
Cash and cash equivalents, end of year	$119,857	$124,826	$129,668
Supplemental Information:
Non-cash transactions:
Loans transferred to other real estate and repossessions	$5,077	$3,452	$2,038
Common stock matching contribution to Employee Stock Ownership and Profit Sharing Plan	1,227	1,153	1,753
Right of use assets obtained in exchange for lease obligation	2,107	2,723	3,852
Liquidation of noncontrolling interests	22,986	5,920	—
Purchases of mandatorily redeemable securities with common stock held in treasury	102	739	—
Issuance of long-term debt for intangible asset acquisition	258	—	—
Cash paid (received) for:
Interest	$177,976	$176,227	$114,739
Income taxes	(6,685)	11,281	17,799
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
Securities — Securities that the Company has the ability and positive intent to hold to maturity are classified as investment securities held-to-maturity. Held-to-maturity investment securities, when present, are carried at amortized cost. As of December 31, 2025 and 2024, the Company held no securities classified as held-to-maturity. Securities that may be sold in response to, or in anticipation of, changes in interest rates and resulting prepayment risk, or for other factors, are classified as available-for-sale and are carried at fair value. Unrealized gains and losses on debt securities are reported, net of applicable taxes, as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. Unrealized gains and losses on equity securities are reflected, net of applicable taxes, in earnings.
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

Other investments consist of shares of Federal Home Loan Bank of Indianapolis (FHLBI) and Federal Reserve Bank stock. As restricted member stocks, these investments are carried at cost. Both cash and stock dividends received on the stocks are reported as income. Quarterly, the Company reviews its investment in FHLBI for impairment. Factors considered in determining impairment are: history of dividend payments; determination of cause for any net loss; adequacy of capital; and review of the most recent financial statements. As of December 31, 2025 and 2024, it was determined that the Company’s investment in FHLBI stock is appropriately valued at cost, which equates to par value. In addition, other investments include interest bearing deposits with other banks with original maturities of greater than three months. These investments are in denominations, including accrued interest, that are fully insured by the FDIC.
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
The Company sells mortgage loans to the Government National Mortgage Association (GNMA) in the normal course of business and retains the servicing rights. The GNMA programs under which the loans are sold allow the Company to repurchase individual delinquent loans that meet certain criteria from the securitized loan pool. At its option, and without GNMA’s prior authorization, the Company may repurchase a delinquent loan for an amount equal to 100% of the remaining principal balance on the loan. Once the Company has the unconditional ability to repurchase a delinquent loan, the Company is deemed to have regained effective control over the loan and the Company is required to recognize the loan on its balance sheet and record an offsetting liability, regardless of its intent to repurchase the loan. At December 31, 2025 and 2024, residential real estate portfolio loans included $1.15 million and $1.85 million, respectively, of loans available for repurchase under the GNMA optional repurchase programs with the offsetting liability recorded within Other Short-term Borrowings on the Consolidated Statements of Financial Position.
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
Loans which exhibit different risk characteristics than the pool are evaluated individually for potential credit deterioration. Loans evaluated individually are not included in the collective evaluation. These loans can be identified from a variety of sources including delinquency, non-accrual status, and complex or unusual transactions. The scope may include accruing loans that exhibit risk characteristics which differ from their pool or non-performing loans with risk characteristics dissimilar to other special attention loans in their pool. Individual reserves are determined based on an analysis of the loan’s expected future cash flows, the loan’s observable market value, or the fair value of the collateral less costs to sell. When foreclosure is probable, credit deterioration is determined based on the collateral’s fair value less costs to sell. As a practical expedient, fair value less costs to sell may be used when developing the estimate of credit losses. Similarly, for a going concern analysis, a discounted cash method may be used.
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
Other Real Estate — Other real estate acquired through partial or total satisfaction of nonperforming loans is included in Other Assets on the Consolidated Statements of Financial Condition and recorded at fair value less anticipated selling costs based upon the property’s appraised value at the date of transfer, with any difference between the fair value of the property less cost to sell, and the carrying value of the loan charged to the allowance for loan and lease losses or other income, if a positive adjustment. Subsequent fair value write-downs or write-ups, to the extent of previous write-downs, property maintenance costs, and gains or losses recognized upon the sale of other real estate are recognized in Noninterest Expense on the Consolidated Statements of Income. Gains or losses resulting from the sale of other real estate are recognized on the date of sale. As of December 31, 2025 and 2024, other real estate had carrying values of $0.00 million and $0.46 million, respectively, and is included in Other Assets on the Consolidated Statements of Financial Condition.
Repossessed Assets — Repossessed assets may include fixtures and equipment, inventory and receivables, aircraft, construction equipment, and vehicles acquired from business banking and specialty finance activities. Repossessed assets are included in Other Assets on the Consolidated Statements of Financial Condition at fair value of the equipment or vehicle less estimated selling costs. At the time of repossession, the recorded amount of the loan or lease is written down to the fair value of the equipment or vehicle by a charge to the allowance for loan and lease losses or other income, if a positive adjustment. Subsequent fair value write-downs or write-ups, to the extent of previous write-downs, equipment maintenance costs, and gains or losses recognized upon the sale of repossessions are recognized in Noninterest Expense on the Consolidated Statements of Income. Gains or losses resulting from the sale of repossessed assets are recognized on the date of sale. Repossessed assets totaled $0.27 million and $0.16 million, as of December 31, 2025 and 2024, respectively, and are included in Other Assets on the Consolidated Statements of Financial Condition.
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
Goodwill and Intangibles — Goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. Goodwill is reviewed for impairment at least annually or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the carrying amount. Goodwill is allocated into two reporting units. Fair value for each reporting unit is estimated using stock price multiples or earnings before interest, tax, depreciation and amortization (EBITDA) multiples. Intangible assets that have finite lives are amortized over their estimated useful lives and are subject to impairment testing. All of the Company’s other intangible assets have finite lives and are amortized on a straight-line basis over varying periods not exceeding twenty-five years. The Company performed the required annual impairment test of goodwill during the fourth quarter of 2025 and determined that no impairment exists.

Bank-Owned Life Insurance (BOLI) — The Company maintains BOLI on certain executives. BOLI balances are recorded at their cash surrender values and are included in Other Assets on the Consolidated Statements of Financial Condition. Changes in the cash surrender values are included in Other Noninterest Income on the Consolidated Statements of Income. At December 31, 2025 and 2024, BOLI totaled $88.36 million and $86.40 million, respectively.
Partnership Investments — The Company accounts for its investments in partnerships for which it owns less than fifty percent and has the ability to exercise significant influence over the partnership on the equity method. The Company accounts for its investments in partnerships for which it does not have the ability to exercise significant influence at fair value less impairment, if any, or cost less any impairment if the fair value is not readily determinable. The Company has elected to use the practical expedient to estimate fair value of an investment in an investment company using the net asset value of its partnership interest. The Company uses the hypothetical liquidation book value (HLBV) method for equity investments when the liquidation rights and priorities as defined by an equity investment agreement differ from what is reflected by the underlying percentage ownership interests. The HLBV method is commonly applied to equity investments in the renewable energy industry, where the economic benefits corresponding to an equity investment may vary at different points in time and/or are not directly linked to an investor’s ownership percentage. A calculation is prepared at each balance sheet date to determine the amount that the Company would receive if an equity investment entity were to liquidate all of its assets (as valued in accordance with GAAP) and distribute that cash to the investors based on the contractually defined liquidation priorities. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is 1st Source’s share of the earnings or losses from the equity investment for the period. Investments in partnerships are included in Other Assets on the Consolidated Statements of Financial Condition. The balances as of December 31, 2025 and 2024 were $120.26 million and $140.24 million, respectively.
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
Segment Information — 1st Source has one principal business segment, commercial banking. While our chief operating decision maker monitors the revenue streams of various products and services, the identifiable segments’ operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the Company’s financial service operations are considered to be aggregated in one reportable operating segment. See Note 22 for additional information on segment information.
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
Note 2 — Recent Accounting Pronouncements
Codification Improvements: In December 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2025-12 “Codification Improvements.” These amendments update the FASB Accounting Standards Codification for a broad range of Topics arising from technical corrections, unintended application of the Codification, clarifications, and other minor improvements. The amendments in the ASU, which addresses 33 issues, affect a wide variety of Topics in the Codification and apply to all reporting entities within the scope of the affected accounting guidance. The amendments in this ASU are effective for all entities for annual periods beginning after December 15, 2026, and interim periods within those annual periods. Early adoption is permitted in both interim and annual periods in which financial statements have not yet been issued or made available for issuance. If an entity adopts the amendments in this ASU in an interim period, it must adopt them as of the beginning of the annual period that includes that interim period. An entity may elect to early adopt the amendments on an issue-by-issue basis. The Company is assessing ASU 2025-12 and its impact on its accounting and disclosures.
Interim Reporting: In December 2025, the FASB issued ASU No. 2025-11 “Interim Reporting (Topic 270): Narrow-Scope Improvements.” This ASU does not change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements. The amendments in this ASU (1) clarify that the guidance in Topic 270 applies to all entities that provide interim financial statements and notes in accordance with generally accepted accounting principles (GAAP); (2) create a comprehensive list in FASB Accounting Standards Codification® Topic 270 of interim disclosures that are required in interim financial statements and notes in accordance with GAAP; (3) incorporate a disclosure principle, which is modeled after previous Securities and Exchange Commission (SEC) guidance, that requires entities to disclose events and changes that occur after the end of the most recent fiscal year that have a material impact on the entity; and (4) improve guidance about information included in and the format of interim financial statements. The amendments in this ASU are effective for pubic business entities for interim periods within annual periods beginning after December 15, 2027, and for entities other than public business entities the amendments are effective for interim periods within annual periods beginning after December 15, 2028. Early adoption is permitted for all entities. The amendments can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is assessing ASU 2025-11 and its impact on its accounting and disclosures.
Financial Instruments: In July 2025, the FASB issued ASU No. 2025-05 “Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” The amendments provide (1) all entities with a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets and (2) entities other than public business entities with an accounting policy election to consider collection activity after the balance sheet date when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. This ASU is effective for fiscal years including interim periods within those fiscal years, beginning after December 15, 2025. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. An entity should apply ASU No. 2025-05 prospectively to estimates of expected credit losses on asset balances described in ASC paragraph 326-20-30-10A performed after the date of adoption. The Company adopted ASU 2025-05 on January 1, 2026 and it did not have a material impact on its accounting and disclosures.
Debt: In November 2024, the FASB issued ASU No. 2024-04 “Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversion of Convertible Debt Issuances.” These amendments clarify the requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion. This guidance is effective for all entities for fiscal years including interim periods within those fiscal years, beginning after December 15, 2025. Early adoption is permitted in any interim period. The Company adopted ASU 2024-04 on January 1, 2026 and it did not have a material impact on its accounting and disclosures.
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
• Include certain amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirements.
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
Income Taxes: In December 2023, the FASB issued ASU No. 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” Among other things, these amendments require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income (loss) by the applicable statutory income tax rate.) The amendments also require that all entities disclose on an annual basis the following information about income taxes paid: (1) the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and (2) the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than five percent of total income taxes paid (net of refunds received.) This guidance is effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments should be applied on a prospective basis although retrospective application is permitted. The Company adopted ASU 2023-09 on January 1, 2025 on a retrospective basis and it did not have a material impact on its accounting and disclosures.

Note 3 — Investment Securities Available-For-Sale
The following table shows investment securities available-for-sale.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2025
U.S. Treasury and Federal agencies securities	$697,652	$3,171	$(4,046)	$696,777
U.S. States and political subdivisions securities	113,126	1,333	(1,396)	113,063
Mortgage-backed securities - Federal agencies	757,151	3,372	(48,380)	712,143
Corporate debt securities	500	3	—	503
Total debt securities available-for-sale	$1,568,429	$7,879	$(53,822)	$1,522,486
December 31, 2024
U.S. Treasury and Federal agencies securities	$786,417	$24	$(28,692)	$757,749
U.S. States and political subdivisions securities	86,305	33	(3,706)	82,632
Mortgage-backed securities - Federal agencies	777,962	192	(82,236)	695,918
Total debt securities available-for-sale	$1,650,684	$249	$(114,634)	$1,536,299
Amortized cost excludes accrued interest receivable which is included in Accrued Income and Other Assets on the Consolidated Statements of Financial Condition. At December 31, 2025 and 2024, accrued interest receivable on investment securities available for sale was $8.04 million and $4.68 million, respectively.
At December 31, 2025 and 2024, the residential mortgage-backed securities held by the Company consisted primarily of GNMA, FNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government (Government Sponsored Enterprise, GSEs).
The Company did not hold any marketable equity securities at December 31, 2025 and 2024.

The following table shows the contractual maturities of investments in debt securities available-for-sale at December 31, 2025. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$71,379	$70,617
Due after one year through five years	625,957	624,721
Due after five years through ten years	99,513	100,365
Due after ten years	14,429	14,640
Mortgage-backed securities	757,151	712,143
Total debt securities available-for-sale	$1,568,429	$1,522,486
The following table summarizes gross unrealized losses and fair value by investment category and age. At December 31, 2025, the Company’s available-for-sale securities portfolio consisted of 638 securities, 438 of which were in an unrealized loss position.

	Less than 12 Months		12 months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2025
U.S. Treasury and Federal agencies securities	$146,252	$(300)	$173,152	$(3,746)	$319,404	$(4,046)
U.S. States and political subdivisions securities	13,587	(81)	29,532	(1,315)	43,119	(1,396)
Mortgage-backed securities - Federal agencies	75,414	(355)	415,247	(48,025)	490,661	(48,380)
Total debt securities available-for-sale	$235,253	$(736)	$617,931	$(53,086)	$853,184	$(53,822)
December 31, 2024
U.S. Treasury and Federal agencies securities	$103,621	$(1,324)	$644,614	$(27,368)	$748,235	$(28,692)
U.S. States and political subdivisions securities	37,017	(670)	39,280	(3,036)	76,297	(3,706)
Mortgage-backed securities - Federal agencies	191,779	(3,355)	466,204	(78,881)	657,983	(82,236)
Total debt securities available-for-sale	$332,417	$(5,349)	$1,150,098	$(109,285)	$1,482,515	$(114,634)
The Company does not consider available-for-sale securities with unrealized losses at December 31, 2025 to be experiencing credit losses and recognized no resulting allowance for credit losses. The Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost basis, which may be the maturity dates of the securities. The unrealized losses occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase.
The following table shows the proceeds from sales of available-for-sale debt securities and the gross realized gains and gross realized losses that have been included in earnings as a result of these sales. Realized gains and losses of all securities are computed using the specific identification cost basis.

(Dollars in thousands)	2025	2024	2023
Proceeds from sales	$254,500	$62,616	$102,437
Gross realized gains	—	—	733
Gross realized losses	(8,679)	(3,889)	(3,659)
At December 31, 2025 and 2024, investment securities with carrying values of $237.34 million and $359.10 million, respectively, were pledged as collateral for security repurchase agreements and for other purposes.
Note 4 — Loan and Lease Financings
Total loans and leases outstanding were recorded net of unearned income and deferred loan fees and costs at December 31, 2025 and 2024, and totaled $7.05 billion and $6.85 billion, respectively. At December 31, 2025 and 2024, net deferred loan and lease (fees) costs were $(0.79) million and $1.43 million, respectively. Accrued interest receivable on loans and leases at December 31, 2025 and 2024 was $27.43 million and $28.02 million, respectively.

In the ordinary course of business, the Company has extended loans to certain directors, executive officers, and principal shareholders of equity securities of 1st Source and to their affiliates. In the opinion of management, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the Company and did not involve more than the normal risk of collectability, or present other unfavorable features. The loans are consistent with sound banking practices and within applicable regulatory and lending limitations. The aggregate dollar amounts of these loans were $30.42 million and $23.13 million at December 31, 2025 and 2024, respectively. During 2025, $20.38 million of new loans and other additions were made and $13.09 million of repayments and other reductions occurred. During 2024, $19.86 million of new loans and other additions were made and $4.47 million of repayments and other reductions occurred.
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
All loans and leases, except residential real estate and home equity loans and consumer loans, are assigned credit quality grades on a scale from 1 to 12 with grade 1 representing superior credit quality. The criteria used to assign grades to extensions of credit that exhibit potential problems or well-defined weaknesses are primarily based upon the degree of risk and the likelihood of orderly repayment, and their effect on the Company’s safety and soundness. Loans or leases graded 7 or weaker are considered “special attention” credits and, as such, undergo enhanced monitoring on a quarterly basis. Grade 7 credits are defined as “watch” and contain greater than average credit risk and are monitored to limit the Company’s exposure to increased risk; grade 8 credits are “special mention” and, following regulatory guidelines, are defined as having potential weaknesses that deserve management’s close attention. Credits that exhibit well-defined weaknesses and a distinct possibility of loss are considered ‘‘classified’’ and are graded 9 through 12 corresponding to the regulatory definitions of “substandard” (grades 9 and 10) and the more severe ‘‘doubtful’’ (grade 11) and ‘‘loss’’ (grade 12). For residential real estate and home equity and consumer loans, credit quality is based on the aging status of the loan and by payment activity. Nonperforming loans are those loans which are on nonaccrual status or are 90 or more past due.
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
Renewable energy – loans are for the purpose of financing primarily solar related projects and may include construction draw notes, operating loans, letters of credit and may entail a tax equity structure. The Company’s core focus is solar financing, but its lending activities may also include a limited amount of battery storage projects or other alternative energy resources. Collateral in a multi-state area includes tangible assets of the borrower, assignment of intangible assets including power purchase agreements, and pledges of permits and licenses. Financing is provided to qualified borrowers throughout the continental United States with an emphasis on the region east of the Rocky Mountains.
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
Medium and heavy duty truck – loans and full-service truck leases are secured by heavy-duty trucks, commonly Class 8 trucks and trailers, and are generally personally guaranteed. In addition to economic risks, collateral risk is significant. Financing is generally at full cost, plus additional expenditures to get the vehicle operational, such as taxes, insurance and fees. It takes three to four years of debt amortization to reach an equity position in the collateral.

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
Commercial real estate – loans are generally to entities within the local market communities served by the Company with advances generally within regulatory guidelines. Historically, the Company’s exposure to commercial real estate has been primarily to the less risky owner-occupied segment, although growth has occurred in the non-owner-occupied segment of this portfolio over the last several years. The non-owner-occupied segment includes hotels, apartment complexes and warehousing facilities. There is generally limited exposure to construction loans although at present, construction exposures are comparably higher than previous periods. Many commercial real estate loans carry personal guarantees. Additional risks in the commercial real estate portfolio include interest rate risk, geographical concentration in northern Indiana and southwest Michigan, and general economic conditions.
Residential real estate and home equity – loans predominantly include one-to-four family mortgages to borrowers in the Company’s local market communities and are appropriately underwritten and secured by residential real estate.
Consumer – loans are to individuals in the Company’s local markets and auto loans are generally secured by personal vehicles and appropriately underwritten.

The following table shows the amortized cost of loans and leases, segregated by portfolio segment, credit quality rating and year of origination as of December 31, 2025.

	Term Loans and Leases by Origination Year
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and agricultural
Grades 1-6	$166,469	$91,665	$71,108	$47,491	$21,408	$15,469	$342,362	$—	$755,972
Grades 7-12	2,409	555	4,287	1,583	1,503	2,035	29,248	—	41,620
Total commercial and agricultural	168,878	92,220	75,395	49,074	22,911	17,504	371,610	—	797,592
Current period gross charge-offs	220	32	171	198	9	—	1,790	—	2,420
Renewable energy
Grades 1-6	326,861	94,730	82,739	23,454	57,332	67,683	—	—	652,799
Grades 7-12	—	—	—	—	—	—	—	—	—
Total renewable energy	326,861	94,730	82,739	23,454	57,332	67,683	—	—	652,799
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Auto and light truck
Grades 1-6	438,559	206,382	96,058	38,777	9,475	5,038	—	—	794,289
Grades 7-12	7,296	35,446	49,032	1,611	5	197	—	—	93,587
Total auto and light truck	445,855	241,828	145,090	40,388	9,480	5,235	—	—	887,876
Current period gross charge-offs	—	2,010	129	226	1	—	—	—	2,366
Medium and heavy duty truck
Grades 1-6	90,318	60,465	47,654	44,315	10,101	3,478	—	481	256,812
Grades 7-12	284	—	4,729	5,495	2,360	69	—	—	12,937
Total medium and heavy duty truck	90,602	60,465	52,383	49,810	12,461	3,547	—	481	269,749
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Aircraft
Grades 1-6	356,020	211,086	141,743	201,381	112,448	31,204	6,550	—	1,060,432
Grades 7-12	5,063	4,722	4,946	8,141	—	3,517	—	—	26,389
Total aircraft	361,083	215,808	146,689	209,522	112,448	34,721	6,550	—	1,086,821
Current period gross charge-offs	—	—	485	—	—	—	—	—	485
Construction equipment
Grades 1-6	468,572	340,807	203,162	103,306	24,023	14,702	34,925	1,437	1,190,934
Grades 7-12	2,771	5,094	3,734	8,397	912	9,293	—	—	30,201
Total construction equipment	471,343	345,901	206,896	111,703	24,935	23,995	34,925	1,437	1,221,135
Current period gross charge-offs	—	201	1,206	—	—	—	—	—	1,407
Commercial real estate
Grades 1-6	242,722	253,670	275,286	197,066	109,679	157,033	56	—	1,235,512
Grades 7-12	812	13,256	9,897	4,643	3,748	1,897	—	—	34,253
Total commercial real estate	243,534	266,926	285,183	201,709	113,427	158,930	56	—	1,269,765
Current period gross charge-offs	—	5	17	—	—	5	—	—	27
Residential real estate and home equity
Performing	96,957	71,597	54,957	82,427	72,962	141,902	207,536	8,334	736,672
Nonperforming	209	146	549	839	340	72	1,870	80	4,105
Total residential real estate and home equity	97,166	71,743	55,506	83,266	73,302	141,974	209,406	8,414	740,777
Current period gross charge-offs	—	—	—	13	—	5	50	6	74
Consumer
Performing	38,401	26,781	18,328	13,858	3,837	1,142	17,068	—	119,415
Nonperforming	70	34	294	195	106	41	—	—	740
Total consumer	38,471	26,815	18,622	14,053	3,943	1,183	17,068	—	120,155
Current period gross charge-offs	$621	$287	$282	$239	$52	$10	$30	$—	$1,521

The following table shows the amortized cost of loans and leases, segregated by portfolio segment, credit quality rating and year of origination as of December 31, 2024.

	Term Loans and Leases by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and agricultural
Grades 1-6	$136,888	$115,508	$66,696	$36,315	$19,677	$18,369	$331,282	$—	$724,735
Grades 7-12	438	4,079	7,769	2,426	194	2,325	31,008	—	48,239
Total commercial and agricultural	137,326	119,587	74,465	38,741	19,871	20,694	362,290	—	772,974
Current period gross charge-offs	—	276	117	550	—	—	8,882	—	9,825
Renewable energy
Grades 1-6	150,951	145,126	22,110	70,606	22,329	76,144	—	—	487,266
Grades 7-12	—	—	—	—	—	—	—	—	—
Total renewable energy	150,951	145,126	22,110	70,606	22,329	76,144	—	—	487,266
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Auto and light truck
Grades 1-6	443,033	276,295	106,199	25,535	10,018	6,677	—	—	867,757
Grades 7-12	26,131	48,319	4,754	99	1,210	165	—	—	80,678
Total auto and light truck	469,164	324,614	110,953	25,634	11,228	6,842	—	—	948,435
Current period gross charge-offs	—	165	448	6	—	111	—	—	730
Medium and heavy duty truck
Grades 1-6	88,395	72,816	81,238	25,726	11,298	5,493	—	—	284,966
Grades 7-12	—	1,524	1,623	690	—	13	—	807	4,657
Total medium and heavy duty truck	88,395	74,340	82,861	26,416	11,298	5,506	—	807	289,623
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Aircraft
Grades 1-6	347,099	190,776	285,677	151,194	82,208	32,326	7,773	—	1,097,053
Grades 7-12	2,882	7,704	10,920	1,846	3,392	—	—	—	26,744
Total aircraft	349,981	198,480	296,597	153,040	85,600	32,326	7,773	—	1,123,797
Current period gross charge-offs	—	—	—	15	—	53	—	—	68
Construction equipment
Grades 1-6	488,870	325,443	208,114	70,258	33,095	10,890	25,916	1,966	1,164,552
Grades 7-12	2,716	10,650	11,686	1,679	12,629	—	—	—	39,360
Total construction equipment	491,586	336,093	219,800	71,937	45,724	10,890	25,916	1,966	1,203,912
Current period gross charge-offs	46	989	390	267	—	—	—	—	1,692
Commercial real estate
Grades 1-6	258,988	303,717	237,103	126,129	82,249	177,798	264	—	1,186,248
Grades 7-12	145	14,580	5,846	6,386	27	2,033	—	—	29,017
Total commercial real estate	259,133	318,297	242,949	132,515	82,276	179,831	264	—	1,215,265
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Residential real estate and home equity
Performing	87,045	69,439	94,441	81,345	79,575	85,333	173,876	6,210	677,264
Nonperforming	—	171	624	346	103	340	1,138	85	2,807
Total residential real estate and home equity	87,045	69,610	95,065	81,691	79,678	85,673	175,014	6,295	680,071
Current period gross charge-offs	—	3	—	32	—	—	30	1	66
Consumer
Performing	43,692	33,063	28,594	10,092	2,398	983	13,823	—	132,645
Nonperforming	22	352	336	57	33	20	—	—	820
Total consumer	43,714	33,415	28,930	10,149	2,431	1,003	13,823	—	133,465
Current period gross charge-offs	$565	$230	$276	$118	$16	$22	$122	$—	$1,349

The following table shows the amortized cost of loans and leases, segregated by portfolio segment, with delinquency aging and nonaccrual status.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Total Accruing	Total Nonaccrual	Nonaccrual with No Allowance for Credit Loss	Total Financing Receivables
December 31, 2025
Commercial and agricultural	$794,559	$516	$24	$—	$795,099	$2,493	$773	$797,592
Renewable energy	652,799	—	—	—	652,799	—	—	652,799
Auto and light truck	833,507	21	—	—	833,528	54,348	28,411	887,876
Medium and heavy duty truck	268,173	—	—	—	268,173	1,576	—	269,749
Aircraft	1,084,554	2,267	—	—	1,086,821	—	—	1,086,821
Construction equipment	1,205,931	3,863	—	—	1,209,794	11,341	10,797	1,221,135
Commercial real estate	1,267,157	149	—	—	1,267,306	2,459	1,798	1,269,765
Residential real estate and home equity	733,037	2,677	958	460	737,132	3,645	—	740,777
Consumer	118,277	919	219	—	119,415	740	—	120,155
Total	$6,957,994	$10,412	$1,201	$460	$6,970,067	$76,602	$41,779	$7,046,669
December 31, 2024
Commercial and agricultural	$767,942	$275	$42	$—	$768,259	$4,715	$3,167	$772,974
Renewable energy	487,266	—	—	—	487,266	—	—	487,266
Auto and light truck	943,403	2,226	—	—	945,629	2,806	939	948,435
Medium and heavy duty truck	289,623	—	—	—	289,623	—	—	289,623
Aircraft	1,123,797	—	—	—	1,123,797	—	—	1,123,797
Construction equipment	1,185,936	—	—	—	1,185,936	17,976	17,404	1,203,912
Commercial real estate	1,203,967	9,703	—	—	1,213,670	1,595	1,055	1,215,265
Residential real estate and home equity	675,669	1,010	585	96	677,360	2,711	—	680,071
Consumer	131,585	852	208	10	132,655	810	—	133,465
Total	$6,809,188	$14,066	$835	$106	$6,824,195	$30,613	$22,565	$6,854,808
Interest income for the years ended December 31, 2025, 2024, and 2023, would have increased by approximately $5.83 million, $2.06 million, and $1.47 million, respectively, if the nonaccrual loans and leases had earned interest at their full contract rate.
A loan or lease is considered collateral-dependent when the borrower is experiencing financial difficulty and the loan or lease is expected to be repaid substantially through the operation or sale of the collateral. Expected credit losses for collateral-dependent loans and leases are based on the fair value of the collateral, adjusted for selling costs as appropriate. Significant quarter over quarter changes are reflective of changes in nonaccrual status and not necessarily associated with credit quality indicators like appraisal value.

The following table shows the amortized cost basis of collateral-dependent loans, segregated by portfolio segment, which are individually evaluated to determine credit losses.

(Dollars in thousands)	Real Estate	Equipment	General Business Assets	Total	Allowance on Collateral Dependent Loans and Leases
December 31, 2025
Commercial and agricultural	$—	$—	$1,136	$1,136	$19
Auto and light truck	—	53,981	—	53,981	1,080
Medium and heavy duty truck	—	1,507	—	1,507	166
Construction equipment	—	10,797	—	10,797	—
Commercial real estate	1,798	—	—	1,798	—
Total	$1,798	$66,285	$1,136	$69,219	$1,265

December 31, 2024
Commercial and agricultural	$—	$—	$4,102	$4,102	$209
Auto and light truck	—	939	—	939	—
Construction equipment	—	17,404	—	17,404	—
Commercial real estate	1,055	—	—	1,055	—
Total	$1,055	$18,343	$4,102	$23,500	$209
Loan Modifications to Borrowers Experiencing Financial Difficulty
The following table shows the amortized cost of loans and leases over $250,000 at December 31, 2025 and 2024, respectively, that were both experiencing financial difficulty and modified during the twelve months ended December 31, 2025 and 2024, respectively, segregated by portfolio segment and type of modification. The percentage of the amortized cost of loans and leases that were modified to borrowers in financial distress as compared to the amortized cost of each segment of financial receivable is also presented below.

(Dollars in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay and Term Extension	% of Total Segment Financing Receivables
December 31, 2025
Commercial and agricultural	$—	$5,653	$—	$1,691	0.92%
Auto and light truck	18,104	26,070	—	—	4.98
Medium and heavy duty truck	—	—	—	1,508	0.56
Construction equipment	—	386	—	—	0.03
Total	$18,104	$32,109	$—	$3,199	0.76%
December 31, 2024
Commercial and agricultural	$1,052	$—	$—	$—	0.14%
Auto and light truck	—	—	—	40,150	4.23
Medium and heavy duty truck	—	—	—	3,017	1.04
Commercial real estate	988	—	—	—	0.08
Total	$2,040	$—	$—	$43,167	0.66%
There were $4.02 million and $8.40 million of commitments to lend additional amounts to the borrowers included in the previous table at December 31, 2025 and December 31, 2024, respectively.

The Company closely monitors the performance of loans and leases that have been modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table shows the performance of such loans and leases that have been modified during the twelve months ended December 31, 2025 and December 31, 2024, respectively.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due
December 31, 2025
Commercial and agricultural	$7,300	$—	$—	$44	$44
Auto and light truck	26,070	5,387	12,717	—	18,104
Medium and heavy duty truck	1,508	—	—	—	—
Construction equipment	386	—	—	—	—
Total	$35,264	$5,387	$12,717	$44	$18,148
December 31, 2024
Commercial and agricultural	$1,052	$—	$—	$—	$—
Auto and light truck	39,664	—	486	—	486
Medium and heavy duty truck	3,017	—	—	—	—
Commercial real estate	988	—	—	—	—
Total	$44,721	$—	$486	$—	$486
The following table shows the financial effect of loan and lease modifications presented above to borrowers experiencing financial difficulty for the twelve months ended December 31, 2025 and December 31, 2024, respectively.

	Weighted- Average Interest Rate Reduction	Weighted- Average Term Extension (in months)	Weighted- Average Payment Delay (in months)	Combination Weighted-Average Payment Delay and Term Extension (in months)
December 31, 2025
Commercial and agricultural	—%	8	0	7
Auto and light truck	—	20	3	0
Medium and heavy duty truck	—	0	0	3
Construction equipment	—	5	0	0
Total	—%	17	3	5
December 31, 2024
Commercial and agricultural	—%	0	6	0
Auto and light truck	—	0	0	3
Medium and heavy duty truck	—	0	0	4
Commercial real estate	—	0	6	0
Total	—%	0	6	3
There was one modified loan to a borrower experiencing financial difficulty which had a payment default within twelve months of modification during each of the twelve month periods ended December 31, 2025 and December 31, 2024, respectively.
Upon the Company’s determination that a modified loan or lease has subsequently been deemed uncollectible, the loan or lease is written off. Therefore, the amortized cost of the loan is reduced by the uncollectible amount and the allowance for loan and lease losses is adjusted by the same amount.

Note 5 — Allowance for Credit Losses
Allowance for Loan and Lease Losses
The methodology used to estimate the appropriate level of the allowance for loan and lease losses is described in Note 1, under the heading “Allowance for Credit Losses.” The allowance for loan and lease losses at December 31, 2025 and 2024, represents the Company’s current estimate of lifetime credit losses inherent in the loan and lease portfolio. The following table shows the changes in the allowance for loan and lease losses, segregated by portfolio segment, for each of the three years ended December 31.

(Dollars in thousands)	Commercial and agricultural	Renewable energy	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer	Total
2025
Balance, beginning of year	$21,316	$8,562	$18,437	$7,292	$36,663	$28,258	$24,821	$7,976	$2,215	$155,540
Charge-offs	2,420	—	2,366	—	485	1,407	27	74	1,521	8,300
Recoveries	929	—	1,806	—	565	426	90	21	257	4,094
Net charge-offs (recoveries)	1,491	—	560	—	(80)	981	(63)	53	1,264	4,206
Provision (recovery of provision)	2,158	3,271	3,776	(997)	(900)	252	512	1,153	1,287	10,512
Balance, end of year	$21,983	$11,833	$21,653	$6,295	$35,843	$27,529	$25,396	$9,076	$2,238	$161,846
2024
Balance, beginning of year	$17,385	$6,610	$16,858	$8,965	$37,653	$26,510	$23,690	$7,698	$2,183	$147,552
Charge-offs	9,825	—	730	—	68	1,692	—	66	1,349	13,730
Recoveries	418	—	3,273	—	1,279	2,100	724	26	235	8,055
Net charge-offs (recoveries)	9,407	—	(2,543)	—	(1,211)	(408)	(724)	40	1,114	5,675
Provision (recovery of provision)	13,338	1,952	(964)	(1,673)	(2,201)	1,340	407	318	1,146	13,663
Balance, end of year	$21,316	$8,562	$18,437	$7,292	$36,663	$28,258	$24,821	$7,976	$2,215	$155,540
2023
Balance, beginning of year	$14,635	$7,217	$18,634	$7,566	$41,093	$24,039	$17,431	$6,478	$2,175	$139,268
Charge-offs	4,305	—	729	—	—	54	248	101	1,211	6,648
Recoveries	243	—	5,591	12	967	1,656	11	334	252	9,066
Net charge-offs (recoveries)	4,062	—	(4,862)	(12)	(967)	(1,602)	237	(233)	959	(2,418)
Provision (recovery of provision)	6,812	(607)	(6,638)	1,387	(4,407)	869	6,496	987	967	5,866
Balance, end of year	$17,385	$6,610	$16,858	$8,965	$37,653	$26,510	$23,690	$7,698	$2,183	$147,552
The allowance for loan and lease losses increased year-over-year in 2025 due to loan growth, the accretive impact of changes in the forecast adjustment, and a modest increase in special attention balances, which are reserved at higher rates. The Company remains cautious on the forward-outlook and the forecast adjustment reflects an increase in downside risk as compared to the prior year-end analysis. Growth expectations remain fragile, and the forecast reflects heightened uncertainty and a broader range of potential negative macroeconomic outcomes as compared to the previous year-end. Allowance increases were partially offset by declines in historical loss rates due to generally modest charge-offs and/or recovery activity in select portfolios as compared to the prior year-end.
Economic Outlook
As of December 31, 2025, the most significant economic factors impacting the Company’s loan portfolios are uncertainty in the domestic growth outlook, the ongoing impact of changes in trade policy, still-elevated inflation and interest rates, along with ongoing foreign conflicts and geopolitical instability. The labor market has exhibited broadening signs of softening, including a decline in job openings, and slower payroll growth. Payroll growth has lacked industry sector breadth for multiple consecutive quarters. Uncertainty regarding tariff policy and timing raises downside risks relative to the prior year. The Company remains concerned about tariff policies, uncertainty surrounding policy implementation, and the impact on the Company’s markets. To date, tariff impacts have largely been absorbed within the supply chain, but pass-through to the consumer remains a risk. Consumer stressors are evident and consumer confidence is weakening. The Company remains concerned about small businesses’ ability to manage expenses in an environment of broad instability, elevated interest rates, and higher cost of capital. Restrictive trade policies increase the potential for volatility in asset prices which collateralize the Company’s loans. The forecast considers global and domestic economic impacts from these factors, as well as other key economic factors, such as changes in gross domestic product and unemployment, which may impact the Company’s clients. Forecast assumptions as of year-end represent a broadening of economic risks as compared to the prior year-end’s analysis. The forecast reflects uncertain economic growth expectations and a continued weighting towards downside risks during the forecast period over the next two years with inflation slowly moving back towards the 2% Federal Reserve target rate resulting in an adverse impact on the loan and lease portfolio.
Although the Company’s current loss estimates consider geopolitical and economic risk, due to the level of uncertainty associated with these and other risk factors, the complexity of the current environment, and the potential for future changes in the forecast, the Company’s future loss estimates may vary considerably from the December 31, 2025 assumptions.
Liability for Credit Losses on Unfunded Loan Commitments
The liability for credit losses inherent in unfunded loan commitments is included in Accrued Expenses and Other Liabilities on the Consolidated Statements of Financial Condition. The following table shows the changes in the liability for credit losses on unfunded loan commitments for each of the three years ended December 31.

(Dollars in thousands)	2025	2024	2023
Balance, beginning of year	$6,985	$8,182	$5,616
Provision (recovery of provision)	2,050	(1,197)	2,566
Balance, end of year	$9,035	$6,985	$8,182

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
The following table shows the components of the investment in direct finance and operating leases as of December 31.

(Dollars in thousands)	2025	2024
Direct finance leases:
Minimum lease payments	$221,412	$219,332
Estimated unguaranteed residual values	—	—
Less: Unearned income	(39,715)	(45,064)
Net investment in direct finance leases	$181,697	$174,268

Operating leases:
Gross investment in operating leases	$13,455	$23,752
Accumulated depreciation	(6,491)	(12,269)
Net investment in operating leases	$6,964	$11,483
The following table shows future minimum lease payments due from clients on direct finance and operating leases at December 31, 2025.

(Dollars in thousands)	Direct Finance Leases	Operating Leases
2026	$70,791	$2,027
2027	44,069	1,161
2028	33,144	573
2029	23,295	89
2030	18,456	—
Thereafter	31,657	—
Total	$221,412	$3,850
To mitigate the risk of loss, the Company seeks to diversify both the type of equipment leased and the industries in which the lessees participate. In addition, a portion of the Company’s leases are terminal rental adjustment clause or “TRAC” leases where the lessee effectively guarantees the full residual value through a rental adjustment at the end of term or those where partial value is guaranteed (“split-TRAC”), which has a limited residual risk. Under a split-TRAC structure, the limited residual risk would be satisfied first by the net sale proceeds of the leased asset. The lessee’s at-risk portion, or top risk, is satisfied last and is subject to repayment as additional rent, if the TRAC amount is not satisfied by the net sale proceeds. The carrying amount of residual assets covered by residual value guarantees was $43.51 million and $30.57 million at December 31, 2025 and December 31, 2024, respectively.

The following table shows interest income recognized from direct finance lease payments and operating lease equipment rental income and related depreciation expense.

(Dollars in thousands)	2025	2024	2023
Direct finance leases:
Interest income on lease receivable	$17,001	$13,655	$13,553

Operating leases:
Income related to lease payments	$3,021	$5,171	$8,837
Depreciation expense	2,415	4,073	7,093
Income related to reimbursements from lessees for personal property tax on operating leased equipment for the years ended December 31, 2025, 2024 and 2023 were $0.15 million, $0.20 million and $0.27 million, respectively. Expense related to personal property tax payments on operating leased equipment for the year ended December 31, 2025, 2024 and 2023 were $0.15 million, $0.20 million and $0.27 million, respectively.
During the years ended December 31, 2025, 2024, and 2023, the Company recorded impairment charges of $0.00 million, $0.00 million, and $0.00 million, respectively. Impairment charges are recorded as a result of the annual review of operating lease residual values and are recognized in Depreciation — Leased Equipment on the Consolidated Statements of Income.
Note 7 — Premises and Equipment
The following table shows premises and equipment as of December 31.

(Dollars in thousands)	2025	2024
Land	$19,218	$16,427
Buildings and improvements	73,972	71,325
Furniture and equipment	44,581	43,312
Total premises and equipment	137,771	131,064
Accumulated depreciation	(79,453)	(77,608)
Net premises and equipment	$58,318	$53,456
Depreciation of properties and equipment totaled $5.07 million in 2025, $4.46 million in 2024, and $4.45 million in 2023.
Note 8 — Mortgage Servicing Rights
The unpaid principal balance of residential mortgage loans serviced for third parties was $756.53 million at December 31, 2025, compared to $777.81 million at December 31, 2024, and $806.05 million at December 31, 2023.
Amortization expense on MSRs is expected to total $0.52 million, $0.44 million, $0.38 million, $0.33 million, and $0.28 million in 2026, 2027, 2028, 2029, and 2030, respectively. Projected amortization excludes the impact of future asset additions or disposals.
The following table shows changes in the carrying value of MSRs and the associated valuation allowance.

(Dollars in thousands)	2025	2024
Mortgage servicing rights:
Balance at beginning of year	$3,436	$3,670
Additions	631	547
Amortization	(767)	(781)
Sales	—	—
Carrying value before valuation allowance at end of year	3,300	3,436
Valuation allowance:
Balance at beginning of year	—	—
Impairment recoveries	—	—
Balance at end of year	$—	$—
Net carrying value of mortgage servicing rights at end of year	$3,300	$3,436
Fair value of mortgage servicing rights at end of year	$7,325	$7,480

The balance of MSRs is located in Accrued Income and Other Assets on the Consolidated Statements of Financial Condition. At December 31, 2025, the fair value of MSRs exceeded the carrying value reported on the Consolidated Statements of Financial Condition by $4.03 million. This difference represents increases in the fair value of certain MSRs that could not be recorded above cost basis.
Funds held in trust at 1st Source for the payment of principal, interest, taxes and insurance premiums applicable to mortgage loans being serviced for others, were approximately $9.21 million and $8.45 million at December 31, 2025 and December 31, 2024, respectively. Mortgage loan contractual servicing fees, including late fees and ancillary income, were $2.38 million, $2.40 million, and $2.54 million for 2025, 2024, and 2023, respectively. Mortgage loan contractual servicing fees are included in Mortgage Banking on the Consolidated Statements of Income.
Note 9 — Intangible Assets and Goodwill
At December 31, 2025, intangible assets consisted of goodwill of $83.90 million and other intangible assets of $0.00 million, which was net of accumulated amortization of $0.40 million. At December 31, 2024, intangible assets consisted of goodwill of $83.90 million and other intangible assets of $0.00 million, which was net of accumulated amortization of $0.14 million. Intangible asset amortization was $0.26 million, $0.02 million, and $0.11 million for 2025, 2024, and 2023, respectively. There is no expected future amortization expense related to other intangible assets as of December 31, 2025, as such assets are fully amortized.
The following table shows a summary of other intangible assets as of December 31.

(Dollars in thousands)	2025	2024
Other intangibles:
Gross carrying amount	$404	$146
Less: accumulated amortization	(404)	(144)
Net carrying amount	$—	$2
Note 10 — Deposits
The aggregate amount of certificates of deposit of $250,000 or more and other time deposits of $250,000 or more outstanding at December 31, 2025 and 2024 was $685.03 million and $897.93 million, respectively.
The following table shows the amount of certificates of deposit of $250,000 or more and other time deposits of $250,000 or more outstanding at December 31, 2025, by time remaining until maturity.

(Dollars in thousands)
Under 3 months	$209,653
4 – 6 months	174,695
7 – 12 months	146,880
Over 12 months	153,805
Total	$685,033
The following table shows scheduled maturities of time deposits, including both private and public funds, at December 31, 2025.

(Dollars in thousands)
2026	$1,314,171
2027	228,411
2028	41,238
2029	1,260
2030	1,065
Thereafter	455
Total	$1,586,600

Note 11 — Borrowed Funds and Mandatorily Redeemable Securities
The following table shows the details of long-term debt and mandatorily redeemable securities as of December 31.

(Dollars in thousands)	2025	2024
Federal Home Loan Bank borrowings (1.04%)	$10,000	$10,000
Mandatorily redeemable securities	27,783	22,073
Other long-term debt	5,547	7,083
Total long-term debt and mandatorily redeemable securities	$43,330	$39,156
Annual maturities of long-term debt outstanding at December 31, 2025, for the next five years and thereafter beginning in 2026, are as follows: $12.03 million; $1.57 million; $0.94 million; $0.79 million; $0.12 million; and $27.88 million.
At December 31, 2025, the Federal Home Loan Bank borrowings represented a source of funding for community economic development activities, agricultural loans and general funding for the bank and consisted of one fixed rate note maturing in 2026. This note was collateralized by $13.50 million of certain real estate loans.
Mandatorily redeemable securities as of December 31, 2025 and 2024, of $27.78 million and $22.07 million, respectively reflected the “book value” shares under the 1st Source Executive Incentive Plan. See Note 16 - Stock Based Compensation (Stock Award Plans) for additional information. Dividends paid on these shares and changes in book value per share are recorded as Other interest expense on the Consolidated Statements of Income. Total interest expense recorded for 2025, 2024, and 2023 was $4.48 million, $2.97 million, and $3.60 million, respectively.
The following table shows the details of short-term borrowings as of December 31.

	2025		2024
(Dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Federal funds purchased	$50,000	3.68%	$—	—%
Securities sold under agreements to repurchase	62,470	0.73	72,346	1.15
Federal Home Loan Bank advances	125,000	3.79	75,000	4.50
Federal Reserve advances	—	—	100,000	4.76
Other short-term borrowings	1,151	—	1,852	—
Total short-term borrowings	$238,621	2.94%	$249,198	3.60%
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
The Company is involved in various entities that are considered to be VIEs. The Company’s investments in VIEs are primarily related to investments promoting affordable housing, community development and renewable energy sources. Some of these tax-advantaged investments support the Company’s regulatory compliance with the Community Reinvestment Act. The Company’s investments in these entities generate a return primarily through the realization of federal and state income tax credits and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These tax credits are recognized as a reduction of tax expense or, for investments qualifying as investment tax credits, as a reduction to the related investment asset. The Company recognized federal and state income tax credits related to its affordable housing and community development tax-advantaged investments in tax expense of $3.81 million, $3.19 million and $2.66 million for the years ended December 31, 2025, 2024 and 2023, respectively. The Company also recognized $24.50 million, $22.74 million and $37.23 million of investment tax credits for the years ended December 31, 2025, 2024 and 2023, respectively.

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
The following table provides a summary of investments in affordable housing, community development and renewable energy VIEs that the Company has not consolidated as of December 31, 2025 and 2024.

(Dollars in thousands)	2025	2024
Investment carrying amount	$72,390	$62,044
Unfunded capital and other commitments	57,989	52,806
Maximum exposure to loss	84,442	74,242
The Company is required to consolidate VIEs in which it has concluded it has significant involvement and the ability to direct the activities that impact the entity’s economic performance. The Company is the managing general partner of entities in which it shares interest in tax-advantaged investments with a third party. At December 31, 2025 and 2024, approximately $47.87 million and $78.20 million, respectively, of the Company’s assets and $0.00 million and $0.00 million, respectively, of its liabilities included on the Consolidated Statements of Financial Condition were related to tax-advantaged investment VIEs which the Company has consolidated. The assets of the consolidated VIEs are reported in Other Assets, the liabilities are reported in Other Liabilities, and the non-controlling interest is reported in Equity on the Consolidated Statements of Financial Condition. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIE do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIE is generally limited to the carrying value of its variable interest plus any related tax credits previously recognized.
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

The following table shows subordinated notes at December 31, 2025.

(Dollars in thousands)	Amount of Subordinated Notes	Interest Rate	Maturity Date
June 2007 issuance (1)	$41,238	7.22%	6/15/2037
August 2007 issuance (2)	17,526	5.46%	9/15/2037
Total	$58,764

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
Stock options, where the exercise price was greater than the average market price of the common shares, were excluded from the computation of diluted earnings per common share because the result would have been antidilutive. No stock options were considered antidilutive as of December 31, 2025, 2024 and 2023.
The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share for the three years ending December 31.

(Dollars in thousands - except per share amounts)	2025	2024	2023
Distributed earnings allocated to common stock	$37,217	$34,265	$32,001
Undistributed earnings allocated to common stock	119,647	97,130	91,735
Net earnings allocated to common stock	156,864	131,395	123,736
Net earnings allocated to participating securities	1,413	1,228	1,191
Net income allocated to common stock and participating securities	$158,277	$132,623	$124,927

Weighted average shares outstanding for basic earnings per common share	24,487,374	24,496,148	24,615,546
Dilutive effect of stock compensation	—	—	—
Weighted average shares outstanding for diluted earnings per common share	24,487,374	24,496,148	24,615,546

Basic earnings per common share	$6.41	$5.36	$5.03
Diluted earnings per common share	$6.41	$5.36	$5.03

Note 14 — Accumulated Other Comprehensive Loss
The following table presents reclassifications out of accumulated other comprehensive loss related to unrealized losses on available-for-sale securities for the two years ending December 31.

(Dollars in thousands)	2025	2024	2023	Affected Line Item in the Consolidated Statements of Income
Realized losses included in net income	$(8,679)	$(3,889)	$(2,926)	Losses on investment securities available-for-sale
	(8,679)	(3,889)	(2,926)	Income before income taxes
Tax effect	1,958	874	665	Income tax expense
Net of tax	$(6,721)	$(3,015)	$(2,261)	Net income
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

Employees are eligible to participate in the Plan the first of the month following 90 days of employment. The Company matches dollar for dollar on the first 4% of deferred compensation, plus 50 cents on the dollar of the next 2% deferrals. The Company will also contribute to the Plan an amount designated as a fixed 2% employer contribution. The amount of fixed contribution is equal to two percent of the participant’s eligible compensation. Additionally, each year the Company may, in its sole discretion, make a discretionary profit sharing contribution. As of December 31, 2025 and 2024, there were 668,737 and 699,883 shares, respectively, of 1st Source Corporation common stock held in relation to employee benefit plans.
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
Contribution expense for the years ended December 31, 2025, 2024, and 2023, amounted to $7.78 million, $6.53 million, and $6.76 million, respectively. During the years ended December 31, 2025, 2024, and 2023, the Company utilized $0.08 million, $0.65 million, and $0.00 million of accumulated Plan forfeitures to offset employer contribution expense.
Note 16 — Stock Based Compensation
As of December 31, 2025, the Company had four active stock-based employee compensation plans. These plans include three executive stock award plans, the Executive Incentive Plan (EIP), the Restricted Stock Award Plan (RSAP), the Strategic Deployment Incentive Plan (SDP); and the Employee Stock Purchase Plan (ESPP). The 2011 Stock Option Plan was approved by the shareholders on April 21, 2011 but the Company had not made any grants through December 31, 2025. These stock-based employee compensation plans were established to help retain and motivate key employees. All of the plans have been approved by the shareholders of 1st Source Corporation. The Executive Compensation and Human Resources Committee (the “Committee”) of the 1st Source Corporation Board of Directors has sole authority to select the employees, establish the awards to be issued, and approve the terms and conditions of each award under the stock-based compensation plans.
Stock-based compensation to employees is recognized as compensation cost on the Consolidated Statements of Income based on their fair values on the measurement date, which, for 1st Source, is the date of grant. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. The total fair value of share awards vested was $5.81 million during 2025, $4.73 million in 2024, and $3.56 million in 2023.
The following table shows the combined summary of activity regarding active stock option and stock award plans.

		Non-Vested Stock Awards Outstanding
	Shares Available for Grant	Number of Shares	Weighted-Average Grant-Date Fair Value
Balance, January 1, 2023	730,191	288,525	$37.03
Shares authorized - 2023 EIP	87,271	—	—
Granted	(157,485)	157,485	41.75
Stock awards vested	—	(89,352)	35.14
Forfeited	1,571	(5,411)	37.91
Balance, December 31, 2023	661,548	351,247	39.61
Shares authorized - 2024 EIP	73,669	—	—
Granted	(78,600)	78,600	41.49
Stock awards vested	—	(104,307)	37.98
Forfeited	9,450	(14,802)	45.52
Balance, December 31, 2024	666,067	310,738	40.35
Shares authorized - 2025 EIP	76,908	—	—
Granted	(147,832)	147,832	52.76
Stock awards vested	—	(114,033)	41.43
Forfeited	150	(3,089)	40.96
Balance, December 31, 2025	595,293	341,448	$45.36
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
There were zero stock options exercised during 2025, 2024 or 2023. All shares issued in connection with stock option exercises and non-vested stock awards are issued from available treasury stock.
No stock-based compensation expense related to stock options was recognized in 2025, 2024 or 2023.
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
Stock-based compensation expense relating to the EIP, SDP and RSAP totaled $6.20 million in 2025, $5.65 million in 2024, and $4.89 million in 2023. The total income tax benefit recognized in the accompanying Consolidated Statements of Income related to stock-based compensation was $1.40 million in 2025, $1.27 million in 2024, and $1.11 million in 2023. Unrecognized stock-based compensation expense related to non-vested stock awards (EIP/SDP/RSAP) was $12.56 million at December 31, 2025. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 3.01 years.
The fair value of non-vested stock awards for the purposes of recognizing stock-based compensation expense is market price of the stock on the measurement date, which, for the Company’s purposes is the date of the award.
Employee Stock Purchase Plan — The Company offers an ESPP for substantially all employees with at least two years of service on the effective date of an offering under the plan. Eligible employees may elect to purchase any dollar amount of stock, so long as such amount does not exceed 25% of their base rate of pay and the aggregate stock accrual rate for all offerings does not exceed $25,000 in any calendar year. The purchase price for shares offered is the lower of the closing market bid price for the offering date or the average market bid price for the five business days preceding the offering date. The purchase price and premium/(discount) to the actual market closing price on the offering date for the 2025, 2024, and 2023 offerings were $60.67 (0.78%), $51.21 (0.49%), and $41.64 (-0.50%), respectively. Payment for the stock is made through payroll deductions over the offering period, and employees may discontinue the deductions at any time and exercise the option or take the funds out of the program. The most recent offering began June 2, 2025 and runs through June 1, 2027, with $188,960 in stock value to be purchased at $60.67 per share.
Note 17 — Income Taxes
The following table shows the composition of income tax expense.

Year Ended December 31 (Dollars in thousands)	2025	2024	2023
Current:
Federal	$45,002	$31,826	$40,073
State	6,520	4,181	6,135
Total current	51,522	36,007	46,208
Deferred:
Federal	(4,838)	2,044	(7,917)
State	(566)	388	(1,545)
Total deferred	(5,404)	2,432	(9,462)
Total provision	$46,118	$38,439	$36,746

The following table shows the composition of income taxes paid (refunded). State taxes are disclosed for years when they exceed 5% of the total net taxes paid (refunded).

Year Ended December 31 (Dollars in thousands)	2025	2024	2023
Federal	$(10,712)	$7,700	$12,200
State	4,027	3,581	5,599
Total	$(6,685)	$11,281	$17,799

State:
Indiana	$1,900	$1,850	$3,800
Illinois	365	—	—
California	422	—	—
The following table shows the reasons for the difference between income tax expense and the amount computed by applying the U.S. federal statutory income tax rate (21%) to income before income taxes.

	2025		2024		2023
Year Ended December 31 (Dollars in thousands)	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
U.S. federal statutory income tax	$42,919	21.0%	$35,922	21.0%	$33,953	21.0%
(Decrease) increase in income taxes resulting from:
State taxes, net of federal income tax benefit(1)	4,703	2.3	3,610	2.1	3,626	2.2
Tax credits	(861)	(0.4)	(701)	(0.4)	(510)	(0.3)
Nontaxable or nondeductible items	(643)	(0.3)	(392)	(0.2)	(323)	(0.2)
Total	$46,118	22.6%	$38,439	22.5%	$36,746	22.7%
(1) State taxes in Indiana made up the majority (greater than 50%) of the tax effect.
The tax benefit related to losses on investment securities available-for-sale for the years 2025, 2024, and 2023 was approximately $2.09 million, $0.94 million and $0.72 million, respectively.
The following table shows the composition of deferred tax assets and liabilities as of December 31, 2025 and 2024.

(Dollars in thousands)	2025	2024
Deferred tax assets:
Allowance for credit losses	$39,865	$34,738
Operating lease liability	3,989	4,371
Accruals for employee benefits	5,223	4,361
Tax credit carryover	2,546	—
Net unrealized losses on securities available-for-sale	11,165	27,153
Other	3,373	1,838
Total deferred tax assets	66,161	72,461
Deferred tax liabilities:
Differing depreciable bases in premises and leased equipment	3,442	4,782
Right of use assets - leases	4,848	5,075
Differing bases in assets related to acquisitions	4,303	4,335
Tax advantaged partnerships	5,957	574
Other	2,652	2,152
Total deferred tax liabilities	21,202	16,918
Net deferred tax asset	$44,959	$55,543
No valuation allowance for deferred tax assets was recorded at December 31, 2025 and 2024 as the Company believes it is more likely than not that all of the deferred tax assets will be realized.
Tax years that remain open and subject to audit include the federal 2022-2025 years and the Indiana 2022-2025 years. The Company does not anticipate a significant change in the amount of uncertain tax positions within the next 12 months.

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
The Company’s liability for repurchases, included in Accrued Expenses and Other Liabilities on the Consolidated Statements of Financial Condition, was $0.05 million and $0.12 million as of December 31, 2025 and 2024, respectively. The mortgage repurchase liability represents the Company’s best estimate of the loss that it may incur. The estimate is based on specific loan repurchase requests and a historical loss ratio with respect to origination dollar volume. Because the level of mortgage loan repurchase losses are dependent on economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment.
Lease Commitments — The Company and its subsidiaries are obligated under operating leases for certain office premises and equipment.
The following table shows operating lease right of use assets and operating lease liabilities as of December 31.

(Dollars in thousands)	Statement of Financial Condition classification	2025	2024
Operating lease right of use assets	Accrued income and other assets	$20,130	$21,076
Operating lease liabilities	Accrued expenses and other liabilities	$16,566	$18,150
The following table shows the components of operating leases expense for the year ended December 31.

(Dollars in thousands)	Statement of Income classification	2025	2024	2023
Operating lease cost	Net occupancy expense	$3,804	$3,855	$3,721
Short-term lease cost	Net occupancy expense	1	—	9
Variable lease cost	Net occupancy expense	9	9	8
Total operating lease cost		$3,814	$3,864	$3,738
The following table shows future minimum rental commitments for all noncancellable operating leases with an initial term longer than 12 months for the next five years and thereafter.

(Dollars in thousands)
2026	$3,967
2027	3,270
2028	1,999
2029	1,887
2030	1,809
Thereafter	7,708
Total lease payments	20,640
Less: imputed interest	(4,074)
Present value of operating lease liabilities	$16,566

The following table shows the weighted average remaining operating lease term, the weighted average discount rate and supplemental Consolidated Statement of Cash Flows information for operating leases at December 31.

(Dollars in thousands)	2025	2024	2023
Weighted average remaining lease term	9.39 years	8.94 years	9.31 years
Weighted average discount rate	4.46%	4.34%	4.28%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,403	$4,509	$4,508
There were no new significant leases that had not yet commenced as of December 31, 2025.
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
Financial instruments, whose contract amounts represent credit risk as of December 31, were as follows:

(Dollars in thousands)	2025	2024
Amounts of commitments:
Loan commitments to extend credit	$1,438,112	$1,304,735
Standby letters of credit	$20,870	$21,828
Commercial and similar letters of credit	$1,435	$161
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

The following table shows the amounts of non-hedging derivative financial instruments at December 31, 2025 and 2024.

		Asset derivatives		Liability derivatives
(Dollars in thousands)	Notional or contractual amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
Interest rate swap contracts	$1,242,696	Other assets	$16,486	Other liabilities	$16,798
Loan commitments	8,208	Mortgages held for sale	153	N/A	—
Forward contracts - mortgage loan	10,000	N/A	—	Mortgages held for sale	21
Total - December 31, 2025	$1,260,904		$16,639		$16,819

Interest rate swap contracts	$1,083,673	Other assets	$16,424	Other liabilities	$16,727
Loan commitments	3,586	Mortgages held for sale	118	N/A	—
Forward contracts - mortgage loan	4,500	Mortgages held for sale	17	N/A	—
Total - December 31, 2024	$1,091,759		$16,559		$16,727
The following table shows the amounts included on the Consolidated Statements of Income for non-hedging derivative financial instruments at December 31, 2025, 2024 and 2023.

		Gain (loss)
(Dollars in thousands)	Statement of Income classification	2025	2024	2023
Interest rate swap contracts	Other expense	$(8)	$133	$33
Interest rate swap contracts	Other income	1,374	831	1,310
Loan commitments	Mortgage banking	35	11	40
Forward contracts - mortgage loan	Mortgage banking	(38)	33	(40)
Total		$1,363	$1,008	$1,343
The following table shows the offsetting of financial assets and derivative assets at December 31, 2025 and 2024.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2025
Interest rate swaps	$16,486	$—	$16,486	$—	$105	$16,381

December 31, 2024
Interest rate swaps	$16,424	$—	$16,424	$—	$12,615	$3,809
The following table shows the offsetting of financial liabilities and derivative liabilities at December 31, 2025 and 2024.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
December 31, 2025
Interest rate swaps	$16,798	$—	$16,798	$—	$6,230	$10,568
Repurchase agreements	62,470	—	62,470	62,470	—	—
Total	$79,268	$—	$79,268	$62,470	$6,230	$10,568

December 31, 2024
Interest rate swaps	$16,727	$—	$16,727	$—	$—	$16,727
Repurchase agreements	72,345	—	72,345	72,345	—	—
Total	$89,072	$—	$89,072	$72,345	$—	$16,727

If a default in performance of any obligation of a repurchase or derivative agreement occurs, each party will set-off property held, or loan indebtedness owing, in respect of transactions against obligations owing in respect of any other transactions. At December 31, 2025 and December 31, 2024, repurchase agreements had a remaining contractual maturity of $62.42 million and $72.30 million in overnight and $0.05 million and $0.05 million in up to 30 days, respectively and were collateralized by U.S. Treasury and Federal agencies securities.
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

As discussed in Note 12, the capital securities held by the Capital Trusts qualify as Tier 1 capital under Federal Reserve Board guidelines. The following table shows the actual and required capital amounts and ratios for 1st Source Corporation and 1st Source Bank as of December 31, 2025 and 2024.

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
2025
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$1,430,352	18.05%	$633,993	8.00%	$832,116	10.50%	$792,491	10.00%
1st Source Bank	1,317,649	16.62	634,234	8.00	832,432	10.50	792,792	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	1,330,404	16.79	475,495	6.00	673,617	8.50	633,993	8.00
1st Source Bank	1,217,664	15.36	475,675	6.00	673,874	8.50	634,234	8.00
Common Equity Tier 1 Capital (to Risk- Weighted Assets):
1st Source Corporation	1,230,285	15.52	356,621	4.50	554,744	7.00	515,119	6.50
1st Source Bank	1,174,545	14.82	356,757	4.50	554,955	7.00	515,315	6.50
Tier 1 Capital (to Average Assets):
1st Source Corporation	1,330,404	14.69	362,262	4.00	N/A	N/A	452,827	5.00
1st Source Bank	1,217,664	13.45	362,135	4.00	N/A	N/A	452,668	5.00
2024
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$1,345,500	17.08%	$630,028	8.00%	$826,912	10.50%	$787,535	10.00%
1st Source Bank	1,246,610	15.83	630,034	8.00	826,920	10.50	787,543	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	1,246,267	15.82	472,521	6.00	669,405	8.50	630,028	8.00
1st Source Bank	1,147,376	14.57	472,526	6.00	669,412	8.50	630,034	8.00
Common Equity Tier 1 Capital (to Risk- Weighted Assets):
1st Source Corporation	1,118,829	14.21	354,391	4.50	551,274	7.00	511,898	6.50
1st Source Bank	1,076,938	13.67	354,394	4.50	551,280	7.00	511,903	6.50
Tier 1 Capital (to Average Assets):
1st Source Corporation	1,246,267	14.05	354,927	4.00	N/A	N/A	443,659	5.00
1st Source Bank	1,147,376	12.93	354,822	4.00	N/A	N/A	443,528	5.00
The Bank was not required to maintain noninterest bearing cash balances with the Federal Reserve Bank as of December 31, 2025 and 2024.
Dividends that may be paid by a subsidiary bank to the parent company are subject to certain legal and regulatory limitations and also may be affected by capital needs, as well as other factors.
Due to the Company’s mortgage activities, 1st Source Bank is required to maintain minimum net worth capital requirements established by various governmental agencies. 1st Source Bank’s net worth requirements are governed by the Department of Housing and Urban Development and GNMA. As of December 31, 2025, 1st Source Bank met its minimum net worth capital requirements.
Note 21 — Fair Value Measurements
The Company determines the fair values of its financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of quoted prices and observable inputs and to minimize the use of unobservable inputs when measuring fair value. The Company elected fair value accounting for mortgages held for sale and for its best-efforts forward sales commitments. The Company economically hedges its mortgages held for sale at the time the interest rate locks are issued to the customers. The Company believes the election for mortgages held for sale will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives or best-efforts forward sales commitments. At December 31, 2025 and 2024, all mortgages held for sale were carried at fair value.

The following table shows the differences between the fair value carrying amount of mortgages held for sale measured at fair value and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity on December 31, 2025 and 2024.

(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Excess of fair value carrying amount over (under) unpaid principal
December 31, 2025
Mortgages held for sale reported at fair value:
Total Loans	$4,866	$4,647	$219	(1)
December 31, 2024
Mortgages held for sale reported at fair value:
Total Loans	$2,569	$2,343	$226	(1)

(1) The excess of fair value carrying amount over (under) unpaid principal is included in Mortgage Banking Income on the Consolidated Statements of Income and includes changes in fair value at and subsequent to funding and gains and losses on the related loan commitment prior to funding.
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
The following table shows the balance of assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2025
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$516,892	$179,885	$—	$696,777
U.S. States and political subdivisions securities	—	112,080	983	113,063
Mortgage-backed securities - Federal agencies	—	712,143	—	712,143
Corporate debt securities	—	503	—	503
Total debt securities available-for-sale	516,892	1,004,611	983	1,522,486
Mortgages held for sale	—	4,866	—	4,866
Accrued income and other assets (interest rate swap agreements)	—	16,486	—	16,486
Total	$516,892	$1,025,963	$983	$1,543,838

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$16,798	$—	$16,798
Total	$—	$16,798	$—	$16,798

December 31, 2024
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$446,021	$311,728	$—	$757,749
U.S. States and political subdivisions securities	—	81,600	1,032	82,632
Mortgage-backed securities - Federal agencies	—	695,918	—	695,918
Total debt securities available-for-sale	446,021	1,089,246	1,032	1,536,299
Mortgages held for sale	—	2,569	—	2,569
Accrued income and other assets (interest rate swap agreements)	—	16,424	—	16,424
Total	$446,021	$1,108,239	$1,032	$1,555,292

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$16,727	$—	$16,727
Total	$—	$16,727	$—	$16,727

The following table shows changes in Level 3 assets measured at fair value on a recurring basis.

(Dollars in thousands)	U.S. States and political subdivisions securities
Beginning balance January 1, 2025	$1,032
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income (loss)	41
Purchases	—
Issuances	—
Sales	—
Settlements	—
Maturities	(90)
Transfers into Level 3	—
Transfers out of Level 3	—
Ending balance December 31, 2025	$983

Beginning balance January 1, 2024	$1,161
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income (loss)	51
Purchases	—
Issuances	—
Sales	—
Settlements	—
Maturities	(180)
Transfers into Level 3	—
Transfers out of Level 3	—
Ending balance December 31, 2024	$1,032
There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2025 or 2024.
The following table shows the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a recurring basis.

(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
December 31, 2025
Debt securities available-for-sale
Direct placement municipal securities	$983	Discounted cash flows	Credit spread assumption	0.88% - 3.99%	3.45%

December 31, 2024
Debt securities available-for-sale
Direct placement municipal securities	$1,032	Discounted cash flows	Credit spread assumption	1.15% - 4.59%	3.96%
Financial Instruments on Non-recurring Basis:
The Company may be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or market accounting or impairment charges of individual assets.

The Credit Policy Committee (CPC), a management committee, is responsible for overseeing the processes and controls for supporting Level 3 valuation inputs used for collateral-dependent loans and leases, other real estate, and repossessions. The CPC reviews these assets on a quarterly basis to determine the appropriateness and accuracy of observable inputs which can include, third-party appraisals, auction values, trade publications and borrower-provided information, and unobservable inputs which may include discounts for current market conditions, collateral condition, estimated time to liquidation, and collection considerations. Standard discount frameworks by asset type and valuation source are utilized and deviations from the standard are documented. The discounts are reviewed at least annually to determine whether they remain appropriate. Consideration is given to current trends in market values for the asset categories and realized gains and losses on sales of similar assets. The Loan and Funds Management Committee of the Board of Directors provides oversight for the CPC.
Discounts vary depending on the nature of the assets and the source of value. Aircraft valuations may incorporate quarterly trade publication data adjusted for engine time, condition, and maintenance programs, typically discounted by 10%. Likewise, autos are valued using current auction data, generally discounted by 10%; medium and heavy duty trucks are valued using trade publications and auction data, commonly discounted by 15%. Construction equipment values may reference trade publications and auction data, typically discounted by 20%. Real estate is valued based on appraisals or evaluations, generally discounted by 20% with higher discounts for property in poor condition or property with characteristics which may make it more difficult to market. For commercial loans subject to borrowing base certificates, discounts of at least 20% are applied to receivables and 40% - 75% for inventory with higher discounts when monthly borrowing base certificates are not required or received.
For collateral dependent loans and leases, where repayment is expected substantially from the collateral, expected credit losses are measured based on the fair value of the underlying collateral, less estimated cost to sell. Collateral values are reviewed at least quarterly and estimated using a market-based valuation approach that may include appraisals, dealer and auction quotations, trade publications, and other relevant market data, adjusted for collateral condition, market trends, and liquidation assumptions. In accordance with ASC 820, Fair Value Measurements, the collateral dependent loans and leases themselves are carried at amortized cost and are not classified within the fair value hierarchy. However, collateral dependent loans and leases for which an allowance for loan and lease loss has been established based on the fair value of collateral require classification in the fair value hierarchy.
The Company has established MSRs valuation policies and procedures based on industry standards, designed to ensure that valuation methodologies are applied consistently and resulting fair value measurements are verifiable. MSRs are accounted for at the lower of cost or fair value. For purposes of impairment assessment, MSRs are stratified based on the predominant risk characteristics of the underlying servicing assets, principally by loan type. The fair value of each tranche of the servicing portfolio is estimated by calculating the present value of expected future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other relevant economic factors. Prepayment rates and discount rates are derived through a third-party pricing agent. Changes in the most significant valuation inputs, including prepayment rates and discount rates, are evaluated in relation to changes in the fair value measurements and an appropriate resolution is made. In addition, an independent third-party fair value analysis is obtained and compared to the Company’s internal valuation for reasonableness. MSRs do not trade in an active, open market with readily observable prices, and while MSR sales do occur, the specific terms and conditions are not typically publicly available. Accordingly, the characteristics of the Company’s servicing portfolio may differ from those of other MSR servicing portfolios that do trade.
Other real estate is carried at fair value less estimated costs to sell. Fair value is determined primarily using appraisals and reflects a market value approach. Fair values are reviewed quarterly and new appraisals are obtained annually. Repossessions are similarly valued.
For assets measured at fair value on a nonrecurring basis the following represents impairment charges (recoveries) recognized on these assets during the year ended December 31, 2025 and 2024, respectively: collateral dependent loans and leases - $0.24 million and $10.43 million; MSRs - $0.00 million and $0.00 million; repossessions - $0.05 million and $0.03 million, and other real estate - $0.00 million and $0.00 million.

The following table shows the carrying value of assets measured at fair value on a non-recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2025
Collateral dependent loans and leases	$—	$—	$26,175	$26,175
Accrued income and other assets (mortgage servicing rights)	—	—	3,300	3,300
Accrued income and other assets (repossessions)	—	—	267	267
Total	$—	$—	$29,742	$29,742

December 31, 2024
Collateral dependent loans and leases	$—	$—	$725	$725
Accrued income and other assets (mortgage servicing rights)	—	—	3,436	3,436
Accrued income and other assets (repossessions)	—	—	155	155
Accrued income and other assets (other real estate)	—	—	460	460
Total	$—	$—	$4,776	$4,776
The following table below shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a non-recurring basis.

(Dollars in thousands)	Carrying Value	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
December 31, 2025
Collateral dependent loans and leases	$26,175	$26,175	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	15% - 30%	23.9%

Mortgage servicing rights	3,300	7,325	Discounted cash flows	Constant prepayment rate (CPR)	6.4% - 33.4%	7.4%
				Discount rate	10.4% - 12.4%	10.6%

Repossessions	267	297	Appraisals, trade publications and auction values	Discount for lack of marketability	0% - 20%	10%

December 31, 2024
Collateral dependent loans and leases	$725	$725	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	25% - 30%	28.0%

Mortgage servicing rights	3,436	7,480	Discounted cash flows	Constant prepayment rate (CPR)	7.6% - 23.0%	7.6%
				Discount rate	11.1% - 13.1%	11.3%

Repossessions	155	170	Appraisals, trade publications and auction values	Discount for lack of marketability	0% - 10%	9%

Other real estate	460	500	Appraisals	Discount for lack of marketability	0% - 8%	8%
GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.

The following table shows the fair values of the Company’s financial instruments.

(Dollars in thousands)	Carrying or Contract Value	Fair Value	Level 1	Level 2	Level 3
December 31, 2025
Assets:
Cash and due from banks	$69,249	$69,249	$69,249	$—	$—
Federal funds sold and interest bearing deposits with other banks	50,608	50,608	50,608	—	—
Other investments	22,140	22,140	22,140	—	—
Loans and leases, net of allowance for loan and lease losses	6,884,823	6,946,110	—	—	6,946,110
Accrued interest receivable	35,539	35,539	—	35,539	—
Liabilities:
Deposits	$7,225,575	$7,223,139	$5,638,975	$1,584,164	$—
Short-term borrowings	238,621	238,621	113,574	125,047	—
Long-term debt and mandatorily redeemable securities	43,330	43,292	—	43,292	—
Subordinated notes	58,764	59,076	—	59,076	—
Accrued interest payable	24,738	24,738	—	24,738	—
Off-balance-sheet instruments *	—	139	—	139	—

December 31, 2024
Assets:
Cash and due from banks	$76,837	$76,837	$76,837	$—	$—
Federal funds sold and interest bearing deposits with other banks	47,989	47,989	47,989	—	—
Other investments	23,855	23,855	23,855	—	—
Loans and leases, net of allowance for loan and lease losses	6,699,268	6,608,109	—	—	6,608,109
Accrued interest receivable	32,790	32,790	—	32,790	—
Liabilities:
Deposits	$7,230,035	$7,226,239	$5,440,309	$1,785,930	$—
Short-term borrowings	249,198	249,198	74,198	175,000	—
Long-term debt and mandatorily redeemable securities	39,156	38,784	—	38,784	—
Subordinated notes	58,764	56,903	—	56,903	—
Accrued interest payable	36,494	36,494	—	36,494	—
Off-balance-sheet instruments *	—	144	—	144	—

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
Note 22 — Segment Information
The Company has one reportable operating segment, commercial banking. While our chief operating decision maker monitors revenue streams of various products and services, the identifiable segments’ operations are managed, and financial performance is evaluated on a company-wide basis. The commercial banking segment provides a broad array of financial products and services including commercial and consumer banking services, trust and wealth advisory services, and insurance to individual and business clients through most of its 78 banking center locations in 19 counties in Indiana and Michigan and Sarasota County in Florida.

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
The chief operating decision maker uses net income available to common shareholders to evaluate income generated from segment assets in deciding whether to reinvest profits into the commercial banking segment, pay dividends, or fund acquisitions. Net income available to common shareholders is also used by the chief operating decision maker to monitor budget versus actual results. Net income available to common shareholders as well as other common company-wide financial performance and credit quality metrics such as earnings per common share and net interest margin, among others, are used for competitive analysis by benchmarking to the Company’s competitors as well as used in assessing the performance of the segment and for establishing management’s compensation. See the Consolidated Statements of Financial Condition, the Consolidated Statements of Income, the Consolidated Statements of Comprehensive Income (Loss), the Consolidated Statements of Shareholders’ Equity, and the Consolidated Statements of Cash Flows.
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
Note 23 — 1st Source Corporation (Parent Company Only) Financial Information
STATEMENTS OF FINANCIAL CONDITION

December 31 (Dollars in thousands)	2025	2024
ASSETS
Cash and cash equivalents	$144,693	$126,889
Short-term investments with bank subsidiary	500	500
Investments in:
Bank subsidiaries	1,218,532	1,068,478
Non-bank subsidiaries	1	1
Right of use assets	11,116	12,552
Other assets	6,273	6,500
Total assets	$1,381,115	$1,214,920

LIABILITIES AND SHAREHOLDERS’ EQUITY
Long-term debt and mandatorily redeemable securities	$33,071	$29,156
Subordinated notes	58,764	58,764
Operating lease liability	7,555	9,682
Other liabilities	6,754	6,250
Total liabilities	106,144	103,852
Total shareholders’ equity	1,274,971	1,111,068
Total liabilities and shareholders’ equity	$1,381,115	$1,214,920

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Year Ended December 31 (Dollars in thousands)	2025	2024	2023
Income:
Dividends from bank subsidiary	$68,465	$55,223	$50,152
Rental income from subsidiaries	1,961	1,961	1,832
Investment securities and other investment gains	116	124	261
Other	332	307	239
Total income	70,874	57,615	52,484
Expenses:
Interest on subordinated notes	4,033	4,217	4,174
Interest on long-term debt and mandatorily redeemable securities	4,585	3,008	3,606
Interest on commercial paper and other short-term borrowings	—	—	2
Occupancy	1,826	1,826	1,718
Other	1,049	926	917
Total expenses	11,493	9,977	10,417
Income before income tax benefit and equity in undistributed income of subsidiaries	59,381	47,638	42,067
Income tax benefit	1,296	1,287	1,246
Income before equity in undistributed income of subsidiaries	60,677	48,925	43,313
Equity in undistributed income of subsidiaries:
Bank subsidiaries	97,582	83,693	81,621
Net income	$158,259	$132,618	$124,934
Comprehensive income (loss)	$210,714	$151,709	$166,301

STATEMENTS OF CASH FLOWS

Year Ended December 31 (Dollars in thousands)	2025	2024	2023
Operating activities:
Net income	$158,259	$132,618	$124,934
Adjustments to reconcile net income to net cash provided by operating activities:
Equity (undistributed) distributed in excess of income of subsidiaries	(97,582)	(83,693)	(81,621)
Amortization of right of use assets	1,436	1,343	1,354
Stock-based compensation	152	142	152
Realized/unrealized investment securities and other investment gains	(116)	(124)	(261)
Other	3,505	1,326	2,863
Net change in operating activities	65,654	51,612	47,421
Investing activities:
Net change in partnership investments	(90)	260	(246)
Net change in investing activities	(90)	260	(246)
Financing activities:
Net change in commercial paper	—	—	(3,096)
Proceeds from issuance of long-term debt and mandatorily redeemable securities	2,739	2,374	1,908
Payments on long-term debt and mandatorily redeemable securities	(2,402)	(1,884)	(2,887)
Stock issued under stock purchase plans	133	153	78
Net proceeds from issuance of treasury stock	4,070	4,059	3,576
Acquisition of treasury stock	(13,870)	(178)	(12,469)
Cash dividends paid on common stock	(38,430)	(35,396)	(33,074)
Net change in financing activities	(47,760)	(30,872)	(45,964)
Net change in cash and cash equivalents	17,804	21,000	1,211
Cash and cash equivalents, beginning of year	126,889	105,889	104,678
Cash and cash equivalents, end of year	$144,693	$126,889	$105,889

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None
Item 9A. Controls and Procedures.
1st Source carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at December 31, 2025, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the fourth fiscal quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
1st Source’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013 framework). Based on management’s assessment, 1st Source believes that, as of December 31, 2025, 1st Source’s internal control over financial reporting is effective based on those criteria.
Forvis Mazars LLP, independent registered public accounting firm, which also audited 1st Source’s consolidated financial statements for the year ended December 31, 2025, has issued an attestation report on management’s assessment of 1st Source’s internal control over financial reporting. This report appears on page 41.

By	/s/ ANDREA G. SHORT
Andrea G. Short, Chief Executive Officer

By	/s/ BRETT A. BAUER
Brett A. Bauer, Treasurer and Chief Financial Officer
South Bend, Indiana
Item 9B. Other Information.
During the three months ended December 31, 2025, there were no “Rule 10b5-1 trading plans” or “non-Rule 10b5-1 trading arrangements” adopted, modified or terminated by any director or officer of the Company (as each term is defined in Item 408(a) of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance.
The information under the caption “Proposal Number 1: Election of Directors,” “Board Committees and Other Corporate Governance Matters,” and “Delinquent Section 16(a) Reports” of the 2026 Proxy Statement is incorporated herein by reference.
Item 11. Executive Compensation.
The information under the caption “Compensation Discussion & Analysis” of the 2026 Proxy Statement is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information under the caption “Voting Securities and Principal Holders Thereof” and “Proposal Number 1: Election of Directors” of the 2026 Proxy Statement is incorporated herein by reference.
The following table shows Equity Compensation Plan Information as of December 31, 2025.

	(A) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans [excluding securities reflected in column (A)]
Equity compensation plans approved by shareholders
2011 Stock Option Plan	—	$—	250,000
1997 Employee Stock Purchase Plan	6,082	55.89	101,042
1982 Executive Incentive Plan	—	—	207,176	(1)(2)(3)
1982 Restricted Stock Award Plan	—	—	39,472	(2)
Strategic Deployment Incentive Plan	—	—	98,645	(2)(3)
Total plans approved by shareholders	6,082	$55.89	696,335
Equity compensation plans not approved by shareholders
Director Retainer Stock Plan(4)	—	—	27,222
Total equity compensation plans	6,082	$—	723,557
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
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information under the caption “Proposal Number 1: Election of Directors”, “Board Committees and Other Corporate Governance Matters,” and “Transactions with Related Persons” of the 2026 Proxy Statement is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information under the caption “Relationship with Independent Registered Public Accounting Firm” of the 2026 Proxy Statement is incorporated herein by reference.

Part IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Financial Statements and Schedules:
The following Financial Statements and Supplementary Data are filed as part of this annual report:
Financial statement schedules required by Article 9 of Regulation S-X are not required under the related instructions, or are inapplicable and, therefore, have been omitted.
(b) Exhibits (numbered in accordance with Item 601 of Regulation S-K):

3(a)	Articles of Incorporation of Registrant, amended April 30, 1996, filed as exhibit to Form 10-K, dated December 31, 2017, and incorporated herein by reference.

3(b)	By-Laws of Registrant, as amended October 19, 2023, filed as exhibit to Form 10-Q, dated September 30, 2023, and incorporated herein by reference.

3(c)	Certificate of Designations for Series A Preferred Stock, dated January 23, 2009, filed as exhibit to Form 8-K, dated January 23, 2009, and incorporated herein by reference.

4(a)	Form of Common Stock Certificates of Registrant, filed as exhibit to Registration Statement 2-40481 and incorporated herein by reference.

4(b)	1st Source agrees to furnish to the Commission, upon request, a copy of each instrument defining the rights of holders of Senior and Subordinated debt of 1st Source.

4(c)	Description of the Company’s Securities, filed as an exhibit to Form 10-Q, dated September 30, 2022 and incorporated herein by reference.

10(a)(1)	Employment Agreement of Christopher J. Murphy III, dated October 1, 2025, filed as exhibit to Form 8-K/A, dated September 29, 2025, and incorporated herein by reference.

10(a)(2)	Employment Agreement of Andrea G. Short dated October 1, 2025, filed as exhibit to Form 8-K/A, dated September 29, 2025, and incorporated herein by reference.

10(a)(3)
Employment Agreement of John B. Griffith, dated January 1, 2008, filed as exhibit to Form 8-K, dated March 17, 2008, amended February 6, 2014, filed as exhibit to Form 8-K, dated March 12, 2014, and incorporated herein by reference.

10(a)(4)	Employment Agreement of Jeffrey L. Buhr, dated May 23, 2017, filed as an exhibit to Form 8-K, dated May 23, 2017, and incorporated herein by reference.

10(a)(5)	Employment Agreement of Brett A. Bauer, dated October 1, 2025, filed as exhibit to Form 8-K/A, dated September 29, 2025, and incorporated herein by reference.

10(a)(6)	Employment Agreement of Kevin C. Murphy dated October 1, 2025, filed as exhibit to Form 8-K/A, dated September 29, 2025, and incorporated herein by reference.

10(b)	1st Source Corporation Employee Stock Purchase Plan dated April 17, 1997, filed as exhibit to Form 10-K, dated December 31, 2017, and incorporated herein by reference.

10(c)
1st Source Corporation 1982 Executive Incentive Plan, amended October 23, 2024, filed as an exhibit to Form 10-Q, dated September 30, 2024, amended July 23, 2025, filed as an exhibit to Form 10-Q, dated June 30, 2025, and incorporated herein by reference.

10(d)
1st Source Corporation 1982 Restricted Stock Award Plan, amended November 9, 2016, filed as Exhibit 4.3 to Registration Statement on Form S-8 No. 333-215910, filed February 6, 2017, amended July 23, 2025, filed as an exhibit to Form 10-Q, dated June 30, 2025, and incorporated herein by reference.

10(e)
1st Source Corporation Strategic Deployment Incentive Plan, amended February 26, 2016, filed as exhibit to registrant’s 2016 definitive proxy statement, filed March 15, 2016, and incorporated herein by reference.

10(f)	1st Source Corporation 2011 Stock Option Plan, amended November 9, 2016, filed as exhibit to Form 10-K, dated December 31, 2016, and incorporated herein by reference.

10(g)	1st Source Corporation Director Retainer Stock Plan, amended August 3, 2018, filed as exhibit to Form 10-Q, dated September 30, 2018, and incorporated herein by reference.

19.1	1st Source Corporation Insider Trading Policy, amended July 24, 2025, filed herewith.

21	Subsidiaries of Registrant (unless otherwise indicated, each subsidiary does business under its own name):

Name	Jurisdiction
1st Source Bank	Indiana
SFG Aircraft, Inc. * (formerly known as SFG Equipment Leasing, Inc.)	Indiana
1st Source Insurance, Inc. *	Indiana
1st Source Specialty Finance, Inc. *	Indiana
1st Source Capital Corporation *	Indiana
Trustcorp Mortgage Company (Inactive)	Indiana
1st Source Master Trust	Delaware
Michigan Transportation Finance Corporation *	Michigan
1st Source Intermediate Holding, LLC	Delaware
1st Source Funding, LLC (Inactive)	Delaware
SFG Commercial Aircraft Leasing, Inc. *	Indiana
SFG Equipment Leasing Corporation I*	Indiana
1st Source Solar 6, LLC	Delaware
1st Source Solar 7, LLC	Delaware
1st Source Solar 8, LLC	Delaware
1st Source Solar 9, LLC	Delaware
1st Portfolio Management, Inc. *	Nevada

*Wholly-owned subsidiaries of 1st Source Bank

23	Consent of Forvis Mazars, LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Andrea G. Short, Chief Executive Officer (Rule 13a-14(a)).

31.2	Certification of Brett A. Bauer, Chief Financial Officer (Rule 13a-14(a)).

32.1	Certification of Andrea G. Short, Chief Executive Officer.

32.2	Certification of Brett A. Bauer, Chief Financial Officer.

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
1st SOURCE CORPORATION

By	/s/ ANDREA G. SHORT

Andrea G. Short, President
and Chief Executive Officer
Date: February 17, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER J. MURPHY III	Executive Chairman of the Board	February 17, 2026
Christopher J. Murphy III

/s/ ANDREA G. SHORT	President, Chief Executive Officer,	February 17, 2026
Andrea G. Short	and Director

/s/ BRETT A. BAUER	Treasurer, Chief Financial Officer,	February 17, 2026
Brett A. Bauer	and Principal Accounting Officer

/s/ BRIAN S. DUBA	Secretary and General Counsel	February 17, 2026
Brian S. Duba

/s/ JOHN F. AFFLECK-GRAVES	Director	February 17, 2026
John F. Affleck-Graves

/s/ MELODY BIRMINGHAM	Director	February 17, 2026
Melody Birmingham

/s/ DANIEL B. FITZPATRICK	Director	February 17, 2026
Daniel B. Fitzpatrick

/s/ TRACY D. GRAHAM	Director	February 17, 2026
Tracy D. Graham

/s/ CHRISTOPHER J. MURPHY IV	Director	February 17, 2026
Christopher J. Murphy IV

/s/ TIMOTHY K. OZARK	Director	February 17, 2026
Timothy K. Ozark

/s/ TODD F. SCHURZ	Director	February 17, 2026
Todd F. Schurz

/s/ MARK D. SCHWABERO	Director	February 17, 2026
Mark D. Schwabero

/s/ RONDA SHREWSBURY	Director	February 17, 2026
Ronda Shrewsbury

/s/ ISAAC P. TORRES	Director	February 17, 2026
Isaac P. Torres