Form 10-Q
period 2026-03-31
1ST SOURCE CORP
filed 2026-04-23
CIK 34782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Number of shares of common stock outstanding as of April 17, 2026 — 24,068,891 shares

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited - Dollars in thousands)

	March 31, 2026	December 31, 2025
ASSETS
Cash and due from banks	$67,670	$69,249
Federal funds sold and interest bearing deposits with other banks	51,136	50,608
Investment securities available-for-sale, at fair value (amortized cost of $1,583,272 and $1,568,429 at March 31, 2026 and December 31, 2025, respectively)	1,529,593	1,522,486
Other investments	22,140	22,140
Mortgages held for sale	3,142	4,866
Loans and leases, net of unearned discount:
Commercial and agricultural	821,818	797,592
Renewable energy	713,110	652,799
Auto and light truck	831,365	887,876
Medium and heavy duty truck	264,165	269,749
Aircraft	1,073,282	1,086,821
Construction equipment	1,210,493	1,221,135
Commercial real estate	1,319,361	1,269,765
Residential real estate and home equity	735,743	740,777
Consumer	114,191	120,155
Total loans and leases	7,083,528	7,046,669
Allowance for loan and lease losses	(164,898)	(161,846)
Net loans and leases	6,918,630	6,884,823
Equipment owned under operating leases, net	6,603	6,964
Premises and equipment, net	57,973	58,318
Goodwill and intangible assets	83,895	83,895
Accrued income and other assets	372,647	351,921
Total assets	$9,113,429	$9,055,270
LIABILITIES
Deposits:
Noninterest-bearing demand	$1,655,736	$1,600,495
Interest-bearing deposits:
Interest-bearing demand	2,487,201	2,592,202
Savings	1,466,564	1,446,278
Time	1,618,095	1,586,600
Total interest-bearing deposits	5,571,860	5,625,080
Total deposits	7,227,596	7,225,575
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	153,391	112,470
Other short-term borrowings	135,789	126,151
Total short-term borrowings	289,180	238,621
Long-term debt and mandatorily redeemable securities	35,508	43,330
Subordinated notes	58,764	58,764
Accrued expenses and other liabilities	181,543	170,890
Total liabilities	7,792,591	7,737,180
SHAREHOLDERS’ EQUITY
Preferred stock; no par value
Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock; no par value
Authorized 40,000,000 shares; issued 28,205,674 at March 31, 2026 and December 31, 2025	436,538	436,538
Retained earnings	1,047,027	1,015,160
Cost of common stock in treasury (4,136,793 shares at March 31, 2026 and 3,836,656 shares at December 31, 2025)	(164,709)	(141,950)
Accumulated other comprehensive loss	(40,900)	(34,777)
Total shareholders’ equity	1,277,956	1,274,971
Noncontrolling interests	42,882	43,119
Total equity	1,320,838	1,318,090
Total liabilities and equity	$9,113,429	$9,055,270
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Interest income:
Loans and leases	$113,423	$113,560
Investment securities, taxable	11,704	8,153
Investment securities, tax-exempt	307	277
Other	699	1,314
Total interest income	126,133	123,304
Interest expense:
Deposits	32,578	39,846
Short-term borrowings	1,720	232
Subordinated notes	995	1,014
Long-term debt and mandatorily redeemable securities	702	1,274
Total interest expense	35,995	42,366
Net interest income	90,138	80,938
Provision for credit losses:
Provision for credit losses — loans and leases	7,010	2,112
Provision for credit losses — unfunded loan commitments	262	1,153
Total provision for credit losses	7,272	3,265
Net interest income after provision for credit losses	82,866	77,673
Noninterest income:
Trust and wealth advisory	7,018	6,666
Service charges on deposit accounts	3,354	3,071
Debit card	4,380	4,149
Mortgage banking	1,011	853
Insurance commissions	2,511	2,440
Equipment rental	589	899
Other	4,138	5,025
Total noninterest income	23,001	23,103
Noninterest expense:
Salaries and employee benefits	32,821	32,115
Net occupancy	3,548	3,224
Furniture and equipment	1,462	1,347
Data processing	7,573	7,291
Depreciation – leased equipment	454	718
Professional fees	1,575	1,668
FDIC and other insurance	1,449	1,440
Business development and marketing	1,903	1,925
Other	3,732	3,348
Total noninterest expense	54,517	53,076
Income before income taxes	51,350	47,700
Income tax expense	11,389	10,177
Net income	39,961	37,523
Net (income) loss attributable to noncontrolling interests	(5)	(3)
Net income available to common shareholders	$39,956	$37,520
Per common share:
Basic net income per common share	$1.63	$1.52
Diluted net income per common share	$1.63	$1.52
Basic weighted average common shares outstanding	24,276,666	24,546,819
Diluted weighted average common shares outstanding	24,276,666	24,546,819
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited - Dollars in thousands)

	Three Months Ended March 31,
	2026	2025
Net income	$39,961	$37,523
Other comprehensive income (loss):
Unrealized (depreciation) appreciation of available-for-sale securities	(7,736)	25,190
Income tax effect	1,613	(5,842)
Other comprehensive (loss) income, net of tax	(6,123)	19,348
Comprehensive income (loss)	33,838	56,871
Comprehensive (income) loss attributable to noncontrolling interests	(5)	(3)
Comprehensive income (loss) available to common shareholders	$33,833	$56,868
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - Dollars in thousands, except per share amounts)

	Three Months Ended
	Preferred Stock	Common Stock	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss), Net	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2025	$—	$436,538	$890,937	$(129,175)	$(87,232)	$1,111,068	$70,438	$1,181,506
Net income	—	—	37,520	—	—	37,520	3	37,523
Other comprehensive income	—	—	—	—	19,348	19,348	—	19,348
Issuance of 50,003 common shares under stock based compensation awards	—	—	2,125	718	—	2,843	—	2,843
Cost of 7,554 shares of common stock acquired for treasury	—	—	—	(455)	—	(455)	—	(455)
Common stock dividend ($0.36 per share)	—	—	(8,865)	—	—	(8,865)	—	(8,865)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,513)	(1,513)
Liquidation of noncontrolling interests	—	—	—	—	—	—	(9,845)	(9,845)
Balance at March 31, 2025	$—	$436,538	$921,717	$(128,912)	$(67,884)	$1,161,459	$59,083	1,220,542

Balance at January 1, 2026	$—	$436,538	$1,015,160	$(141,950)	$(34,777)	$1,274,971	$43,119	$1,318,090
Net income	—	—	39,956	—	—	39,956	5	39,961
Other comprehensive loss	—	—	—	—	(6,123)	(6,123)	—	(6,123)
Issuance of 38,219 common shares under stock based compensation awards	—	—	1,701	591	—	2,292	—	2,292
Cost of 338,356 shares of common stock acquired for treasury	—	—	—	(23,350)	—	(23,350)	—	(23,350)
Common stock dividend ($0.40 per share)	—	—	(9,790)	—	—	(9,790)	—	(9,790)
Distributions to noncontrolling interests	—	—	—	—	—	—	(242)	(242)
Balance at March 31, 2026	$—	$436,538	$1,047,027	$(164,709)	$(40,900)	$1,277,956	$42,882	$1,320,838
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Dollars in thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net income	$39,961	$37,523
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	7,272	3,265
Depreciation of premises and equipment	1,379	1,190
Depreciation of equipment owned and leased to others	454	718
Stock-based compensation	1,553	1,389
Net (accretion) amortization of investment securities available-for-sale	(680)	(646)
Amortization of mortgage servicing rights	189	176
Amortization of right of use assets	789	745
Deferred income taxes	(30)	(642)
Originations of loans held for sale, net of principal collected	(19,368)	(9,675)
Proceeds from the sales of loans held for sale	21,369	9,977
Net gain on sale of loans held for sale	(277)	(38)
Net gain on sale of other real estate and repossessions	(25)	(19)
Change in interest receivable	1,102	1,331
Change in interest payable	(621)	(6,755)
Change in other assets	6,896	1,250
Change in other liabilities	(976)	32,138
Other	156	(134)
Net change in operating activities	59,143	71,793

Investing activities:
Proceeds from maturities and paydowns of investment securities available-for-sale	41,556	89,721
Purchases of investment securities available-for-sale	(55,719)	(29,463)
Net change in partnership investments	(10,298)	(4,510)
Loans sold or participated to others	16,367	17,160
Proceeds from principal payments on direct finance leases	32,252	20,291
Net change in loans and leases	(90,727)	(53,120)
Net change in equipment owned under operating leases	(93)	901
Purchases of premises and equipment	(1,035)	(2,512)
Proceeds from disposal of premises and equipment	1	—
Proceeds from sales of other real estate and repossessions	267	828
Net change in investing activities	(67,429)	39,296
Financing activities:
Net change in demand deposits and savings accounts	(29,474)	54,729
Net change in time deposits	31,495	133,001
Net change in short-term borrowings	50,559	(188,021)
Payments on long-term debt	(11,670)	(1,727)
Acquisition of treasury stock	(23,350)	(455)
Net (distributions to) contributions from noncontrolling interests	(242)	(1,513)
Cash dividends paid on common stock	(10,083)	(9,110)
Net change in financing activities	7,235	(13,096)

Net change in cash and cash equivalents	(1,051)	97,993
Cash and cash equivalents, beginning of year	119,857	124,826
Cash and cash equivalents, end of period	$118,806	$222,819
Supplemental Information:
Non-cash transactions:
Loans transferred to other real estate and repossessions	$1,291	$2,604
Common stock matching contribution to Employee Stock Ownership and Profit Sharing Plan	859	1,227
Right of use assets obtained in exchange for lease obligations	3,401	68
Liquidation of noncontrolling interests	—	9,845
Cash paid (received) for:
Interest	36,616	49,121
Income taxes	137	(20,457)
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
Basis of Presentation – The accompanying unaudited consolidated financial statements reflect all adjustments (all of which are normal and recurring in nature) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, income, comprehensive income (loss), shareholders’ equity, and cash flows for the periods presented. These unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (SEC) and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been omitted.
The Notes to the Consolidated Financial Statements appearing in 1st Source Corporation’s Annual Report on Form 10-K (2025 Annual Report), which include descriptions of significant accounting policies, should be read in conjunction with these interim financial statements. The Consolidated Statement of Financial Condition at December 31, 2025 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
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
Note 3 — Investment Securities Available-For-Sale
The following table shows investment securities available-for-sale.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2026
U.S. Treasury and Federal agencies securities	$724,503	$1,356	$(5,928)	$719,931
U.S. States and political subdivisions securities	109,564	768	(1,735)	108,597
Mortgage-backed securities — Federal agencies	748,705	1,711	(49,848)	700,568
Corporate debt securities	500	—	(3)	497
Total debt securities available-for-sale	$1,583,272	$3,835	$(57,514)	$1,529,593

December 31, 2025
U.S. Treasury and Federal agencies securities	$697,652	$3,171	$(4,046)	$696,777
U.S. States and political subdivisions securities	113,126	1,333	(1,396)	113,063
Mortgage-backed securities — Federal agencies	757,151	3,372	(48,380)	712,143
Corporate debt securities	500	3	—	503
Total debt securities available-for-sale	$1,568,429	$7,879	$(53,822)	$1,522,486
Amortized cost excludes accrued interest receivable which is included in Accrued Income and Other Assets on the Consolidated Statements of Financial Condition. At March 31, 2026, and December 31, 2025, accrued interest receivable on investment securities available-for-sale was $7.82 million and $8.04 million, respectively.
At March 31, 2026, and December 31, 2025, the residential mortgage-backed securities held by the Company consisted primarily of GNMA, FNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government (Government Sponsored Enterprise, GSEs).
The Company did not hold any marketable equity securities at March 31, 2026, and December 31, 2025.
The following table shows the contractual maturities of investments in debt securities available-for-sale at March 31, 2026. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$114,569	$112,826
Due after one year through five years	606,114	602,388
Due after five years through ten years	91,104	90,980
Due after ten years	22,780	22,831
Mortgage-backed securities	748,705	700,568
Total debt securities available-for-sale	$1,583,272	$1,529,593

The following table summarizes gross unrealized losses and fair value by investment category and age. At March 31, 2026, the Company’s available-for-sale securities portfolio consisted of 641 securities, 496 of which were in an unrealized loss position.

	Less than 12 Months		12 months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2026
U.S. Treasury and Federal agencies securities	$377,175	$(2,777)	$160,240	$(3,151)	$537,415	$(5,928)
U.S. States and political subdivisions securities	28,875	(478)	24,790	(1,257)	53,665	(1,735)
Mortgage-backed securities - Federal agencies	156,540	(1,431)	387,653	(48,417)	544,193	(49,848)
Corporate debt securities	497	(3)	—	—	497	(3)
Total debt securities available-for-sale	$563,087	$(4,689)	$572,683	$(52,825)	$1,135,770	$(57,514)

December 31, 2025
U.S. Treasury and Federal agencies securities	$146,252	$(300)	$173,152	$(3,746)	$319,404	$(4,046)
U.S. States and political subdivisions securities	13,587	(81)	29,532	(1,315)	43,119	(1,396)
Mortgage-backed securities - Federal agencies	75,414	(355)	415,247	(48,025)	490,661	(48,380)
Total debt securities available-for-sale	$235,253	$(736)	$617,931	$(53,086)	$853,184	$(53,822)
The Company does not consider available-for-sale securities with unrealized losses at March 31, 2026, to be experiencing credit losses and recognized no resulting allowance for credit losses. The Company does not intend to sell these investments, and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost basis, which may be the maturity dates of the securities. The unrealized losses occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase.
The following table shows the proceeds from sales of available-for-sale debt securities and the gross realized gains and gross realized losses that have been included in earnings as a result of these sales. Realized gains and losses of all securities are computed using the specific identification cost basis.

Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Proceeds from sales	$—	$—
Gross realized gains	—	—
Gross realized losses	—	—
At March 31, 2026, and December 31, 2025, investment securities available-for-sale with carrying values of $294.15 million and $237.34 million, respectively, were pledged as collateral for security repurchase agreements and for other purposes.
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
Auto and light truck – loans are secured by vehicles and borrowers are nationwide. The portfolio consists mainly of auto rental and auto leasing. Borrowers in the auto rental segment are primarily independent auto rental entities with on-airport and off-airport locations, and some insurance replacement business. Loan terms are relatively short, generally eighteen months, but up to four years. Auto leasing customers lease to businesses and the Company takes assignment of the lease stream and places its lien on the vehicles. Terms are generally longer than the auto rental sector, three to seven years and match the underlying leases. Risks include economic risks and collateral risks, principally used vehicle values.
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
Aircraft – loans are to domestic and foreign borrowers with the domestic segment further divided into two pools: 1) personal and business use, and 2) dealers and operators. The Company’s focus for the foreign sector is Latin America, principally Mexico and Brazil. Loans, all denominated in U.S. dollars, are primarily secured by new and used business jets and helicopters, with appropriate advances, amortizations of ten to fifteen years, and are generally guaranteed by individuals. The most significant risk in the Aircraft portfolio is collateral risk - volatility in underlying values and maintenance concerns. The portfolio is subject to national and global economic risks.
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

The following table shows the amortized cost of loans and leases, segregated by portfolio segment, credit quality rating and year of origination, as of March 31, 2026, and gross charge-offs for the three months ended March 31, 2026.

	Term Loans and Leases by Origination Year
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and agricultural
Grades 1-6	$45,891	$155,928	$86,774	$64,673	$44,021	$32,844	$350,064	$—	$780,195
Grades 7-12	—	1,757	478	3,996	1,403	3,322	30,667	—	41,623
Total commercial and agricultural	45,891	157,685	87,252	68,669	45,424	36,166	380,731	—	821,818
Current period gross charge-offs	—	—	72	40	—	—	43	—	155
Renewable energy
Grades 1-6	115,082	291,978	76,464	82,541	23,315	123,730	—	—	713,110
Grades 7-12	—	—	—	—	—	—	—	—	—
Total renewable energy	115,082	291,978	76,464	82,541	23,315	123,730	—	—	713,110
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Auto and light truck
Grades 1-6	127,642	344,703	160,808	72,430	31,368	10,800	—	—	747,751
Grades 7-12	—	17,497	21,785	43,900	355	77	—	—	83,614
Total auto and light truck	127,642	362,200	182,593	116,330	31,723	10,877	—	—	831,365
Current period gross charge-offs	—	161	1,307	2,253	33	—	—	—	3,754
Medium and heavy duty truck
Grades 1-6	21,492	83,496	54,751	43,882	39,783	10,095	—	402	253,901
Grades 7-12	—	1,459	1,318	1,598	4,388	1,501	—	—	10,264
Total medium and heavy duty truck	21,492	84,955	56,069	45,480	44,171	11,596	—	402	264,165
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Aircraft
Grades 1-6	66,132	328,649	204,342	131,558	173,636	122,039	9,713	—	1,036,069
Grades 7-12	974	14,688	4,629	4,826	10,079	2,017	—	—	37,213
Total aircraft	67,106	343,337	208,971	136,384	183,715	124,056	9,713	—	1,073,282
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Construction equipment
Grades 1-6	122,229	429,139	307,667	173,760	85,482	30,749	30,308	1,287	1,180,621
Grades 7-12	—	3,148	6,646	3,555	7,208	9,315	—	—	29,872
Total construction equipment	122,229	432,287	314,313	177,315	92,690	40,064	30,308	1,287	1,210,493
Current period gross charge-offs	—	852	11	36	—	—	—	—	899
Commercial real estate
Grades 1-6	78,620	251,254	249,351	261,547	193,336	247,208	56	—	1,281,372
Grades 7-12	—	809	13,384	15,302	3,707	4,787	—	—	37,989
Total commercial real estate	78,620	252,063	262,735	276,849	197,043	251,995	56	—	1,319,361
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Residential real estate and home equity
Performing	20,807	98,223	62,355	50,916	80,013	205,150	205,750	8,070	731,284
Nonperforming	—	82	146	463	721	1,172	1,797	78	4,459
Total residential real estate and home equity	20,807	98,305	62,501	51,379	80,734	206,322	207,547	8,148	735,743
Current period gross charge-offs	—	—	—	—	—	1	9	—	10
Consumer
Performing	9,253	33,134	23,021	15,414	11,319	3,698	17,673	—	113,512
Nonperforming	—	89	53	246	189	102	—	—	679
Total consumer	9,253	33,223	23,074	15,660	11,508	3,800	17,673	—	114,191
Current period gross charge-offs	115	86	54	47	13	32	7	—	354

The following table shows the amortized cost of loans and leases, segregated by portfolio segment, credit quality rating and year of origination, as of December 31, 2025 and gross charge-offs for the year ended December 31, 2025.

	Term Loans and Leases by Origination Year
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and agricultural
Grades 1-6	$166,469	$91,665	$71,108	$47,491	$21,408	$15,469	$342,362	$—	$755,972
Grades 7-12	2,409	555	4,287	1,583	1,503	2,035	29,248	—	41,620
Total commercial and agricultural	168,878	92,220	75,395	49,074	22,911	17,504	371,610	—	797,592
Current period gross charge-offs	220	32	171	198	9	—	1,790	—	2,420
Renewable energy
Grades 1-6	326,861	94,730	82,739	23,454	57,332	67,683	—	—	652,799
Grades 7-12	—	—	—	—	—	—	—	—	—
Total renewable energy	326,861	94,730	82,739	23,454	57,332	67,683	—	—	652,799
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Auto and light truck
Grades 1-6	438,559	206,382	96,058	38,777	9,475	5,038	—	—	794,289
Grades 7-12	7,296	35,446	49,032	1,611	5	197	—	—	93,587
Total auto and light truck	445,855	241,828	145,090	40,388	9,480	5,235	—	—	887,876
Current period gross charge-offs	—	2,010	129	226	1	—	—	—	2,366
Medium and heavy duty truck
Grades 1-6	90,318	60,465	47,654	44,315	10,101	3,478	—	481	256,812
Grades 7-12	284	—	4,729	5,495	2,360	69	—	—	12,937
Total medium and heavy duty truck	90,602	60,465	52,383	49,810	12,461	3,547	—	481	269,749
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Aircraft
Grades 1-6	356,020	211,086	141,743	201,381	112,448	31,204	6,550	—	1,060,432
Grades 7-12	5,063	4,722	4,946	8,141	—	3,517	—	—	26,389
Total aircraft	361,083	215,808	146,689	209,522	112,448	34,721	6,550	—	1,086,821
Current period gross charge-offs	—	—	485	—	—	—	—	—	485
Construction equipment
Grades 1-6	468,572	340,807	203,162	103,306	24,023	14,702	34,925	1,437	1,190,934
Grades 7-12	2,771	5,094	3,734	8,397	912	9,293	—	—	30,201
Total construction equipment	471,343	345,901	206,896	111,703	24,935	23,995	34,925	1,437	1,221,135
Current period gross charge-offs	—	201	1,206	—	—	—	—	—	1,407
Commercial real estate
Grades 1-6	242,722	253,670	275,286	197,066	109,679	157,033	56	—	1,235,512
Grades 7-12	812	13,256	9,897	4,643	3,748	1,897	—	—	34,253
Total commercial real estate	243,534	266,926	285,183	201,709	113,427	158,930	56	—	1,269,765
Current period gross charge-offs	—	5	17	—	—	5	—	—	27
Residential real estate and home equity
Performing	96,957	71,597	54,957	82,427	72,962	141,902	207,536	8,334	736,672
Nonperforming	209	146	549	839	340	72	1,870	80	4,105
Total residential real estate and home equity	97,166	71,743	55,506	83,266	73,302	141,974	209,406	8,414	740,777
Current period gross charge-offs	—	—	—	13	—	5	50	6	74
Consumer
Performing	38,401	26,781	18,328	13,858	3,837	1,142	17,068	—	119,415
Nonperforming	70	34	294	195	106	41	—	—	740
Total consumer	38,471	26,815	18,622	14,053	3,943	1,183	17,068	—	120,155
Current period gross charge-offs	621	287	282	239	52	10	30	—	1,521

The following table shows the amortized cost of loans and leases, segregated by portfolio segment, with delinquency aging and nonaccrual status.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Total Accruing	Total Nonaccrual	Nonaccrual with No Allowance for Credit Loss	Total Financing Receivables
March 31, 2026
Commercial and agricultural	$817,032	$1,488	$281	$—	$818,801	$3,017	$708	$821,818
Renewable energy	713,110	—	—	—	713,110	—	—	713,110
Auto and light truck	781,741	154	5	—	781,900	49,465	49,283	831,365
Medium and heavy duty truck	262,720	—	—	—	262,720	1,445	1,409	264,165
Aircraft	1,071,088	2,194	—	—	1,073,282	—	—	1,073,282
Construction equipment	1,197,013	1,468	—	—	1,198,481	12,012	9,053	1,210,493
Commercial real estate	1,317,210	838	340	—	1,318,388	973	467	1,319,361
Residential real estate and home equity	728,794	2,056	434	381	731,665	4,078	—	735,743
Consumer	112,988	486	38	17	113,529	662	—	114,191
Total	$7,001,696	$8,684	$1,098	$398	$7,011,876	$71,652	$60,920	$7,083,528

December 31, 2025
Commercial and agricultural	$794,559	$516	$24	$—	$795,099	$2,493	$773	$797,592
Renewable energy	652,799	—	—	—	652,799	—	—	652,799
Auto and light truck	833,507	21	—	—	833,528	54,348	28,411	887,876
Medium and heavy duty truck	268,173	—	—	—	268,173	1,576	—	269,749
Aircraft	1,084,554	2,267	—	—	1,086,821	—	—	1,086,821
Construction equipment	1,205,931	3,863	—	—	1,209,794	11,341	10,797	1,221,135
Commercial real estate	1,267,157	149	—	—	1,267,306	2,459	1,798	1,269,765
Residential real estate and home equity	733,037	2,677	958	460	737,132	3,645	—	740,777
Consumer	118,277	919	219	—	119,415	740	—	120,155
Total	$6,957,994	$10,412	$1,201	$460	$6,970,067	$76,602	$41,779	$7,046,669
Accrued interest receivable on loans and leases at March 31, 2026, and December 31, 2025, was $26.42 million and $27.43 million, respectively.
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

(Dollars in thousands)	Real Estate	Equipment	General Business Assets	Total	Allowance on Collateral Dependent Loans and Leases
March 31, 2026
Commercial and agricultural	$—	$—	$1,766	$1,766	$353
Auto and light truck	—	49,283	—	49,283	—
Medium and heavy duty truck	—	1,409	—	1,409	—
Construction equipment	—	11,047	—	11,047	284
Commercial real estate	466	—	—	466	—
Total	$466	$61,739	$1,766	$63,971	$637

December 31, 2025
Commercial and agricultural	$—	$—	$1,136	$1,136	$19
Auto and light truck	—	53,981	—	53,981	1,080
Medium and heavy duty truck	—	1,507	—	1,507	166
Construction equipment	—	10,797	—	10,797	—
Commercial real estate	1,798	—	—	1,798	—
Total	$1,798	$66,285	$1,136	$69,219	$1,265
Loan Modifications to Borrowers Experiencing Financial Difficulty
The following table shows the amortized cost of loans and leases over $250,000 at March 31, 2026, and March 31, 2025, respectively, that were both experiencing financial difficulty and modified during the three months ended March 31, 2026, and March 31, 2025, respectively, segregated by portfolio segment and type of modification. The percentage of the amortized cost of loans and leases that were modified to borrowers in financial distress as compared to the amortized cost of each segment of financial receivable is also presented below.

(Dollars in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay and Term Extension	% of Total Segment Financing Receivables
Three Months Ended March 31, 2026
Total	$—	$—	$—	$—	—%

Three Months Ended March 31, 2025
Construction equipment	—	514	—	—	0.04
Total	$—	$514	$—	$—	0.01%

There were no commitments to lend additional amounts to the borrowers included in the previous table at March 31, 2026, and March 31, 2025, respectively.

The Company closely monitors the performance of loans and leases that have been modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table shows the performance of such loans and leases that have been modified during the twelve months ended March 31, 2026, and March 31, 2025, respectively.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due
Twelve months ended March 31, 2026
Commercial and agricultural	$5,274	$—	$—	$—	$—
Auto and light truck	22,943	—	—	16,990	16,990
Medium and heavy duty truck	1,409	—	—	—	—
Total	$29,626	$—	$—	$16,990	$16,990

Twelve months ended March 31, 2025
Commercial and agricultural	$1,052	$—	$—	$—	$—
Auto and light truck	5,339	—	10,775	—	10,775
Medium and heavy duty truck	2,797	—	—	—	—
Construction equipment	514	—	—	—	—
Commercial real estate	988	—	—	—	—
Total	$10,690	$—	$10,775	$—	$10,775

The following table shows the financial effect of loan and lease modifications presented above to borrowers experiencing financial difficulty for the twelve months ended March 31, 2026, and March 31, 2025, respectively.

	Weighted- Average Interest Rate Reduction	Weighted- Average Term Extension (in months)	Weighted- Average Payment Delay (in months)	Combination Weighted-Average Payment Delay and Term Extension (in months)
Twelve months ended March 31, 2026
Commercial and agricultural	—%	8	0	7
Auto and light truck	—	18	3	0
Medium and heavy duty truck	—	0	0	3
Total	—%	16	3	5

Twelve months ended March 31, 2025
Commercial and agricultural	—%	0	6	3
Auto and light truck	—	0	0	3
Medium and heavy duty truck	—	0	0	4
Construction equipment	—	5	0	0
Commercial real estate	—	0	6	0
Total	—%	5	6	3
There were two modified loans to borrowers experiencing financial difficulty which had a payment default within twelve months of modification during the three month period ended March 31, 2026, and one modified loan to a borrower experiencing financial difficulty which had a payment default within twelve months of modification during the three months ended March 31, 2025.
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

The following table shows the changes in the allowance for loan and lease losses, segregated by portfolio segment, for the three months ended March 31, 2026, and 2025.

(Dollars in thousands)	Commercial and agricultural	Renewable energy	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer	Total
March 31, 2026
Balance, beginning of period	$21,983	$11,833	$21,653	$6,295	$35,843	$27,529	$25,396	$9,076	$2,238	$161,846
Charge-offs	155	—	3,754	—	—	899	—	10	354	5,172
Recoveries	556	—	472	—	—	—	48	64	74	1,214
Net charge-offs (recoveries)	(401)	—	3,282	—	—	899	(48)	(54)	280	3,958
Provision (recovery of provision)	643	1,109	567	(194)	954	2,106	1,290	289	246	7,010
Balance, end of period	$23,027	$12,942	$18,938	$6,101	$36,797	$28,736	$26,734	$9,419	$2,204	$164,898

March 31, 2025
Balance, beginning of period	$21,316	$8,562	$18,437	$7,292	$36,663	$28,258	$24,821	$7,976	$2,215	$155,540
Charge-offs	415	—	340	—	—	682	5	6	476	1,924
Recoveries	282	—	890	—	209	281	3	16	61	1,742
Net charge-offs (recoveries)	133	—	(550)	—	(209)	401	2	(10)	415	182
Provision (recovery of provision)	729	303	(330)	(408)	(40)	864	154	452	388	2,112
Balance, end of period	$21,912	$8,865	$18,657	$6,884	$36,832	$28,721	$24,973	$8,438	$2,188	$157,470
The increase in the allowance for credit losses as compared to the prior quarter primarily reflects modest deterioration in the forward-looking economic assumptions incorporated into the Company’s forecast. While consensus forecasts for GDP growth remain generally resilient, overall economic uncertainty has increased. The Company’s forecast assumes current geopolitical unrest may persist longer than current market expectations, contributing to commodity price volatility, firming inflationary expectations and a higher-for-longer interest rate environment. Ongoing risks include domestic trade instability, signs of softening in labor markets, increasing consumer financial stress, and generally subdued consumer confidence.

Loan balances increased modestly during the quarter while special attention loans, which are reserved at higher rates, were little changed. Historical loss rates increased in the auto and light truck portfolio and, to a lesser extent, the construction equipment portfolio, due to net charge-off activity during the period. Consistent with this recognition of loss, the Company modestly reduced certain qualitative adjustments in these respective portfolios, as quantitative loss rates more fully reflect current portfolio risk characteristics.

Economic Outlook
As of March 31, 2026, the most significant economic factor impacting the Company’s loan portfolios is heightened geopolitical uncertainty. Increased risks associated with geopolitical tensions raise the potential for higher energy prices, supply disruptions, and broader economic impacts. Labor market conditions remain soft with job growth lacking breadth for multiple quarters. The Company continues to monitor the impact of tariff policies, uncertainty surrounding policy implementation, and heightened instability across the Company’s markets. Consumer stress indicators remain elevated and consumer confidence remains weak. The overall operating environment is fragile and volatile energy prices present a meaningful economic headwind. The Company is attentive to the potential impact of these conditions on small business borrowers, whose ability to manage operating expenses may be challenged by elevated interest rates, higher energy costs, increased input costs, and a higher overall cost of capital. Restrictive trade policies, volatile energy prices, and supply disruptions increase the potential for volatility in asset prices which collateralize the Company’s loans.
The Company’s reasonable and supportable forecast incorporates the anticipated global and domestic economic impacts of these factors, along with other key macroeconomic variables, including projected changes in GDP and unemployment rates that may affect the financial condition of the Company’s clients. The forecast reflects a continued weighting toward downside risks over the two-year forecast horizon, with inflation expected to remain elevated for an extended period and return to the Federal Reserve’s long-term 2% target at a slower pace than previously anticipated. Although the Company’s current loss estimates consider geopolitical and economic risk, due to the level of uncertainty associated with these and other risk factors, the complexity of the current environment, and the potential for future changes in the forecast, the Company’s future loss estimates may vary considerably from the March 31, 2026, assumptions.
Liability for Credit Losses on Unfunded Loan Commitments
The liability for credit losses inherent in unfunded loan commitments is included in Accrued Expenses and Other Liabilities on the Consolidated Statements of Financial Condition. The following table shows the changes in the liability for credit losses on unfunded loan commitments.

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Balance, beginning of period	$9,035	$6,985
Provision	262	1,153
Balance, end of period	$9,297	$8,138
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

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Direct finance leases:
Interest income on lease receivable	$3,016	$3,330

Operating leases:
Income related to lease payments	$589	$899
Depreciation expense	454	718
Income related to reimbursements from lessees for personal property tax on operating leased equipment for the three months ended March 31, 2026, and 2025, was $0.12 million and $0.11 million, respectively. Expense related to personal property tax payments on operating leased equipment for the three months ended March 31, 2026, and 2025, was $0.12 million and $0.11 million, respectively.

Note 7 — Mortgage Servicing Rights
The Company recognizes the rights to service residential mortgage loans for others as separate assets, whether the servicing rights are acquired through a separate purchase or through the sale of originated loans with servicing rights retained. The Company allocates a portion of the total proceeds of a mortgage loan to servicing rights based on the relative fair value. The unpaid principal balance of residential mortgage loans serviced for third parties was $756.07 million and $756.53 million at March 31, 2026, and December 31, 2025, respectively.
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
The following table shows changes in the carrying value of MSRs and the associated valuation allowance.

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Mortgage servicing rights:
Balance at beginning of period	$3,300	$3,436
Additions	207	84
Amortization	(189)	(176)
Carrying value before valuation allowance at end of period	3,318	3,344
Valuation allowance:
Balance at beginning of period	—	—
Impairment recoveries	—	—
Balance at end of period	$—	$—
Net carrying value of mortgage servicing rights at end of period	$3,318	$3,344
Fair value of mortgage servicing rights at end of period	$7,800	$7,718
The balance of MSRs is located in Accrued Income and Other Assets on the Consolidated Statements of Financial Condition. At March 31, 2026, and 2025, the fair value of MSRs exceeded the carrying value reported in the Consolidated Statements of Financial Condition by $4.48 million and $4.37 million, respectively. This difference represents increases in the fair value of certain MSRs that could not be recorded above cost basis.
Mortgage loan contractual servicing fees, including late fees and ancillary income, were $0.58 million and $0.59 million for the three months ended March 31, 2026, and 2025, respectively. Mortgage loan contractual servicing fees are included in Mortgage Banking on the Consolidated Statements of Income.
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
The following table shows financial instruments whose contract amounts represent credit risk.

(Dollars in thousands)	March 31, 2026	December 31, 2025
Amounts of commitments:
Loan commitments to extend credit	$1,454,154	$1,438,112
Standby letters of credit	$30,219	$20,870
Commercial and similar letters of credit	$717	$1,435
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
The following table shows the amounts of non-hedging derivative financial instruments.

		Asset derivatives		Liability derivatives
(Dollars in thousands)	Notional or contractual amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
March 31, 2026
Interest rate swap contracts	$1,286,890	Other assets	$13,778	Other liabilities	$14,037
Loan commitments	7,525	Mortgages held for sale	155	N/A	—
Forward contracts - mortgage loan	8,000	Mortgages held for sale	37	N/A	—
Total	$1,302,415		$13,970		$14,037

December 31, 2025
Interest rate swap contracts	$1,242,696	Other assets	$16,486	Other liabilities	$16,798
Loan commitments	8,208	Mortgages held for sale	153	N/A	—
Forward contracts - mortgage loan	10,000	N/A	—	Mortgages held for sale	21
Total	$1,260,904		$16,639		$16,819

The following table shows the amounts included in the Consolidated Statements of Income for non-hedging derivative financial instruments.

		Gain (loss)
		Three Months Ended March 31,
(Dollars in thousands)	Statement of Income classification	2026	2025
Interest rate swap contracts	Other expense	$52	$(21)
Interest rate swap contracts	Other income	216	451
Loan commitments	Mortgage banking	2	82
Forward contracts - mortgage loan	Mortgage banking	58	(25)
Total		$328	$487
The following table shows the offsetting of financial assets and derivative assets.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2026
Interest rate swaps	$13,778	$—	$13,778	$—	$105	$13,673

December 31, 2025
Interest rate swaps	$16,486	$—	$16,486	$—	$105	$16,381
The following table shows the offsetting of financial liabilities and derivative liabilities.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
March 31, 2026
Interest rate swaps	$14,037	$—	$14,037	$—	$610	$13,427
Repurchase agreements	63,391	—	63,391	63,391	—	—
Total	$77,428	$—	$77,428	$63,391	$610	$13,427

December 31, 2025
Interest rate swaps	$16,798	$—	$16,798	$—	$6,230	$10,568
Repurchase agreements	62,470	—	62,470	62,470	—	—
Total	$79,268	$—	$79,268	$62,470	$6,230	$10,568
If a default in performance of any obligation of a repurchase agreement occurs, each party will set-off property held in respect of transactions against obligations owing in respect of any other transactions. At March 31, 2026, and December 31, 2025, repurchase agreements had a remaining contractual maturity of $63.39 million and $62.42 million in overnight and $0.00 million and $0.05 million in up to 30 days, respectively, and were collateralized by U.S. Treasury and Federal agencies securities.
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
The Company is involved in various entities that are considered to be VIEs. The Company’s investments in VIEs are primarily related to investments promoting affordable housing, community development and renewable energy sources. Some of these tax-advantaged investments support the Company’s regulatory compliance with the Community Reinvestment Act. The Company’s investments in these entities generate a return primarily through the realization of federal and state income tax credits and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These tax credits are recognized as a reduction of tax expense or, for investments qualifying as investment tax credits, as a reduction to the related investment asset. The Company recognized federal and state income tax credits related to its affordable housing and community development tax-advantaged investments in tax expense of $1.13 million and $0.95 million for the three months ended March 31, 2026, and 2025, respectively. The Company also recognized $0.19 million and $0.02 million of investment tax credits for the three months ended March 31, 2026, and 2025, respectively.
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

(Dollars in thousands)	March 31, 2026	December 31, 2025
Investment carrying amount	$102,900	$72,390
Unfunded capital and other commitments	78,730	57,989
Maximum exposure to loss	89,670	84,442
The Company is required to consolidate VIEs in which it has concluded it has significant involvement and the ability to direct the activities that impact the entity’s economic performance. The Company is the managing general partner of entities in which it shares interest in tax-advantaged investments with a third party. At March 31, 2026, and December 31, 2025, approximately $47.60 million and $47.87 million, respectively, of the Company’s assets and $0.00 million and $0.00 million, respectively, of its liabilities included on the Consolidated Statements of Financial Condition were related to tax-advantaged investment VIEs which the Company has consolidated. The assets of the consolidated VIEs are reported in Other Assets, the liabilities are reported in Other Liabilities, and the non-controlling interest is reported in Equity on the Consolidated Statements of Financial Condition. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIE do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIE is generally limited to the carrying value of its variable interest plus any related tax credits previously recognized.
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
The following table shows subordinated notes at March 31, 2026.

(Dollars in thousands)	Amount of Subordinated Notes	Interest Rate	Maturity Date
June 2007 issuance (1)	$41,238	7.22%	6/15/2037
August 2007 issuance (2)	17,526	5.42%	9/15/2037
Total	$58,764

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
Stock options, where the exercise price was greater than the average market price of the common shares, were excluded from the computation of diluted earnings per common share because the result would have been antidilutive. There were no stock options outstanding as of March 31, 2026, and 2025.
The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended March 31,
(Dollars in thousands - except per share amounts)	2026	2025
Distributed earnings allocated to common stock	$9,753	$8,837
Undistributed earnings allocated to common stock	29,815	28,366
Net earnings allocated to common stock	39,568	37,203
Net earnings allocated to participating securities	388	317
Net income allocated to common stock and participating securities	$39,956	$37,520

Weighted average shares outstanding for basic earnings per common share	24,276,666	24,546,819
Dilutive effect of stock compensation	—	—
Weighted average shares outstanding for diluted earnings per common share	24,276,666	24,546,819

Basic earnings per common share	$1.63	$1.52
Diluted earnings per common share	$1.63	$1.52

Note 12 — Stock Based Compensation
As of March 31, 2026, the Company had four active stock-based employee compensation plans, which are more fully described in Note 16 of the Consolidated Financial Statements in 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2025. These plans include three executive stock award plans, the Executive Incentive Plan (EIP), the Restricted Stock Award Plan (RSAP), the Strategic Deployment Incentive Plan (SDP); and the Employee Stock Purchase Plan (ESPP). The 2011 Stock Option Plan was approved by the shareholders on April 21, 2011, but the Company had not made any grants through March 31, 2026.

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
Total fair value of options vested and expensed was zero for the three months ended March 31, 2026, and 2025. As of March 31, 2026, and 2025, there were no outstanding stock options. There were no stock options exercised during the three months ended March 31, 2026, and 2025. All shares issued in connection with stock option exercises are issued from available treasury stock.
As of March 31, 2026, there was $17.87 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 3.49 years.
Note 13 — Accumulated Other Comprehensive Loss
The following table presents reclassifications out of accumulated other comprehensive income (loss) related to unrealized gains and losses on available-for-sale securities.

	Three Months Ended March 31,		Affected Line Item in the Consolidated Statements of Income
(Dollars in thousands)	2026	2025
Realized losses included in net income	$—	$—	Losses on investment securities available-for-sale
	—	—	Income before income taxes
Tax effect	—	—	Income tax expense
Net of tax	$—	$—	Net income

Note 14 — Income Taxes
The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized was zero at March 31, 2026, and December 31, 2025. Interest and penalties are recognized through the income tax provision. For the three months ended March 31, 2026, and 2025, the Company recognized no interest expense or penalties. For the three months ended March 31, 2025, the Company recognized the receipt of a one-time $0.74 million after-tax interest payment on federal tax refunds from tax credit carrybacks. There were no accrued interest and penalties at March 31, 2026, and December 31, 2025.
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
The Company elected fair value accounting for mortgages held for sale and for its best-efforts forward sales commitments. The Company economically hedges its mortgages held for sale at the time the interest rate locks are issued to the customers. The Company believes the election for mortgages held for sale will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives or best-efforts forward sales commitments. At March 31, 2026, and December 31, 2025, all mortgages held for sale were carried at fair value.
The following table shows the differences between the fair value carrying amount of mortgages held for sale measured at fair value and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity.

(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Excess of fair value carrying amount over (under) unpaid principal
March 31, 2026
Mortgages held for sale reported at fair value	$3,142	$2,931	$211	(1)

December 31, 2025
Mortgages held for sale reported at fair value	$4,866	$4,647	$219	(1)

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
The following table shows the balance of assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2026
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$530,014	$189,917	$—	$719,931
U.S. States and political subdivisions securities	—	107,709	888	108,597
Mortgage-backed securities — Federal agencies	—	700,568	—	700,568
Corporate debt securities	—	497	—	497
Total debt securities available-for-sale	530,014	998,691	888	1,529,593
Mortgages held for sale	—	3,142	—	3,142
Accrued income and other assets (interest rate swap agreements)	—	13,778	—	13,778
Total	$530,014	$1,015,611	$888	$1,546,513

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$14,037	$—	$14,037
Total	$—	$14,037	$—	$14,037

December 31, 2025
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$516,892	$179,885	$—	$696,777
U.S. States and political subdivisions securities	—	112,080	983	113,063
Mortgage-backed securities — Federal agencies	—	712,143	—	712,143
Corporate debt securities	—	503	—	503
Total debt securities available-for-sale	516,892	1,004,611	983	1,522,486
Mortgages held for sale	—	4,866	—	4,866
Accrued income and other assets (interest rate swap agreements)	—	16,486	—	16,486
Total	$516,892	$1,025,963	$983	$1,543,838

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$16,798	$—	$16,798
Total	$—	$16,798	$—	$16,798

The following table shows changes in Level 3 assets measured at fair value on a recurring basis for the quarters ended March 31, 2026, and 2025.

	U.S. States and political subdivisions securities
	Three months ended March 31,
(Dollars in thousands)	2026	2025
Beginning balance	$983	$1,032
Total gains or losses (realized/unrealized):
Included in earnings	—	—
Included in other comprehensive income (loss)	(5)	16
Purchases	—	—
Issuances	—	—
Sales	—	—
Settlements	—	—
Maturities	(90)	(90)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Ending balance	$888	$958
There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2026, or 2025.
The following table shows the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a recurring basis.

(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
March 31, 2026
Debt securities available-for sale
Direct placement municipal securities	$888	Discounted cash flows	Credit spread assumption	3.28% - 4.33%	3.76%

December 31, 2025
Debt securities available-for sale
Direct placement municipal securities	$983	Discounted cash flows	Credit spread assumption	0.88% - 3.99%	3.45%
Financial Instruments on Non-recurring Basis:
The Company may be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or market accounting or impairment charges of individual assets.
The Credit Policy Committee (CPC), a management committee, is responsible for overseeing the processes and controls for supporting Level 3 valuation inputs used for collateral dependent loans and leases, other real estate, and repossessions. The CPC reviews these assets on a quarterly basis to determine the appropriateness and accuracy of observable inputs which can include, third-party appraisals, auction values, trade publications and borrower-provided information, and unobservable inputs which may include discounts for current market conditions, collateral condition, estimated time to liquidation, and collection considerations. Standard discount frameworks by asset type and valuation source are utilized and deviations from the standard are documented. The discounts are reviewed at least annually to determine whether they remain appropriate. Consideration is given to current trends in market values for the asset categories and realized gains and losses on sales of similar assets. The Loan and Funds Management Committee of the Board of Directors provides oversight for the CPC.
Discounts vary depending on the nature of the assets and the source of value. Aircraft valuations may incorporate quarterly trade publication data adjusted for engine time, condition, and maintenance programs, typically discounted by 10%. Likewise, autos are valued using current auction data, typically discounted by 10%; medium and heavy duty trucks are valued using trade publications and auction data, commonly discounted by 15%. Construction equipment values may reference trade publications and auction data, typically discounted by 20%. Real estate is valued based on appraisals or evaluations, generally discounted by 20% with higher discounts for property in poor condition or property with characteristics which may make it more difficult to market. For commercial loans subject to borrowing base certificates, discounts of at least 20% are applied to receivables and 40% - 75% for inventory with higher discounts when monthly borrowing base certificates are not required or received.

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
The Company has established MSRs valuation policies and procedures based on industry standards, designed to ensure that valuation methodologies are applied consistently and resulting fair value measurements are verifiable. MSRs are accounted for at the lower of cost or fair value. For purposes of impairment assessment, MSRs are stratified based on the predominant risk characteristics of the underlying servicing assets, principally by loan type. The fair value of each tranche of the servicing portfolio is estimated by calculating the present value of expected future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other relevant economic factors. Prepayment rates and discount rates are derived through a third-party pricing agent. Changes in the most significant valuation inputs, including prepayment rates and discount rates, are evaluated in relation to changes in the fair value measurements and an appropriate resolution is made. In addition, an independent third-party fair value analysis is obtained and compared to the Company’s internal valuation for reasonableness. MSRs do not trade in an active, open market with readily observable prices, and while MSRs sales do occur, the specific terms and conditions are not typically publicly available. Accordingly, the characteristics of the Company’s servicing portfolio may differ from those of other MSRs servicing portfolios that do trade.
Other real estate is carried at fair value less estimated costs to sell. Fair value is determined primarily using appraisals and reflects a market value approach. Fair values are reviewed quarterly and new appraisals are obtained annually. Repossessions are similarly valued.
For assets measured at fair value on a nonrecurring basis, the following represents impairment charges (recoveries) recognized on these assets during the quarter ended March 31, 2026: collateral dependent loans and leases - $2.22 million; MSRs - $0.00 million; repossessions - $0.00 million; and other real estate - $0.00 million.

The following table shows the carrying value of assets measured at fair value on a non-recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2026
Collateral dependent loans and leases	$—	$—	$2,414	$2,414
Accrued income and other assets (mortgage servicing rights)	—	—	3,318	3,318
Accrued income and other assets (repossessions)	—	—	1,318	1,318
Total	$—	$—	$7,050	$7,050

December 31, 2025
Collateral dependent loans and leases	$—	$—	$26,175	$26,175
Accrued income and other assets (mortgage servicing rights)	—	—	3,300	3,300
Accrued income and other assets (repossessions)	—	—	267	267
Total	$—	$—	$29,742	$29,742
The following table below shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a non-recurring basis.

(Dollars in thousands)	Carrying Value	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
March 31, 2026
Collateral dependent loans and leases	$2,414	$2,414	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	20% - 20%	20.0%

Mortgage servicing rights	3,318	7,800	Discounted cash flows	Constant prepayment rate (CPR)	5.5% - 17.0%	5.9%
				Discount rate	10.6% - 12.6%	10.8%

Repossessions	1,318	1,626	Appraisals, trade publications and auction values	Discount for lack of marketability	0% - 20%	19%

December 31, 2025
Collateral dependent loans and leases	$26,175	$26,175	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	15% - 30%	23.9%

Mortgage servicing rights	3,300	7,325	Discounted cash flows	Constant prepayment rate (CPR)	6.4% - 33.4%	7.4%
				Discount rate	10.4% - 12.4%	10.6%

Repossessions	267	297	Appraisals, trade publications and auction values	Discount for lack of marketability	0% - 20%	10%
GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.

The following table shows the fair values of the Company’s financial instruments.

(Dollars in thousands)	Carrying or Contract Value	Fair Value	Level 1	Level 2	Level 3
March 31, 2026
Assets:
Cash and due from banks	$61,670	$61,670	$61,670	$—	$—
Federal funds sold and interest bearing deposits with other banks	51,136	51,136	51,136	—	—
Other investments	22,140	22,140	22,140	—	—
Loans and leases, net of allowance for loan and lease losses	6,918,360	6,970,210	—	—	6,970,210
Accrued interest receivable	34,437	34,437	—	34,437	—
Liabilities:
Deposits	$7,227,596	$7,223,444	$5,609,501	$1,613,943	$—
Short-term borrowings	289,180	289,180	154,180	135,000	—
Long-term debt and mandatorily redeemable securities	35,508	35,508	—	35,508	—
Subordinated notes	58,764	55,991	—	55,991	—
Accrued interest payable	24,117	24,117	—	24,117	—
Off-balance-sheet instruments *	—	242	—	242	—

December 31, 2025
Assets:
Cash and due from banks	$69,249	$69,249	$69,249	$—	$—
Federal funds sold and interest bearing deposits with other banks	50,608	50,608	50,608	—	—
Other investments	22,140	22,140	22,140	—	—
Loans and leases, net of allowance for loan and lease losses	6,884,823	6,946,110	—	—	6,946,110
Accrued interest receivable	35,539	35,539	—	35,539	—
Liabilities:
Deposits	$7,225,575	$7,223,139	$5,638,975	$1,584,164	$—
Short-term borrowings	238,621	238,621	113,574	125,047	—
Long-term debt and mandatorily redeemable securities	43,330	43,292	—	43,292	—
Subordinated notes	58,764	59,076	—	59,076	—
Accrued interest payable	24,738	24,738	—	24,738	—
Off-balance-sheet instruments *	—	139	—	139	—

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
The accounting policies of the commercial banking segment are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2025. The chief operating decision maker assesses performance for the commercial banking segment and decides how to allocate resources based on net income available to common shareholders which is also reported on the Consolidated Statements of Income as net income available to common shareholders. The measure of segment assets is reported on the Consolidated Statements of Financial Condition as total assets.
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
ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis is presented to provide information concerning 1st Source Corporation and its subsidiaries’ (collectively referred to as “the Company”, “we”, and “our”) financial condition as of March 31, 2026, as compared to December 31, 2025, and the results of operations for the three months ended March 31, 2026, and 2025. This discussion and analysis should be read in conjunction with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2025 Annual Report.
Except for historical information contained herein, the matters discussed in this document express “forward-looking statements.” Generally, the words “believe,” “contemplate,” “seek,” “plan,” “possible,” “assume,” “hope,” “expect,” “intend,” “targeted,” “continue,” “remain,” “estimate,” “anticipate,” “project,” “will,” “should,” “indicate,” “would,” “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Those statements, including statements, projections, estimates or assumptions concerning future events or performance, and other statements that are other than statements of historical fact, are subject to material risks and uncertainties. We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. We may make other written or oral forward-looking statements from time to time. Readers are advised that various important factors could cause our actual results or circumstances for future periods to differ materially from those anticipated or projected in such forward-looking statements. Such factors include, but are not limited to, changes in law, regulations or GAAP; our competitive position within the markets we serve; increasing consolidation within the banking industry; unforeseen changes in interest rates; unforeseen changes in loan prepayment assumptions; unforeseen downturns in or major events affecting the local, regional or national economies or the industries in which we have credit concentrations; potential impacts of epidemics, pandemics or other infectious disease outbreaks; and other matters discussed in our filings with the SEC, including our Annual Report on Form 10-K  for 2025, which filings are available from the SEC. We undertake no obligation to publicly update or revise any forward-looking statements.

FINANCIAL CONDITION
Our total assets at March 31, 2026, were $9.11 billion, an increase of $58.16 million or 0.64% from December 31, 2025. Total investment securities available-for-sale were $1.53 billion, an increase of $7.11 million or 0.47% from December 31, 2025. The largest contributor to the increase in investment securities available-for-sale was driven by additional investments made during the period. Federal funds sold and interest bearing deposits with other banks were $51.14 million, an increase of $0.53 million or 1.04% from December 31, 2025. The increase in federal funds sold and interest bearing deposits with other banks was due to higher interest bearing deposits at other banks.

Total loans and leases were $7.08 billion, an increase of $36.86 million or 0.52% from December 31, 2025. The largest contributors to the increase in loans and leases was growth in the renewable energy, commercial real estate, and commercial and agricultural loan portfolios, offset by decreases in the auto and light truck, aircraft, and construction equipment portfolios. Our foreign loan and lease balances, all denominated in U.S. dollars, were $321.91 million and $319.93 million as of March 31, 2026, and December 31, 2025, respectively. Foreign loans and leases are in aircraft financing. Loan and lease balances to borrowers in Brazil and Mexico were $137.27 million and $167.83 million as of March 31, 2026, respectively, compared to $136.98 million and $163.70 million as of December 31, 2025, respectively. As of March 31, 2026, and December 31, 2025, there was not a significant concentration in any other country.
Equipment owned under operating leases was $6.60 million, a decrease of $0.36 million, or 5.18% compared to December 31, 2025. The largest contributors to the decrease in equipment owned under operating leases was reduced leasing volume primarily due to a change in customer preferences and continued competitive pricing pressure for new business.
Total deposits were $7.23 billion at March 31, 2026, relatively flat compared to the end of 2025. Changes to the mix in total deposits included higher noninterest-bearing demand deposits, brokered deposits, and savings deposits, offset by a decrease in interest-bearing demand deposits. Rate competition for deposits persisted during the first quarter across our footprint from various sources, including traditional bank and credit union competitors, money market funds, bond markets, and other non-bank alternatives.
Short-term borrowings were $289.18 million, an increase of $50.56 million or 21.19% from December 31, 2025, due primarily to an increase in federal funds purchased and short-term FHLB borrowings. Long-term debt and mandatorily redeemable securities were $35.51 million, a decrease of $7.82 million or 18.05% from December 31, 2025, due primarily to the maturity of a $10.00 million long-term borrowing. Accrued expenses and other liabilities were $181.54 million, an increase of $10.65 million or 6.23% from December 31, 2025, mainly due to increased unfunded partnership commitments offset by decreases due to annual incentive-related payments to employees.
The following table shows accrued income and other assets.

(Dollars in thousands)	March 31, 2026	December 31, 2025
Accrued income and other assets:
Bank owned life insurance cash surrender value	$88,488	$88,357
Operating lease right of use assets	22,662	20,130
Accrued interest receivable	34,437	35,539
Mortgage servicing rights	3,318	3,300
Repossessions	1,319	267
Partnership investments carrying amount	150,501	120,260
Deferred tax assets	42,239	44,959
All other assets	29,683	39,109
Total accrued income and other assets	$372,647	$351,921
The largest contributor to the increase in accrued income and other assets from December 31, 2025, was an increase in partnership investments.
CAPITAL
As of March 31, 2026, total shareholders’ equity was $1.28 billion, up $2.99 million, or 0.23% from the $1.27 billion at December 31, 2025. In addition to net income of $39.96 million, other significant changes in shareholders’ equity during the first three months of 2026 included $23.35 million in common stock repurchased and $9.79 million of dividends paid. The accumulated other comprehensive loss component of shareholders’ equity increased to $40.90 million at March 31, 2026, compared to $34.78 million at December 31, 2025, due to changes in market conditions on our available-for-sale investment portfolio. Our shareholders’ equity-to-assets ratio was 14.02% as of March 31, 2026, compared to 14.08% at December 31, 2025. Book value per common share increased to $53.10 at March 31, 2026, from $52.32 at December 31, 2025, primarily due to increased retained earnings.
We declared and paid cash dividends per common share of $0.40 during the first quarter of 2026. The trailing four quarters dividend payout ratio, representing cash dividends per common share divided by diluted earnings per common share, was 23.93%. The dividend payout is continually reviewed by management and the Board of Directors subject to the Company’s capital and dividend policy.
The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations.

The actual capital amounts and ratios of 1st Source Corporation and 1st Source Bank as of March 31, 2026, remained at their historically strong and conservative levels and are presented in the table below.

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$1,441,417	17.80%	$647,935	8.00%	$850,414	10.50%	$809,918	10.00%
1st Source Bank	1,339,689	16.54	647,964	8.00	850,453	10.50	809,955	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	1,339,277	16.54	485,951	6.00	688,430	8.50	647,935	8.00
1st Source Bank	1,237,544	15.28	485,973	6.00	688,462	8.50	647,964	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	1,239,395	15.30	364,463	4.50	566,943	7.00	526,447	6.50
1st Source Bank	1,194,662	14.75	364,480	4.50	566,969	7.00	526,471	6.50
Tier 1 Capital (to Average Assets):
1st Source Corporation	1,339,277	14.90	359,614	4.00	N/A	N/A	449,517	5.00
1st Source Bank	1,237,544	13.76	359,652	4.00	N/A	N/A	449,564	5.00
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
We maintain prudent strategies to support a strong liquidity position. The following table represents our sources of liquidity as of March 31, 2026.

(Dollars in thousands)	Available
Internal Sources
Unencumbered securities	$1,235,447
External Sources
FHLB advances(1)	471,293
FRB borrowings	385,666
Fed funds purchased(2)	320,000
Brokered deposits(3)	650,713
Listing services deposits(3)	454,253
Total liquidity	$3,517,372
% of Total deposits net brokered and listing services certificates of deposit	50.49%
(1) Availability is shown net of required stock purchases under the FHLB activity-based stock ownership requirement, which is currently 4.50%, and may vary
(2) Availability contingent on correspondent bank approvals at time of borrowing
(3) Availability contingent on internal borrowing guidelines
External sources as listed in the table above are managed to approved guidelines by our Board of Directors. Total net available liquidity was $3.52 billion at March 31, 2026, which accounted for approximately 50% of total deposits net of brokered and listing services certificates of deposit.
Our loan to asset ratio was 77.73% at March 31, 2026, compared to 77.82% at December 31, 2025 and 76.57% at March 31, 2025. Cash and cash equivalents totaled $118.81 million at March 31, 2026, compared to $119.86 million at December 31, 2025 and $222.82 million at March 31, 2025. The decrease in cash and cash equivalents was primarily due to funding loan growth and purchases of investment securities available-for-sale. At March 31, 2026, the Consolidated Statements of Financial Condition was rate sensitive by $245.08 million more liabilities than assets scheduled to reprice within one year, or approximately 0.94%. Management believes that the present funding sources provide adequate liquidity to meet our cash flow needs.

Under Indiana law governing the collateralization of public fund deposits, the Indiana Board of Depositories determines which financial institutions are required to pledge collateral based on the strength of their financial ratings. We have been informed that no collateral is required for our public fund deposits. However, the Board of Depositories could alter this requirement in the future and adversely impact our liquidity. Our potential liquidity exposure if we must pledge collateral is approximately $1.31 billion.
RESULTS OF OPERATIONS
Net income available to common shareholders for the three month period ended March 31, 2026, was $39.96 million compared to $37.52 million for the same period in 2025. Diluted net income per common share was $1.63 for the three month period ended March 31, 2026, compared to $1.52 earned for the same period in 2025. Return on average common shareholders’ equity was 12.53% for the three months ended March 31, 2026, compared to 13.33% in 2025. The return on total average assets was 1.80% for the three months ended March 31, 2026, compared to 1.72% in 2025.
Net income increased for the three months ended March 31, 2026, compared to the first three months of 2025. Net interest income increased offset partially by an increase in the provision for credit losses and noninterest expense. Details of the changes in the various components of net income are discussed further below.

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
DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL

				Three Months Ended
	March 31, 2026			December 31, 2025			March 31, 2025
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
ASSETS
Investment securities available-for-sale:
Taxable	$1,493,065	$11,704	3.18%	$1,483,960	$10,802	2.89%	$1,488,005	$8,153	2.22%
Tax exempt(1)	34,005	387	4.62%	35,215	398	4.48%	31,172	349	4.54%
Mortgages held for sale	4,930	75	6.17%	5,228	78	5.92%	2,409	39	6.57%
Loans and leases, net of unearned discount(1)	7,022,759	113,423	6.55%	6,953,090	119,979	6.85%	6,798,952	113,596	6.78%
Other investments	63,852	699	4.44%	174,112	1,887	4.30%	114,252	1,314	4.66%
Total earning assets(1)	8,618,611	126,288	5.94%	8,651,605	133,144	6.11%	8,434,790	123,451	5.94%
Cash and due from banks	57,339			75,004			64,009
Allowance for loan and lease losses	(163,666)			(162,941)			(157,318)
Other assets	508,021			506,803			514,797
Total assets	$9,020,305			$9,070,471			$8,856,278

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$5,605,444	$32,578	2.36%	$5,783,353	$37,308	2.56%	$5,745,134	$39,846	2.81%
Short-term borrowings:
Securities sold under agreements to repurchase	53,514	91	0.69%	59,330	121	0.81%	58,232	104	0.72%
Other short-term borrowings	173,524	1,629	3.81%	13,028	113	3.44%	18,450	128	2.81%
Subordinated notes	58,764	995	6.87%	58,764	1,002	6.76%	58,764	1,014	7.00%
Long-term debt and mandatorily redeemable securities	39,521	702	7.20%	42,427	1,147	10.73%	39,675	1,274	13.02%
Total interest-bearing liabilities	5,930,767	35,995	2.46%	5,956,902	39,691	2.64%	5,920,255	42,366	2.90%
Noninterest-bearing deposits	1,586,125			1,637,653			1,588,408
Other liabilities	167,427			168,962			139,379
Shareholders’ equity	1,292,902			1,261,725			1,141,922
Noncontrolling interests	43,084			45,229			66,314
Total liabilities and equity	$9,020,305			$9,070,471			$8,856,278
Less: Fully tax-equivalent adjustments		(155)			(158)			(147)
Net interest income/margin (GAAP-derived)(1)		$90,138	4.24%		$93,295	4.28%		$80,938	3.89%
Fully tax-equivalent adjustments		155			158			147
Net interest income/margin - FTE(1)		$90,293	4.25%		$93,453	4.29%		$81,085	3.90%

(1) See “Reconciliation of Non-GAAP Financial Measures” at the end of this section for additional information on this performance measure/ratio.
Quarter Ended March 31, 2026, compared to the Quarter Ended March 31, 2025
The taxable-equivalent net interest income for the three months ended March 31, 2026, was $90.29 million, an increase of 11.36% over the same period in 2025. The net interest margin on a fully taxable-equivalent basis was 4.25% for the three months ended March 31, 2026, compared to 3.90% for the three months ended March 31, 2025.
During the three month period ended March 31, 2026, average earning assets increased $183.82 million, up 2.18% over the comparable period in 2025. Average interest-bearing liabilities increased $10.51 million or 0.18%. The yield on average earning assets remained stable at 5.94% at March 31, 2026, unchanged from the same period in the prior year. Total cost of average interest-bearing liabilities decreased 44 basis points to 2.46% from 2.90%, primarily as a result of lower rates on interest-bearing deposits and decreased interest expense on mandatorily redeemable securities offset by increased short-term borrowing costs. The result to the tax-equivalent net interest margin, or the ratio of tax-equivalent net interest income to average earning assets, was an increase of 35 basis points.

The largest contributors to the improved yield on average earning assets for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was an increase in average loan and lease balances and improved yields on investments from portfolio repositioning trades executed during 2025 offset by lower rates on other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank (FHLB) stock and commercial paper. The yield on loans and leases decreased 23 basis points, mainly from lower rates on loans during the quarter compared to the prior year first quarter. Average loans and leases increased $223.81 million or 3.29%, primarily in the renewable energy, commercial real estate, residential real estate and home equity, commercial and agricultural, and construction equipment portfolios. Net interest recoveries positively contributed one basis point to the yield on average loans and leases during the quarter and nine basis points to the average loans and leases yield during the prior year first quarter. Average investment securities increased $7.89 million or 0.52%, driven by additional investments made during the period. Average other investments, primarily held at the Federal Reserve Bank, decreased $50.40 million or 44.11%.
Average interest-bearing deposits decreased $139.69 million or 2.43% for the first quarter of 2026 over the same period in 2025 primarily from lower brokered deposits, offset with an increase in savings deposits and interest-bearing demand deposits. The effective rate on average interest-bearing deposits decreased 45 basis points to 2.36% from 2.81%, primarily as a result of Fed rate cuts during 2025 and lower brokered deposit balances. Average noninterest-bearing deposits decreased $2.28 million or 0.14% for the first quarter of 2026 over the same period in 2025.
Average short-term borrowings increased $150.36 million or 196.08% for the first quarter of 2026, compared to the same period in 2025. Interest on short-term borrowings increased 184 basis points primarily due to the increase in average balances in federal funds purchased and FHLB borrowings. Interest on subordinated notes decreased 13 basis points during the first quarter of 2026 from the same period a year ago due to a variable rate decrease on one tranche. Average long-term debt and mandatorily redeemable securities balances decreased $0.15 million or 0.39%. Interest on long-term debt and mandatorily redeemable securities decreased 582 basis points during the first quarter of 2026 from the same period in 2025, primarily due to lower imputed interest on mandatorily redeemable securities from a smaller increase in book value per share during the quarter compared to the previous year’s first quarter. Mandatorily redeemable securities are issued under the terms of one of our executive incentive compensation plans and are settled based on book value per share with changes from the previous reporting date recorded as interest expense.

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

		Three Months Ended
		March 31,	December 31,	March 31,
(Dollars in thousands)		2026	2025	2025
Calculation of Net Interest Margin
(A)	Interest income (GAAP)	$126,133	$132,986	$123,304
	Fully tax-equivalent adjustments:
(B)	- Loans and leases	75	76	75
(C)	- Tax-exempt investment securities	80	82	72
(D)	Interest income - FTE (A+B+C)	126,288	133,144	123,451
(E)	Interest expense (GAAP)	35,995	39,691	42,366
(F)	Net interest income (GAAP) (A–E)	90,138	93,295	80,938
(G)	Net interest income - FTE (D–E)	90,293	93,453	81,085
(H)	Annualization factor	4.056	3.967	4.056
(I)	Total earning assets	$8,618,611	$8,651,605	$8,434,790
	Net interest margin (GAAP-derived) (F*H)/I	4.24%	4.28%	3.89%
	Net interest margin - FTE (G*H)/I	4.25%	4.29%	3.90%

PROVISION AND ALLOWANCE FOR CREDIT LOSSES
The provision for credit losses for the three months ended March 31, 2026, was $7.27 million, compared to $3.27 million during the three months ended March 31, 2025. Net charge-offs of $3.96 million or 0.23% of average loans and leases were recorded for the first quarter of 2026, compared to $0.18 million or 0.01% of average loans and leases for the same quarter a year ago. Net charge-offs recognized in 2026 are principally concentrated in the auto and light truck, construction equipment, and consumer portfolios offset by net recoveries in the commercial and agricultural portfolio. Charge-offs in the auto and light truck portfolio were primarily from two unique accounts who provide special trailer units serving the film industry.
The provision for credit losses for the three months ended March 31, 2026, was driven primarily by changes in forward-looking forecast assumptions, along with modest loan growth during the period. We increased our forecast adjustment as the outlook for several primary economic factors modestly deteriorated from the prior quarter’s analysis, with adverse effects expected over the two-year forecast horizon. Key risks include heightened global geopolitical uncertainty, increased volatility and higher energy prices, firming inflationary expectations, ever-changing trade policies, and overall macroeconomic uncertainty. Reserves for assets individually evaluated total $0.64 million this quarter, consisting of accounts in our commercial and agricultural and construction equipment portfolios.
We remain attentive to potential risks within the small business segment of the commercial and agricultural portfolio as domestic trade proposals increase the potential for pricing instability and shifting demand dynamics impact our customers. The agricultural portion of this portfolio remains under stress as grain producers struggle with higher input costs and low commodity prices. Within the auto and light truck portfolio, borrowers continue to contend with lower rental rates, higher fleet carrying costs, and industry overcapacity. Charge-offs recognized during the quarter increased historical loss rates for this portfolio, resulting in modest offsetting reductions to certain qualitative factors, as quantitative loss experience more fully reflects current portfolio risk characteristics. The medium and heavy duty truck portfolio is managing through a prolonged industry downturn, where sharply increasing fuel prices are an additional concern. Consumer financial stress indicators remain elevated, economic imbalances persist, and overall consumer confidence remains subdued. The impact from higher energy prices, should they persist, is expected to be widespread. Volatile energy prices represent a meaningful headwind across multiple portfolios.
We modestly adjusted an economic uncertainty qualitative factor to reflect the current environment’s heightened geopolitical uncertainty. We continually evaluate risks that may impact our loan portfolios including an uncertain domestic and global economic outlook influenced by evolving trade policies and the Federal Reserve’s efforts to balance inflation, interest rate considerations, and labor market conditions in support of overall economic stability. Downside economic risks have increased and fragile growth prospects raise the potential for adverse outcomes in both domestic and global markets. Uncertainty is pervasive. Ongoing macroeconomic instability and higher interest rates may contribute to increased volatility in asset prices and place downward pressure on the values of collateral securing our loans.

Our aircraft portfolio exhibits collateral concentration and contains $321.91 million of foreign exposure at March 31, 2026, the majority of which is in Mexico and Brazil. We regularly review political and economic conditions in these markets to assess potential impact on borrower performance. Credit quality in the aircraft portfolio remains stable, and we have experienced minimal credit losses in recent years. However, the portfolio has historically experienced periods of elevated and unanticipated losses, primarily driven by abrupt declines in collateral values coinciding with borrower financial stress. We review and assess aircraft values on an ongoing basis utilizing a tiered approach to establishing advance rates and amortization schedules to limit collateral exposure with continuous monitoring of individual borrower performance and overall portfolio trends.
On March 31, 2026, 30 day and over loan and lease delinquency as a percentage of loan and lease balances was 0.14%, compared to 0.09% on March 31, 2025. The allowance for loan and lease losses as a percentage of loans and leases outstanding at the end of the period was 2.33%, compared to 2.29% one year ago. A summary of loan and lease loss experience during the three months ended March 31, 2026, and 2025 is located in Note 5 of the Consolidated Financial Statements.
NONPERFORMING ASSETS
The following table shows nonperforming assets.

(Dollars in thousands)	March 31, 2026	December 31, 2025	March 31, 2025
Loans and leases past due 90 days or more and accruing	$398	$460	$122
Nonaccrual loans and leases	71,652	76,602	40,540
Repossessions	1,319	267	2,410
Equipment owned under operating leases	46	49	—
Total nonperforming assets	$73,415	$77,378	$43,072
Nonperforming assets to loans and leases, net of unearned discount	1.03%	1.09%	0.63%
Nonperforming assets totaled $73.42 million at March 31, 2026, a decrease of 5.12% from the $77.38 million reported at December 31, 2025, and a 70.45% increase from the $43.07 million reported at March 31, 2025. The decrease in nonperforming assets during the first three months of 2026 was primarily related to lower nonaccrual loans and leases. The increase in nonperforming assets as of March 31, 2026, from March 31, 2025, was related to an increase in nonaccrual loans and leases. There are currently no properties held in other real estate related to our residential real estate and home equity portfolio as of March 31, 2026.
The decrease in nonaccrual loans and leases at March 31, 2026, from December 31, 2025, was predominantly related to charge-off activity in our auto and light truck portfolio during the quarter and payoffs in the commercial real estate portfolio. A summary of nonaccrual loans and leases and past due aging for the periods ended March 31, 2026, and December 31, 2025, is located in Note 4 of the Consolidated Financial Statements.
Repossessions consisted primarily of three loan relationships in the construction equipment portfolio, coupled with minimal amounts in our commercial, auto and light truck, and consumer portfolios at March 31, 2026. At the time of repossession, the recorded amount of the loan or lease is written down to the fair value of the equipment or vehicle by a charge to the allowance for loan and lease losses or other income, if a positive adjustment, unless the equipment is in the process of immediate sale. Any subsequent fair value write-downs or write-ups, to the extent of previous write-downs, are included in noninterest expense.
The following table shows a summary of repossessions and other real estate.

(Dollars in thousands)	March 31, 2026	December 31, 2025	March 31, 2025
Commercial and agricultural	$68	$21	$10
Renewable energy	—	—	—
Auto and light truck	25	—	221
Medium and heavy duty truck	—	—	—
Aircraft	—	—	—
Construction equipment	1,215	192	2,134
Commercial real estate	—	—	—
Residential real estate and home equity	—	—	—
Consumer	11	54	45
Total	$1,319	$267	$2,410
For financial statement purposes, nonaccrual loans and leases are included in loan and lease outstandings, whereas repossessions and other real estate are included in other assets.

NONINTEREST INCOME
The following table shows the details of noninterest income.

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025	$ Change	% Change
Noninterest income:
Trust and wealth advisory	$7,018	$6,666	$352	5.28%
Service charges on deposit accounts	3,354	3,071	283	9.22%
Debit card	4,380	4,149	231	5.57%
Mortgage banking	1,011	853	158	18.52%
Insurance commissions	2,511	2,440	71	2.91%
Equipment rental	589	899	(310)	(34.48)%
Other	4,138	5,025	(887)	(17.65)%
Total noninterest income	$23,001	$23,103	$(102)	(0.44)%
NM = Not Meaningful
Trust and wealth advisory fees (which include investment management fees, estate administration fees, mutual fund fees, annuity fees, and fiduciary fees) increased during the three months ended March 31, 2026, compared with the same period a year ago. Trust and wealth advisory fees are largely based on the number and size of client relationships and the market value of assets under management. The market value of trust assets under management at March 31, 2026, December 31, 2025, and March 31, 2025, was $6.28 billion, $6.28 billion, and $5.93 billion, respectively.
Service charges on deposit accounts increased for the three months ended March 31, 2026, compared to the same period in 2025. The increase in service charges on deposit accounts was the result of higher consumer nonsufficient fund and overdraft transactions.
Debit card income increased during the three months ended March 31, 2026, compared to the same period a year ago. The increase during this period was due to higher transaction volumes along with changes in client transaction behavior and merchant network routing patterns.

Mortgage banking income increased for the three months ended March 31, 2026 over the comparable period in 2025. The increase was due to higher production of loans originated for the secondary market compared to the first three months of 2025 resulting in increased income on loans sold into the secondary market. This increase was partially offset by a reduction in servicing income as the overall secondary servicing portfolio declined compared to the same period a year ago.
Insurance commissions increased during the three months ended March 31, 2026, compared to the same period a year ago. The increase was mainly due to higher contingent commissions received and an increased book of business.
Equipment rental income decreased for the three months ended March 31, 2026, over the comparable period in 2025. The decline was the result of a reduction in the average equipment rental portfolio by 36.25% over the same period a year ago, due to changing customer preferences and competitive pricing pressures for new business.
Other income decreased for the three months ended March 31, 2026, compared to the same period in 2025. The decrease was primarily the result of lower partnership investment gains, fewer customer interest rate swap fees, and reduced brokerage fees and commissions.

NONINTEREST EXPENSE
The following table shows the details of noninterest expense.

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$32,821	$32,115	$706	2.20%
Net occupancy	3,548	3,224	324	10.05%
Furniture and equipment	1,462	1,347	115	8.54%
Data processing	7,573	7,291	282	3.87%
Depreciation – leased equipment	454	718	(264)	(36.77)%
Professional fees	1,575	1,668	(93)	(5.58)%
FDIC and other insurance	1,449	1,440	9	0.63%
Business development and marketing	1,903	1,925	(22)	(1.14)%
Other	3,732	3,348	384	11.47%
Total noninterest expense	$54,517	$53,076	$1,441	2.71%
Salaries and employee benefits increased during the three months ended March 31, 2026, compared to the same period in 2025. Higher salaries and employee benefits were mainly a result of normal merit increases.
Net occupancy expense increased during the three months ended March 31, 2026, compared to the same period in 2025. The increase was primarily due to increased snow removal costs from seasonal weather conditions.
Furniture and equipment expenses, including depreciation, increased during the first three months of 2026, compared to the same period a year ago. The increase was mainly due to higher equipment depreciation and an increase in equipment repairs.
Data processing expense grew during the three months ended March 31, 2026, compared to the same period a year ago due primarily to increased software maintenance expense on technology projects and higher computer processing charges.
Depreciation on leased equipment decreased for the three months ended March 31, 2026, compared to the same period in 2025. Depreciation on leased equipment correlates with the decrease in equipment rental income.
Professional fees were lower during the three months ended March 31, 2026, compared to the same period a year ago due primarily to lower legal and professional consulting fees.
FDIC and other insurance remained flat during the three months ended March 31, 2026, compared to the same period in 2025.
Business development and marketing expense decreased during the three months ended March 31, 2026, compared with the same period in 2025. The decrease was primarily due to lower business development and travel expenses offset by higher marketing promotions.
Other expenses were higher during the first three months of 2026, compared to the same period a year ago. The increase was primarily the result of higher collection and repossession expenses, increased foreclosure servicing expenses, a rise in debit card losses, and higher employee training and travel related expenses offset by lower check fraud losses.
INCOME TAXES
The provision for income taxes for the three month period ended March 31, 2026, was $11.39 million compared to $10.18 million for the same period in 2025. The effective tax rate was 22.18% and 21.34% for the quarters ended March 31, 2026, and 2025, respectively. The increase in the year-to-date effective tax rate was due to a one-time $0.74 million after-tax interest payment on federal tax refunds from tax credit carrybacks recorded in the first quarter of 2025.
ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risks faced by 1st Source since December 31, 2025. For information regarding our market risk, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 4.
CONTROLS AND PROCEDURES
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2026, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the first fiscal quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION
ITEM 1.        Legal Proceedings.
1st Source and its subsidiaries are involved in various legal proceedings that are inherent risks of, or incidental to, the conduct of our businesses. Management does not expect the outcome of any such proceeding will have a material adverse effect on our consolidated financial position or results of operations.
ITEM 1A.    Risk Factors.
There have been no material changes in risks faced by 1st Source since December 31, 2025. For information regarding our risk factors, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 2.        Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs
January 01 - 31, 2026	—	$—	—	766,967
February 01 - 28, 2026	149,095	69.61	149,095	617,872
March 01 - 31, 2026	189,261	67.44	189,261	428,611

*1st Source maintains a stock repurchase plan that was authorized by the Board of Directors on October 19, 2023. Under the terms of the plan, 1st Source may repurchase up to 1,000,000 shares of its common stock from time to time to mitigate the potential dilutive effects of stock-based incentive plans and other potential uses of common stock for corporate purposes. Since the inception of the plan, 1st Source has repurchased 571,389 shares.
ITEM 3.        Defaults Upon Senior Securities.
None
ITEM 4.        Mine Safety Disclosures.
None
ITEM 5.        Other Information.
During the three months ended March 31, 2026, there were no “Rule 10b5-1 trading plans” or “non-Rule 10b5-1 trading arrangements” adopted, modified or terminated by any director or officer of the Company (as each term is defined in Item 408(a) of Regulation S-K).

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

1st Source Corporation

DATE	April 23, 2026	/s/ ANDREA G. SHORT
Andrea G. Short President and CEO

DATE	April 23, 2026	/s/ BRETT A. BAUER
Brett A. Bauer Treasurer and Chief Financial Officer Principal Accounting Officer