Form 10-Q
period 2026-06-30
1ST SOURCE CORP
filed 2026-07-23
CIK 34782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Number of shares of common stock outstanding as of July 17, 2026 — 24,081,826 shares

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited - Dollars in thousands)

	June 30, 2026	December 31, 2025
ASSETS
Cash and due from banks	$67,497	$69,249
Federal funds sold and interest bearing deposits with other banks	59,806	50,608
Investment securities available-for-sale, at fair value (amortized cost of $1,588,489 and $1,568,429 at June 30, 2026 and December 31, 2025, respectively)	1,527,689	1,522,486
Other investments	22,140	22,140
Mortgages held for sale	4,990	4,866
Loans and leases, net of unearned discount:
Commercial and agricultural	857,330	797,592
Renewable energy	741,164	652,799
Auto and light truck	828,721	887,876
Medium and heavy duty truck	266,719	269,749
Aircraft	1,067,328	1,086,821
Construction equipment	1,275,465	1,221,135
Commercial real estate	1,313,213	1,269,765
Residential real estate and home equity	760,656	740,777
Consumer	109,348	120,155
Total loans and leases	7,219,944	7,046,669
Allowance for loan and lease losses	(166,354)	(161,846)
Net loans and leases	7,053,590	6,884,823
Equipment owned under operating leases, net	5,618	6,964
Premises and equipment, net	57,880	58,318
Goodwill and intangible assets	83,895	83,895
Accrued income and other assets	380,068	351,921
Total assets	$9,263,173	$9,055,270
LIABILITIES
Deposits:
Noninterest-bearing demand	$1,606,287	$1,600,495
Interest-bearing deposits:
Interest-bearing demand	2,669,991	2,592,202
Savings	1,495,425	1,446,278
Time	1,660,542	1,586,600
Total interest-bearing deposits	5,825,958	5,625,080
Total deposits	7,432,245	7,225,575
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	63,494	112,470
Other short-term borrowings	135,996	126,151
Total short-term borrowings	199,490	238,621
Long-term debt and mandatorily redeemable securities	36,026	43,330
Subordinated notes	58,764	58,764
Accrued expenses and other liabilities	183,468	170,890
Total liabilities	7,909,993	7,737,180
SHAREHOLDERS’ EQUITY
Preferred stock; no par value
Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock; no par value
Authorized 40,000,000 shares; issued 28,205,674 at June 30, 2026 and December 31, 2025	436,538	436,538
Retained earnings	1,084,880	1,015,160
Cost of common stock in treasury (4,123,848 shares at June 30, 2026 and 3,836,656 shares at December 31, 2025)	(164,514)	(141,950)
Accumulated other comprehensive loss	(46,516)	(34,777)
Total shareholders’ equity	1,310,388	1,274,971
Noncontrolling interests	42,792	43,119
Total equity	1,353,180	1,318,090
Total liabilities and equity	$9,263,173	$9,055,270
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income:
Loans and leases	$116,814	$117,230	$230,237	$230,790
Investment securities, taxable	12,402	8,602	24,106	16,755
Investment securities, tax-exempt	304	297	611	574
Other	1,561	1,087	2,260	2,401
Total interest income	131,081	127,216	257,214	250,520
Interest expense:
Deposits	34,465	39,106	67,043	78,952
Short-term borrowings	1,507	809	3,227	1,041
Subordinated notes	971	1,007	1,966	2,021
Long-term debt and mandatorily redeemable securities	996	1,102	1,698	2,376
Total interest expense	37,939	42,024	73,934	84,390
Net interest income	93,142	85,192	183,280	166,130
Provision for credit losses:
Provision for credit losses — loans and leases	1,978	7,884	8,988	9,996
(Recovery of) provision for credit losses — unfunded loan commitments	(439)	(194)	(177)	959
Total provision for credit losses	1,539	7,690	8,811	10,955
Net interest income after provision for credit losses	91,603	77,502	174,469	155,175
Noninterest income:
Trust and wealth advisory	8,692	7,266	15,710	13,932
Service charges on deposit accounts	3,432	3,189	6,786	6,260
Debit card	4,734	4,567	9,114	8,716
Mortgage banking	858	1,116	1,869	1,969
Insurance commissions	1,791	1,685	4,302	4,125
Equipment rental	540	779	1,129	1,678
Gains (losses) on investment securities available-for-sale	13	(997)	13	(997)
Other	4,959	5,452	9,097	10,477
Total noninterest income	25,019	23,057	48,020	46,160
Noninterest expense:
Salaries and employee benefits	33,152	31,800	65,973	63,915
Net occupancy	3,387	3,035	6,935	6,259
Furniture and equipment	1,665	1,684	3,127	3,031
Data processing	7,492	7,410	15,065	14,701
Depreciation – leased equipment	423	619	877	1,337
Professional fees	2,152	1,499	3,727	3,167
FDIC and other insurance	1,454	1,438	2,903	2,878
Business development and marketing	2,064	1,884	3,967	3,809
Other	3,236	3,061	6,968	6,409
Total noninterest expense	55,025	52,430	109,542	105,506
Income before income taxes	61,597	48,129	112,947	95,829
Income tax expense	14,055	10,803	25,444	20,980
Net income	47,542	37,326	87,503	74,849
Net loss (income) attributable to noncontrolling interests	2	(7)	(3)	(10)
Net income available to common shareholders	$47,544	$37,319	$87,500	$74,839
Per common share:
Basic net income per common share	$1.95	$1.51	$3.58	$3.02
Diluted net income per common share	$1.95	$1.51	$3.58	$3.02
Basic weighted average common shares outstanding	24,073,382	24,541,385	24,174,463	24,544,120
Diluted weighted average common shares outstanding	24,073,382	24,541,385	24,174,463	24,544,120
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited - Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$47,542	$37,326	$87,503	$74,849
Other comprehensive income (loss):
Unrealized (depreciation) appreciation of available-for-sale securities	(7,109)	13,509	(14,845)	38,699
Reclassification adjustment for realized (gains) losses included in net income	(13)	997	(13)	997
Income tax effect	1,506	(3,383)	3,119	(9,225)
Other comprehensive income (loss), net of tax	(5,616)	11,123	(11,739)	30,471
Comprehensive income (loss)	41,926	48,449	75,764	105,320
Comprehensive (income) loss attributable to noncontrolling interests	2	(7)	(3)	(10)
Comprehensive income (loss) available to common shareholders	$41,928	$48,442	$75,761	$105,310
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - Dollars in thousands, except per share amounts)

	Three Months Ended
	Preferred Stock	Common Stock	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss), Net	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at April 1, 2025	$—	$436,538	$921,717	$(128,912)	$(67,884)	$1,161,459	$59,083	$1,220,542
Net income	—	—	37,319	—	—	37,319	7	37,326
Other comprehensive income	—	—	—	—	11,123	11,123	—	11,123
Issuance of 15,613 common shares under stock based compensation awards	—	—	678	201	—	879	—	879
Cost of 47,428 shares of common stock acquired for treasury	—	—	—	(2,840)	—	(2,840)	—	(2,840)
Common stock dividend ($0.38 per share)	—	—	(9,351)	—	—	(9,351)	—	(9,351)
Distributions to noncontrolling interests	—	—	—	—	—	—	(255)	(255)
Balance at June 30, 2025	$—	$436,538	$950,363	$(131,551)	$(56,761)	$1,198,589	$58,835	$1,257,424

Balance at April 1, 2026	$—	$436,538	$1,047,027	$(164,709)	$(40,900)	$1,277,956	$42,882	$1,320,838
Net income	—	—	47,544	—	—	47,544	(2)	47,542
Other comprehensive loss	—	—	—	—	(5,616)	(5,616)	—	(5,616)
Issuance of 12,945 common shares under stock based compensation awards	—	—	698	195	—	893	—	893
Common stock dividend ($0.43 per share)	—	—	(10,389)	—	—	(10,389)	—	(10,389)
Distributions to noncontrolling interests	—	—	—	—	—	—	(88)	(88)
Balance at June 30, 2026	$—	$436,538	$1,084,880	$(164,514)	$(46,516)	$1,310,388	$42,792	$1,353,180

	Six Months Ended
	Preferred Stock	Common Stock	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss), Net	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2025	$—	$436,538	$890,937	$(129,175)	$(87,232)	$1,111,068	$70,438	$1,181,506
Net income	—	—	74,839	—	—	74,839	10	74,849
Other comprehensive income	—	—	—	—	30,471	30,471	—	30,471
Issuance of 65,616 common shares under stock based compensation awards	—	—	2,803	919	—	3,722	—	3,722
Cost of 54,982 shares of common stock acquired for treasury	—	—	—	(3,295)	—	(3,295)	—	(3,295)
Common stock dividend ($0.74 per share)	—	—	(18,216)	—	—	(18,216)	—	(18,216)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,768)	(1,768)
Liquidation of noncontrolling interests	—	—	—	—	—	—	(9,845)	(9,845)
Balance at June 30, 2025	$—	$436,538	$950,363	$(131,551)	$(56,761)	$1,198,589	$58,835	1,257,424

Balance at January 1, 2026	$—	$436,538	$1,015,160	$(141,950)	$(34,777)	$1,274,971	$43,119	$1,318,090
Net income	—	—	87,500	—	—	87,500	3	87,503
Other comprehensive loss	—	—	—	—	(11,739)	(11,739)	—	(11,739)
Issuance of 51,164 common shares under stock based compensation awards	—	—	2,399	786	—	3,185	—	3,185
Cost of 338,356 shares of common stock acquired for treasury	—	—	—	(23,350)	—	(23,350)	—	(23,350)
Common stock dividend ($0.83 per share)	—	—	(20,179)	—	—	(20,179)	—	(20,179)
Distributions to noncontrolling interests	—	—	—	—	—	—	(330)	(330)
Balance at June 30, 2026	$—	$436,538	$1,084,880	$(164,514)	$(46,516)	$1,310,388	$42,792	$1,353,180
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Dollars in thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net income	$87,503	$74,849
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	8,811	10,955
Depreciation of premises and equipment	2,781	2,438
Depreciation of equipment owned and leased to others	877	1,337
Stock-based compensation	3,280	2,755
Net (accretion) amortization of investment securities available-for-sale	(1,682)	(1,551)
Amortization of mortgage servicing rights	397	350
Amortization of right of use assets	1,579	1,489
Deferred income taxes	4,153	(9,496)
(Gains) losses on investment securities available-for-sale	(13)	997
Originations of loans held for sale, net of principal collected	(38,452)	(27,577)
Proceeds from the sales of loans held for sale	38,989	25,895
Net gain on sale of loans held for sale	(661)	(83)
Net gain on sale of other real estate and repossessions	(377)	(57)
Change in interest receivable	886	422
Change in interest payable	308	(10,381)
Change in other assets	2,902	9,284
Change in other liabilities	(1,797)	36,025
Other	409	(1,006)
Net change in operating activities	109,893	116,645

Investing activities:
Proceeds from sales of investment securities available-for-sale	777	25,709
Proceeds from maturities and paydowns of investment securities available-for-sale	82,966	173,793
Purchases of investment securities available-for-sale	(102,109)	(79,110)
Net change in partnership investments	(14,008)	(6,961)
Net change in other investments	—	1,715
Loans sold or participated to others	41,789	25,985
Proceeds from principal payments on direct finance leases	52,488	39,686
Net change in loans and leases	(275,728)	(319,700)
Net change in equipment owned under operating leases	469	1,493
Purchases of premises and equipment	(2,482)	(4,333)
Proceeds from disposal of premises and equipment	131	15
Proceeds from sales of other real estate and repossessions	1,945	1,439
Net change in investing activities	(213,762)	(140,269)
Financing activities:
Net change in demand deposits and savings accounts	132,728	104,505
Net change in time deposits	73,942	108,129
Net change in short-term borrowings	(39,131)	(139,140)
Payments on long-term debt	(11,863)	(1,915)
Stock issued under stock purchase plans	132	133
Acquisition of treasury stock	(23,350)	(3,295)
Net (distributions to) contributions from noncontrolling interests	(330)	(1,768)
Cash dividends paid on common stock	(20,813)	(18,743)
Net change in financing activities	111,315	47,906

Net change in cash and cash equivalents	7,446	24,282
Cash and cash equivalents, beginning of year	119,857	124,826
Cash and cash equivalents, end of period	$127,303	$149,108
Supplemental Information:
Non-cash transactions:
Loans transferred to other real estate and repossessions	$3,697	$4,315
Common stock matching contribution to Employee Stock Ownership and Profit Sharing Plan	859	1,227
Right of use assets obtained in exchange for lease obligations	4,179	692
Liquidation of noncontrolling interests	—	9,845
Cash paid (received) for:
Interest	73,627	94,770
Income taxes	14,924	(11,663)
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
Note 2 — Recent Accounting Pronouncements
Codification Improvements: In December 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2025-12 “Codification Improvements.” These amendments update the FASB Accounting Standards Codification (ASC) for a broad range of Topics arising from technical corrections, unintended application of the Codification, clarifications, and other minor improvements. The amendments in the ASU, which addresses 33 issues, affect a wide variety of Topics in the Codification and apply to all reporting entities within the scope of the affected accounting guidance. The amendments in this ASU are effective for all entities for annual periods beginning after December 15, 2026, and interim periods within those annual periods. Early adoption is permitted in both interim and annual periods in which financial statements have not yet been issued or made available for issuance. If an entity adopts the amendments in this ASU in an interim period, it must adopt them as of the beginning of the annual period that includes that interim period. An entity may elect to early adopt the amendments on an issue-by-issue basis. The Company is assessing ASU 2025-12 and its impact on its accounting and disclosures.
Interim Reporting: In December 2025, the FASB issued ASU No. 2025-11 “Interim Reporting (Topic 270): Narrow-Scope Improvements.” This ASU does not change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements. The amendments in this ASU (1) clarify that the guidance in Topic 270 applies to all entities that provide interim financial statements and notes in accordance with generally accepted accounting principles (GAAP); (2) create a comprehensive list in FASB ASC Topic 270 of interim disclosures that are required in interim financial statements and notes in accordance with GAAP; (3) incorporate a disclosure principle, which is modeled after previous Securities and Exchange Commission (SEC) guidance, that requires entities to disclose events and changes that occur after the end of the most recent fiscal year that have a material impact on the entity; and (4) improve guidance about information included in and the format of interim financial statements. The amendments in this ASU are effective for pubic business entities for interim periods within annual periods beginning after December 15, 2027, and for entities other than public business entities the amendments are effective for interim periods within annual periods beginning after December 15, 2028. Early adoption is permitted for all entities. The amendments can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is assessing ASU 2025-11 and its impact on its accounting and disclosures.
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
Note 3 — Investment Securities Available-For-Sale
The following table shows investment securities available-for-sale.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2026
U.S. Treasury and Federal agencies securities	$736,718	$312	$(8,428)	$728,602
U.S. States and political subdivisions securities	108,121	514	(1,637)	106,998
Mortgage-backed securities — Federal agencies	743,150	920	(52,477)	691,593
Corporate debt securities	500	—	(4)	496
Total debt securities available-for-sale	$1,588,489	$1,746	$(62,546)	$1,527,689

December 31, 2025
U.S. Treasury and Federal agencies securities	$697,652	$3,171	$(4,046)	$696,777
U.S. States and political subdivisions securities	113,126	1,333	(1,396)	113,063
Mortgage-backed securities — Federal agencies	757,151	3,372	(48,380)	712,143
Corporate debt securities	500	3	—	503
Total debt securities available-for-sale	$1,568,429	$7,879	$(53,822)	$1,522,486
Amortized cost excludes accrued interest receivable which is included in Accrued Income and Other Assets on the Consolidated Statements of Financial Condition. At June 30, 2026, and December 31, 2025, accrued interest receivable on investment securities available-for-sale was $8.47 million and $8.04 million, respectively.
At June 30, 2026, and December 31, 2025, the residential mortgage-backed securities held by the Company consisted primarily of GNMA, FNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government (Government Sponsored Enterprise, GSEs).
The Company did not hold any marketable equity securities at June 30, 2026, and December 31, 2025.
The following table shows the contractual maturities of investments in debt securities available-for-sale at June 30, 2026. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$178,761	$176,163
Due after one year through five years	557,683	551,463
Due after five years through ten years	76,886	76,412
Due after ten years	32,009	32,058
Mortgage-backed securities	743,150	691,593
Total debt securities available-for-sale	$1,588,489	$1,527,689

The following table summarizes gross unrealized losses and fair value by investment category and age. At June 30, 2026, the Company’s available-for-sale securities portfolio consisted of 642 securities, 525 of which were in an unrealized loss position.

	Less than 12 Months		12 months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2026
U.S. Treasury and Federal agencies securities	$517,487	$(5,961)	$150,930	$(2,467)	$668,417	$(8,428)
U.S. States and political subdivisions securities	32,815	(379)	24,557	(1,258)	57,372	(1,637)
Mortgage-backed securities - Federal agencies	195,788	(2,734)	370,066	(49,743)	565,854	(52,477)
Corporate debt securities	496	(4)	—	—	496	(4)
Total debt securities available-for-sale	$746,586	$(9,078)	$545,553	$(53,468)	$1,292,139	$(62,546)

December 31, 2025
U.S. Treasury and Federal agencies securities	$146,252	$(300)	$173,152	$(3,746)	$319,404	$(4,046)
U.S. States and political subdivisions securities	13,587	(81)	29,532	(1,315)	43,119	(1,396)
Mortgage-backed securities - Federal agencies	75,414	(355)	415,247	(48,025)	490,661	(48,380)
Total debt securities available-for-sale	$235,253	$(736)	$617,931	$(53,086)	$853,184	$(53,822)
The Company does not consider available-for-sale securities with unrealized losses at June 30, 2026, to be experiencing credit losses and recognized no resulting allowance for credit losses. The Company does not intend to sell these investments, and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost basis, which may be the maturity dates of the securities. The unrealized losses occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase.
The following table shows the proceeds from sales of available-for-sale debt securities and the gross realized gains and gross realized losses that have been included in earnings as a result of these sales. Realized gains and losses of all securities are computed using the specific identification cost basis.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Proceeds from sales	$777	$25,709	$777	$25,709
Gross realized gains	13	—	13	—
Gross realized losses	—	(997)	—	(997)
At June 30, 2026, and December 31, 2025, investment securities available-for-sale with carrying values of $295.36 million and $237.34 million, respectively, were pledged as collateral for security repurchase agreements and for other purposes.
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

The following table shows the amortized cost of loans and leases, segregated by portfolio segment, credit quality rating and year of origination, as of June 30, 2026, and gross charge-offs for the six months ended June 30, 2026.

	Term Loans and Leases by Origination Year
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and agricultural
Grades 1-6	$77,424	$139,651	$81,099	$58,096	$40,379	$28,165	$389,730	$—	$814,544
Grades 7-12	2,228	2,087	862	4,273	1,024	3,114	29,198	—	42,786
Total commercial and agricultural	79,652	141,738	81,961	62,369	41,403	31,279	418,928	—	857,330
Current period gross charge-offs	—	330	73	46	—	—	303	—	752
Renewable energy
Grades 1-6	173,645	282,774	60,179	81,571	22,894	120,101	—	—	741,164
Grades 7-12	—	—	—	—	—	—	—	—	—
Total renewable energy	173,645	282,774	60,179	81,571	22,894	120,101	—	—	741,164
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Auto and light truck
Grades 1-6	273,392	269,327	128,458	55,689	25,283	8,190	—	—	760,339
Grades 7-12	1,658	14,107	14,416	37,987	194	20	—	—	68,382
Total auto and light truck	275,050	283,434	142,874	93,676	25,477	8,210	—	—	828,721
Current period gross charge-offs	—	161	1,307	2,253	33	13	—	—	3,767
Medium and heavy duty truck
Grades 1-6	48,706	78,185	49,859	39,606	34,225	6,649	—	323	257,553
Grades 7-12	—	1,351	1,256	1,262	4,000	1,297	—	—	9,166
Total medium and heavy duty truck	48,706	79,536	51,115	40,868	38,225	7,946	—	323	266,719
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Aircraft
Grades 1-6	144,732	312,257	191,026	119,401	161,995	88,582	14,744	—	1,032,737
Grades 7-12	1,537	14,351	4,534	4,706	7,656	1,807	—	—	34,591
Total aircraft	146,269	326,608	195,560	124,107	169,651	90,389	14,744	—	1,067,328
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Construction equipment
Grades 1-6	316,107	396,566	275,613	140,775	62,657	23,273	41,450	211	1,256,652
Grades 7-12	—	2,315	4,287	2,300	1,225	8,686	—	—	18,813
Total construction equipment	316,107	398,881	279,900	143,075	63,882	31,959	41,450	211	1,275,465
Current period gross charge-offs	—	994	11	36	83	—	—	—	1,124
Commercial real estate
Grades 1-6	122,770	256,483	243,719	239,939	179,710	231,598	59	—	1,274,278
Grades 7-12	1,627	1,537	14,068	13,624	3,473	4,606	—	—	38,935
Total commercial real estate	124,397	258,020	257,787	253,563	183,183	236,204	59	—	1,313,213
Current period gross charge-offs	—	—	354	—	—	—	—	—	354
Residential real estate and home equity
Performing	52,835	95,165	60,206	48,127	74,605	197,896	218,227	7,979	755,040
Nonperforming	—	378	145	559	1,552	967	1,942	73	5,616
Total residential real estate and home equity	52,835	95,543	60,351	48,686	76,157	198,863	220,169	8,052	760,656
Current period gross charge-offs	—	—	—	—	—	72	54	—	126
Consumer
Performing	19,532	28,965	19,516	12,953	9,045	2,716	16,059	—	108,786
Nonperforming	—	73	31	196	175	87	—	—	562
Total consumer	19,532	29,038	19,547	13,149	9,220	2,803	16,059	—	109,348
Current period gross charge-offs	224	108	136	91	35	32	15	—	641

The following table shows the amortized cost of loans and leases, segregated by portfolio segment, credit quality rating and year of origination, as of December 31, 2025 and gross charge-offs for the year ended December 31, 2025.

	Term Loans and Leases by Origination Year
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and agricultural
Grades 1-6	$166,469	$91,665	$71,108	$47,491	$21,408	$15,469	$342,362	$—	$755,972
Grades 7-12	2,409	555	4,287	1,583	1,503	2,035	29,248	—	41,620
Total commercial and agricultural	168,878	92,220	75,395	49,074	22,911	17,504	371,610	—	797,592
Current period gross charge-offs	220	32	171	198	9	—	1,790	—	2,420
Renewable energy
Grades 1-6	326,861	94,730	82,739	23,454	57,332	67,683	—	—	652,799
Grades 7-12	—	—	—	—	—	—	—	—	—
Total renewable energy	326,861	94,730	82,739	23,454	57,332	67,683	—	—	652,799
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Auto and light truck
Grades 1-6	438,559	206,382	96,058	38,777	9,475	5,038	—	—	794,289
Grades 7-12	7,296	35,446	49,032	1,611	5	197	—	—	93,587
Total auto and light truck	445,855	241,828	145,090	40,388	9,480	5,235	—	—	887,876
Current period gross charge-offs	—	2,010	129	226	1	—	—	—	2,366
Medium and heavy duty truck
Grades 1-6	90,318	60,465	47,654	44,315	10,101	3,478	—	481	256,812
Grades 7-12	284	—	4,729	5,495	2,360	69	—	—	12,937
Total medium and heavy duty truck	90,602	60,465	52,383	49,810	12,461	3,547	—	481	269,749
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Aircraft
Grades 1-6	356,020	211,086	141,743	201,381	112,448	31,204	6,550	—	1,060,432
Grades 7-12	5,063	4,722	4,946	8,141	—	3,517	—	—	26,389
Total aircraft	361,083	215,808	146,689	209,522	112,448	34,721	6,550	—	1,086,821
Current period gross charge-offs	—	—	485	—	—	—	—	—	485
Construction equipment
Grades 1-6	468,572	340,807	203,162	103,306	24,023	14,702	34,925	1,437	1,190,934
Grades 7-12	2,771	5,094	3,734	8,397	912	9,293	—	—	30,201
Total construction equipment	471,343	345,901	206,896	111,703	24,935	23,995	34,925	1,437	1,221,135
Current period gross charge-offs	—	201	1,206	—	—	—	—	—	1,407
Commercial real estate
Grades 1-6	242,722	253,670	275,286	197,066	109,679	157,033	56	—	1,235,512
Grades 7-12	812	13,256	9,897	4,643	3,748	1,897	—	—	34,253
Total commercial real estate	243,534	266,926	285,183	201,709	113,427	158,930	56	—	1,269,765
Current period gross charge-offs	—	5	17	—	—	5	—	—	27
Residential real estate and home equity
Performing	96,957	71,597	54,957	82,427	72,962	141,902	207,536	8,334	736,672
Nonperforming	209	146	549	839	340	72	1,870	80	4,105
Total residential real estate and home equity	97,166	71,743	55,506	83,266	73,302	141,974	209,406	8,414	740,777
Current period gross charge-offs	—	—	—	13	—	5	50	6	74
Consumer
Performing	38,401	26,781	18,328	13,858	3,837	1,142	17,068	—	119,415
Nonperforming	70	34	294	195	106	41	—	—	740
Total consumer	38,471	26,815	18,622	14,053	3,943	1,183	17,068	—	120,155
Current period gross charge-offs	621	287	282	239	52	10	30	—	1,521

The following table shows the amortized cost of loans and leases, segregated by portfolio segment, with delinquency aging and nonaccrual status.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Total Accruing	Total Nonaccrual	Nonaccrual with No Allowance for Credit Loss	Total Financing Receivables
June 30, 2026
Commercial and agricultural	$850,838	$483	$—	$—	$851,321	$6,009	$1,608	$857,330
Renewable energy	741,164	—	—	—	741,164	—	—	741,164
Auto and light truck	785,703	—	—	—	785,703	43,018	31,336	828,721
Medium and heavy duty truck	265,454	—	—	—	265,454	1,265	1,262	266,719
Aircraft	1,057,811	—	—	—	1,057,811	9,517	9,517	1,067,328
Construction equipment	1,271,128	1,123	—	—	1,272,251	3,214	557	1,275,465
Commercial real estate	1,311,013	152	—	—	1,311,165	2,048	467	1,313,213
Residential real estate and home equity	752,909	1,884	818	996	756,607	4,049	—	760,656
Consumer	107,951	686	149	—	108,786	562	—	109,348
Total	$7,143,971	$4,328	$967	$996	$7,150,262	$69,682	$44,747	$7,219,944

December 31, 2025
Commercial and agricultural	$794,559	$516	$24	$—	$795,099	$2,493	$773	$797,592
Renewable energy	652,799	—	—	—	652,799	—	—	652,799
Auto and light truck	833,507	21	—	—	833,528	54,348	28,411	887,876
Medium and heavy duty truck	268,173	—	—	—	268,173	1,576	—	269,749
Aircraft	1,084,554	2,267	—	—	1,086,821	—	—	1,086,821
Construction equipment	1,205,931	3,863	—	—	1,209,794	11,341	10,797	1,221,135
Commercial real estate	1,267,157	149	—	—	1,267,306	2,459	1,798	1,269,765
Residential real estate and home equity	733,037	2,677	958	460	737,132	3,645	—	740,777
Consumer	118,277	919	219	—	119,415	740	—	120,155
Total	$6,957,994	$10,412	$1,201	$460	$6,970,067	$76,602	$41,779	$7,046,669
Accrued interest receivable on loans and leases at June 30, 2026, and December 31, 2025, was $26.15 million and $27.43 million, respectively.
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

(Dollars in thousands)	Real Estate	Equipment	General Business Assets	Total	Allowance on Collateral Dependent Loans and Leases
June 30, 2026
Commercial and agricultural	$—	$—	$4,817	$4,817	$695
Auto and light truck	—	42,900	—	42,900	521
Medium and heavy duty truck	—	1,262	—	1,262	—
Aircraft	—	9,517	—	9,517	—
Construction equipment	—	1,810	—	1,810	285
Commercial real estate	1,557	—	—	1,557	96
Total	$1,557	$55,489	$4,817	$61,863	$1,597

December 31, 2025
Commercial and agricultural	$—	$—	$1,136	$1,136	$19
Auto and light truck	—	53,981	—	53,981	1,080
Medium and heavy duty truck	—	1,507	—	1,507	166
Construction equipment	—	10,797	—	10,797	—
Commercial real estate	1,798	—	—	1,798	—
Total	$1,798	$66,285	$1,136	$69,219	$1,265
Loan Modifications to Borrowers Experiencing Financial Difficulty
The following table shows the amortized cost of loans and leases over $250,000 at June 30, 2026, and June 30, 2025, respectively, that were both experiencing financial difficulty and modified during the three months ended June 30, 2026, and June 30, 2025, respectively, segregated by portfolio segment and type of modification. The percentage of the amortized cost of loans and leases that were modified to borrowers in financial distress as compared to the amortized cost of each segment of financial receivable is also presented below.

(Dollars in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay and Term Extension	% of Total Segment Financing Receivables
Three Months Ended June 30, 2026
Commercial and agricultural	$2,228	$—	$—	$—	0.26%
Total	$2,228	$—	$—	$—	0.03%

Three Months Ended June 30, 2025
Commercial and agricultural	$—	$4,026	$—	$—	0.48%
Total	$—	$4,026	$—	$—	0.06%

The following table shows the amortized cost of loans and leases over $250,000 at June 30, 2026, and June 30, 2025, respectively, that were both experiencing financial difficulty and modified during the six months ended June 30, 2026, and June 30, 2025, respectively, segregated by portfolio segment and type of modification. The percentage of the amortized cost of loans and leases that were modified to borrowers in financial distress as compared to the amortized cost of each segment of financial receivable is also presented below.

(Dollars in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay and Term Extension	% of Total Segment Financing Receivables
Six months ended June 30, 2026
Commercial and agricultural	$2,228	$—	$—	$—	0.26%
Total	$2,228	$—	$—	$—	0.03%

Six months ended June 30, 2025
Commercial and agricultural	$—	$4,026	$—	$—	0.48%
Construction equipment	—	498	—	—	0.04
Total	$—	$4,524	$—	$—	0.06%
There were $0.00 million and $2.80 million in commitments to lend additional amounts to the borrowers included in the previous table at June 30, 2026, and June 30, 2025, respectively.
The Company closely monitors the performance of loans and leases that have been modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table shows the performance of such loans and leases that have been modified during the twelve months ended June 30, 2026, and June 30, 2025, respectively.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due
Twelve months ended June 30, 2026
Commercial and agricultural	$3,789	$—	$—	$—	$—
Auto and light truck	21,262	—	—	15,957	15,957
Medium and heavy duty truck	1,262	—	—	—	—
Total	$26,313	$—	$—	$15,957	$15,957

Twelve months ended June 30, 2025
Commercial and agricultural	$5,028	$—	$—	$—	$—
Auto and light truck	—	—	—	7,863	7,863
Medium and heavy duty truck	2,586	—	—	—	—
Construction equipment	498	—	—	—	—
Commercial real estate	981	—	—	—	—
Total	$9,093	$—	$—	$7,863	$7,863

The following table shows the financial effect of loan and lease modifications presented above to borrowers experiencing financial difficulty for the twelve months ended June 30, 2026, and June 30, 2025, respectively.

	Weighted- Average Interest Rate Reduction	Weighted- Average Term Extension (in months)	Weighted- Average Payment Delay (in months)	Combination Weighted-Average Payment Delay and Term Extension (in months)
Twelve months ended June 30, 2026
Commercial and agricultural	—%	0	4	7
Auto and light truck	—	16	3	0
Medium and heavy duty truck	—	0	0	3
Total	—%	16	3	5

Twelve months ended June 30, 2025
Commercial and agricultural	—%	12	6	0
Auto and light truck	—	0	0	3
Medium and heavy duty truck	—	0	0	4
Construction equipment	—	5	0	0
Commercial real estate	—	0	6	0
Total	—%	11	6	3
There were two modified loans to borrowers experiencing financial difficulty which had a payment default within twelve months of modification during the six month period ended June 30, 2026, and one modified loan to a borrower experiencing financial difficulty which had a payment default within twelve months of modification during the six months ended June 30, 2025.
Upon the Company’s determination that a modified loan or lease has subsequently been deemed uncollectible, the loan or lease is written off. Therefore, the amortized cost of the loan is reduced by the uncollectible amount and the allowance for loan and lease losses is adjusted by the same amount.
Note 5 — Allowance for Credit Losses
Allowance for Loan and Lease Losses
The allowance for credit losses is established for current expected credit losses on the Company’s loan and lease portfolios utilizing guidance in ASC Topic 326. The determination of the allowance requires significant judgment to estimate credit losses measured on a collective pool basis when similar risk characteristics exist, and for loans evaluated individually. In determining the allowance, the Company estimates expected future losses for the loan’s entire contractual term adjusted for expected payments when appropriate. The allowance estimate considers relevant available information, from internal and external sources, relating to the historical loss experience, current conditions, and reasonable and supportable forecasts for the Company’s outstanding loan and lease balances. The allowance is an estimation that reflects management’s evaluation of expected losses related to the Company’s financial assets measured at amortized cost. To ensure the allowance is maintained at an adequate level, a detailed analysis is performed on a quarterly basis and an appropriate provision is made to adjust the allowance.
The Company categorizes its loan portfolios into nine segments based on similar risk characteristics. Loans within each segment are collectively evaluated using either: 1) a cohort cumulative loss rate methodology (“cohort”) or, 2) the probability of default (“PD”)/loss given default (“LGD”) methodology (PD/LGD).

The following table shows the changes in the allowance for loan and lease losses, segregated by portfolio segment, for the three months ended June 30, 2026, and 2025.

(Dollars in thousands)	Commercial and agricultural	Renewable energy	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer	Total
June 30, 2026
Balance, beginning of period	$23,027	$12,942	$18,938	$6,101	$36,797	$28,736	$26,734	$9,419	$2,204	$164,898
Charge-offs	597	—	13	—	—	225	354	116	287	1,592
Recoveries	441	—	501	—	—	4	29	7	88	1,070
Net charge-offs (recoveries)	156	—	(488)	—	—	221	325	109	199	522
Provision (recovery of provision)	1,014	509	(118)	(48)	(1,679)	1,433	285	454	128	1,978
Balance, end of period	$23,885	$13,451	$19,308	$6,053	$35,118	$29,948	$26,694	$9,764	$2,133	$166,354

June 30, 2025
Balance, beginning of period	$21,912	$8,865	$18,657	$6,884	$36,832	$28,721	$24,973	$8,438	$2,188	$157,470
Charge-offs	439	—	1,500	—	485	335	1	29	276	3,065
Recoveries	519	—	364	—	206	16	18	2	70	1,195
Net charge-offs (recoveries)	(80)	—	1,136	—	279	319	(17)	27	206	1,870
Provision (recovery of provision)	2,347	1,179	3,344	(362)	153	673	12	355	183	7,884
Balance, end of period	$24,339	$10,044	$20,865	$6,522	$36,706	$29,075	$25,002	$8,766	$2,165	$163,484
The following table shows the changes in the allowance for loan and lease losses, segregated by portfolio segment, for the six months ended June 30, 2026, and 2025.

(Dollars in thousands)	Commercial and agricultural	Renewable energy	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer	Total
June 30, 2026
Balance, beginning of period	$21,983	$11,833	$21,653	$6,295	$35,843	$27,529	$25,396	$9,076	$2,238	$161,846
Charge-offs	752	—	3,767	—	—	1,124	354	126	641	6,764
Recoveries	997	—	973	—	—	4	77	71	162	2,284
Net charge-offs (recoveries)	(245)	—	2,794	—	—	1,120	277	55	479	4,480
Provision (recovery of provision)	1,657	1,618	449	(242)	(725)	3,539	1,575	743	374	8,988
Balance, end of period	$23,885	$13,451	$19,308	$6,053	$35,118	$29,948	$26,694	$9,764	$2,133	$166,354

June 30, 2025
Balance, beginning of period	$21,316	$8,562	$18,437	$7,292	$36,663	$28,258	$24,821	$7,976	$2,215	$155,540
Charge-offs	854	—	1,840	—	485	1,017	6	35	752	4,989
Recoveries	801	—	1,254	—	415	297	21	18	131	2,937
Net charge-offs (recoveries)	53	—	586	—	70	720	(15)	17	621	2,052
Provision (recovery of provision)	3,076	1,482	3,014	(770)	113	1,537	166	807	571	9,996
Balance, end of period	$24,339	$10,044	$20,865	$6,522	$36,706	$29,075	$25,002	$8,766	$2,165	$163,484
The increase in the allowance for credit losses as compared to the prior quarter primarily reflects higher loan balances during the period. The forecast was maintained as the prior quarter’s assumptions continue to be applicable to the forward outlook. Consensus forecasts for GDP growth remain generally resilient, although overall economic uncertainty is elevated. The Company’s forecast assumes current geopolitical unrest may persist longer than current market expectations, contributing to commodity price volatility, firming inflationary expectations and a higher-for-longer interest rate environment. Ongoing risks include domestic trade instability, softness in labor markets, increasing consumer financial stress, and generally subdued consumer confidence.

Loan balances increased during the quarter while special attention loans, which are reserved at higher rates, declined. Historical loss rates decreased slightly, as charge-off activity during the period was modest. Lower charge-off activity, coupled with a change in loan mix during the period towards lower reserved pools, led to a decline in the overall allowance as a percentage of total loans and leases. Additionally, the Company modestly reduced certain qualitative adjustments as the corresponding quantitative loss rates sufficiently reflect current risk characteristics.

Economic Outlook
As of June 30, 2026, the most significant economic factor impacting the Company’s loan portfolios is heightened geopolitical uncertainty. Risks associated with geopolitical tensions raise the potential for energy price volatility, supply disruptions, and broader economic impacts. The breadth of hiring across industry segments improved slightly during the quarter but overall labor conditions remain soft. The Company continues to monitor the impact of tariff policies, uncertainty surrounding policy implementation, and heightened instability across the Company’s markets. Consumer stress indicators remain elevated and consumer confidence remains subdued. The Company is attentive to the potential impact of these conditions on small business borrowers, whose ability to manage operating expenses may be challenged by elevated interest rates and energy costs, increased input costs, and a higher overall cost of capital. Restrictive trade policies, volatile energy prices, and supply disruptions increase the potential for volatility in asset prices which collateralize the Company’s loans.

The Bank remains cognizant of geopolitical and energy market risks despite the recent retreat in crude oil prices. The potential for renewed supply disruptions, infrastructure damage, shipping interruptions, or further escalation in regional conflict remains elevated and no durable framework for lasting regional stability in the Middle East has emerged. Prolonged instability may contribute to renewed volatility in energy markets, upward pressure on inflation, tighter financial conditions, and slower economic growth. Consistent with this outlook, we view the overall operating environment as fragile and economic growth remains uneven.
The Company’s reasonable and supportable forecast incorporates the anticipated global and domestic economic impacts of these factors, along with other key macroeconomic variables, including projected changes in GDP and unemployment rates that may affect the financial condition of the Company’s clients. The forecast reflects a continued weighting toward downside risks over the two-year forecast horizon, with inflation expected to remain elevated for an extended period and a return to the Federal Reserve’s long-term 2% target will be protracted. Although the Company’s current loss estimates consider geopolitical and economic risk, due to the level of uncertainty associated with these and other risk factors, the complexity of the current environment, and the potential for future changes in the forecast, the Company’s future loss estimates may vary considerably from the June 30, 2026, assumptions.
Liability for Credit Losses on Unfunded Loan Commitments
The liability for credit losses inherent in unfunded loan commitments is included in Accrued Expenses and Other Liabilities on the Consolidated Statements of Financial Condition. The following table shows the changes in the liability for credit losses on unfunded loan commitments.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Balance, beginning of period	$9,297	$8,138	$9,035	$6,985
(Recovery of provision) provision	(439)	(194)	(177)	959
Balance, end of period	$8,858	$7,944	$8,858	$7,944
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Direct finance leases:
Interest income on lease receivable	$3,250	$5,115	$6,266	$8,445

Operating leases:
Income related to lease payments	$540	$779	$1,129	$1,678
Depreciation expense	423	619	877	1,337
Income related to reimbursements from lessees for personal property tax on operating leased equipment for the three months ended June 30, 2026, and 2025, was $0.01 million and $0.00 million, respectively, and for the six months ended June 30, 2026, and 2025 was $0.13 million and $0.11 million, respectively. Expense related to personal property tax payments on operating leased equipment for the three months ended June 30, 2026, and 2025, was $0.01 million and $0.00 million, respectively for the six months ended June 30, 2026, and 2025 was $0.13 million and $0.11 million, respectively.,.

Note 7 — Mortgage Servicing Rights
The Company recognizes the rights to service residential mortgage loans for others as separate assets, whether the servicing rights are acquired through a separate purchase or through the sale of originated loans with servicing rights retained. The Company allocates a portion of the total proceeds of a mortgage loan to servicing rights based on the relative fair value. The unpaid principal balance of residential mortgage loans serviced for third parties was $745.13 million and $756.53 million at June 30, 2026, and December 31, 2025, respectively.
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
The following table shows changes in the carrying value of MSRs and the associated valuation allowance.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Mortgage servicing rights:
Balance at beginning of period	$3,318	$3,344	$3,300	$3,436
Additions	159	143	366	227
Amortization	(208)	(174)	(397)	(350)
Carrying value before valuation allowance at end of period	3,269	3,313	3,269	3,313
Valuation allowance:
Balance at beginning of period	—	—	—	—
Impairment recoveries	—	—	—	—
Balance at end of period	$—	$—	$—	$—
Net carrying value of mortgage servicing rights at end of period	$3,269	$3,313	$3,269	$3,313
Fair value of mortgage servicing rights at end of period	$7,597	$7,732	$7,597	$7,732
The balance of MSRs is located in Accrued Income and Other Assets on the Consolidated Statements of Financial Condition. At June 30, 2026, and 2025, the fair value of MSRs exceeded the carrying value reported in the Consolidated Statements of Financial Condition by $4.33 million and $4.42 million, respectively. This difference represents increases in the fair value of certain MSRs that could not be recorded above cost basis.
Mortgage loan contractual servicing fees, including late fees and ancillary income, were $0.58 million and $0.59 million for the three months ended June 30, 2026, and 2025, respectively. Mortgage loan contractual servicing fees, including late fees and ancillary income, were $1.16 million and $1.18 million for the six months ended June 30, 2026, and 2025, respectively. Mortgage loan contractual servicing fees are included in Mortgage Banking on the Consolidated Statements of Income.
.
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
The following table shows financial instruments whose contract amounts represent credit risk.

(Dollars in thousands)	June 30, 2026	December 31, 2025
Amounts of commitments:
Loan commitments to extend credit	$1,401,971	$1,438,112
Standby letters of credit	$30,173	$20,870
Commercial and similar letters of credit	$1,203	$1,435

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
The following table shows the amounts of non-hedging derivative financial instruments.

		Asset derivatives		Liability derivatives
(Dollars in thousands)	Notional or contractual amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
June 30, 2026
Interest rate swap contracts	$1,338,448	Other assets	$11,414	Other liabilities	$11,624
Loan commitments	3,839	Mortgages held for sale	110	N/A	—
Forward contracts - mortgage loan	4,250	N/A	—	Mortgages held for sale	3
Total	$1,346,537		$11,524		$11,627

December 31, 2025
Interest rate swap contracts	$1,242,696	Other assets	$16,486	Other liabilities	$16,798
Loan commitments	8,208	Mortgages held for sale	153	N/A	—
Forward contracts - mortgage loan	10,000	N/A	—	Mortgages held for sale	21
Total	$1,260,904		$16,639		$16,819

The following table shows the amounts included in the Consolidated Statements of Income for non-hedging derivative financial instruments.

		Gain (loss)
		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	Statement of Income classification	2026	2025	2026	2025
Interest rate swap contracts	Other expense	$49	$(23)	$101	$(44)
Interest rate swap contracts	Other income	491	426	707	877
Loan commitments	Mortgage banking	(45)	20	(43)	102
Forward contracts - mortgage loan	Mortgage banking	(40)	(43)	18	(68)
Total		$455	$380	$783	$867
The following table shows the offsetting of financial assets and derivative assets.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2026
Interest rate swaps	$11,414	$—	$11,414	$—	$1,135	$10,279

December 31, 2025
Interest rate swaps	$16,486	$—	$16,486	$—	$105	$16,381
The following table shows the offsetting of financial liabilities and derivative liabilities.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
June 30, 2026
Interest rate swaps	$11,624	$—	$11,624	$—	$—	$11,624
Repurchase agreements	63,494	—	63,494	—	—	63,494
Total	$75,118	$—	$75,118	$—	$—	$75,118

December 31, 2025
Interest rate swaps	$16,798	$—	$16,798	$—	$6,230	$10,568
Repurchase agreements	62,470	—	62,470	62,470	—	—
Total	$79,268	$—	$79,268	$62,470	$6,230	$10,568
If a default in performance of any obligation of a repurchase agreement occurs, each party will set-off property held in respect of transactions against obligations owing in respect of any other transactions. At June 30, 2026, and December 31, 2025, repurchase agreements had a remaining contractual maturity of $63.49 million and $62.42 million in overnight and $0.00 million and $0.05 million in up to 30 days, respectively, and were collateralized by U.S. Treasury and Federal agencies securities.
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
The Company is involved in various entities that are considered to be VIEs. The Company’s investments in VIEs are primarily related to investments promoting affordable housing, community development and renewable energy sources. Some of these tax-advantaged investments support the Company’s regulatory compliance with the Community Reinvestment Act. The Company’s investments in these entities generate a return primarily through the realization of federal and state income tax credits and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These tax credits are recognized as a reduction of tax expense or, for investments qualifying as investment tax credits, as a reduction to the related investment asset. The Company recognized federal and state income tax credits related to its affordable housing and community development tax-advantaged investments in tax expense of $1.12 million and $0.96 million for the three months ended June 30, 2026, and 2025, respectively, and $2.25 million and $1.91 million for the six months ended June 30, 2026, and 2025, respectively. The Company also recognized $2.61 million and $14.32 million million of investment tax credits for the three months ended June 30, 2026, and 2025 respectively, and $2.80 million and $14.34 million of investment tax credits for the six months ended June 30, 2026, and 2025, respectively.
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

(Dollars in thousands)	June 30, 2026	December 31, 2025
Investment carrying amount	$105,285	$72,390
Unfunded capital and other commitments	85,125	57,989
Maximum exposure to loss	81,127	84,442
The Company is required to consolidate VIEs in which it has concluded it has significant involvement and the ability to direct the activities that impact the entity’s economic performance. The Company is the managing general partner of entities in which it shares interest in tax-advantaged investments with a third party. At June 30, 2026, and December 31, 2025, approximately $47.50 million and $47.87 million, respectively, of the Company’s assets and $0.00 million and $0.00 million, respectively, of its liabilities included on the Consolidated Statements of Financial Condition were related to tax-advantaged investment VIEs which the Company has consolidated. The assets of the consolidated VIEs are reported in Other Assets, the liabilities are reported in Other Liabilities, and the non-controlling interest is reported in Equity on the Consolidated Statements of Financial Condition. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIE do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIE is generally limited to the carrying value of its variable interest plus any related tax credits previously recognized.

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
The following table shows subordinated notes at June 30, 2026.

(Dollars in thousands)	Amount of Subordinated Notes	Interest Rate	Maturity Date
June 2007 issuance (1)	$41,238	7.22%	6/15/2037
August 2007 issuance (2)	17,526	5.41%	9/15/2037
Total	$58,764

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
Stock options, where the exercise price was greater than the average market price of the common shares, were excluded from the computation of diluted earnings per common share because the result would have been antidilutive. There were no stock options outstanding as of June 30, 2026, and 2025.
The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands - except per share amounts)	2026	2025	2026	2025
Distributed earnings allocated to common stock	$10,342	$9,329	$20,095	$18,166
Undistributed earnings allocated to common stock	36,684	27,676	66,499	56,042
Net earnings allocated to common stock	47,026	37,005	86,594	74,208
Net earnings allocated to participating securities	518	314	906	631
Net income allocated to common stock and participating securities	$47,544	$37,319	$87,500	$74,839

Weighted average shares outstanding for basic earnings per common share	24,073,382	24,541,385	24,174,463	24,544,120
Dilutive effect of stock compensation	—	—	—	—
Weighted average shares outstanding for diluted earnings per common share	24,073,382	24,541,385	24,174,463	24,544,120

Basic earnings per common share	$1.95	$1.51	$3.58	$3.02
Diluted earnings per common share	$1.95	$1.51	$3.58	$3.02

Note 12 — Stock Based Compensation
As of June 30, 2026, the Company had four active stock-based employee compensation plans, which are more fully described in Note 16 of the Consolidated Financial Statements in 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2025 and the Definitive Proxy Statement for the Company’s 2026 Annual Meeting of Shareholders filed with the SEC on March 13, 2026. These plans include three executive stock award plans, the Executive Incentive Plan (EIP), the Restricted Stock Award Plan (RSAP), the Strategic Deployment Incentive Plan (SDP); and the Employee Stock Purchase Plan (ESPP). The 2011 Stock Option Plan was approved by the shareholders on April 21, 2011, but the Company had not made any grants through June 30, 2026.
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
Total fair value of options vested and expensed was zero for the six months ended June 30, 2026, and 2025. As of June 30, 2026, and 2025, there were no outstanding stock options. There were no stock options exercised during the six months ended June 30, 2026, and 2025. All shares issued in connection with stock option exercises are issued from available treasury stock.
As of June 30, 2026, there was $16.64 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 3.33 years.
Note 13 — Accumulated Other Comprehensive Loss
The following table presents reclassifications out of accumulated other comprehensive income (loss) related to unrealized gains and losses on available-for-sale securities.

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Consolidated Statements of Income
(Dollars in thousands)	2026	2025	2026	2025
Realized gains (losses) included in net income	$13	$(997)	$13	$(997)	Gains (losses) on investment securities available-for-sale
	13	(997)	13	(997)	Income before income taxes
Tax effect	(3)	240	(3)	240	Income tax expense
Net of tax	$10	$(757)	$10	$(757)	Net income

Note 14 — Income Taxes
The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized was zero at June 30, 2026, and December 31, 2025. Interest and penalties are recognized through the income tax provision. For the six months ended June 30, 2026, and 2025, the Company recognized no interest expense or penalties. For the six months ended June 30, 2025, the Company recognized the receipt of a one-time $0.74 million after-tax interest payment on federal tax refunds from tax credit carrybacks. There were no accrued interest and penalties at June 30, 2026, and December 31, 2025.

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
The Company elected fair value accounting for mortgages held for sale and for its best-efforts forward sales commitments. The Company economically hedges its mortgages held for sale at the time the interest rate locks are issued to the customers. The Company believes the election for mortgages held for sale will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives or best-efforts forward sales commitments. At June 30, 2026, and December 31, 2025, all mortgages held for sale were carried at fair value.
The following table shows the differences between the fair value carrying amount of mortgages held for sale measured at fair value and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity.

(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Excess of fair value carrying amount over (under) unpaid principal
June 30, 2026
Mortgages held for sale reported at fair value	$4,990	$4,805	$185	(1)

December 31, 2025
Mortgages held for sale reported at fair value	$4,866	$4,647	$219	(1)

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

The following table shows the balance of assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2026
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$540,692	$187,910	$—	$728,602
U.S. States and political subdivisions securities	—	106,108	890	106,998
Mortgage-backed securities — Federal agencies	—	691,593	—	691,593
Corporate debt securities	—	496	—	496
Total debt securities available-for-sale	540,692	986,107	890	1,527,689
Mortgages held for sale	—	4,990	—	4,990
Accrued income and other assets (interest rate swap agreements)	—	11,414	—	11,414
Total	$540,692	$1,002,511	$890	$1,544,093

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$11,624	$—	$11,624
Total	$—	$11,624	$—	$11,624

December 31, 2025
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$516,892	$179,885	$—	$696,777
U.S. States and political subdivisions securities	—	112,080	983	113,063
Mortgage-backed securities — Federal agencies	—	712,143	—	712,143
Corporate debt securities	—	503	—	503
Total debt securities available-for-sale	516,892	1,004,611	983	1,522,486
Mortgages held for sale	—	4,866	—	4,866
Accrued income and other assets (interest rate swap agreements)	—	16,486	—	16,486
Total	$516,892	$1,025,963	$983	$1,543,838

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$16,798	$—	$16,798
Total	$—	$16,798	$—	$16,798

The following table shows changes in Level 3 assets measured at fair value on a recurring basis for the three and six months ended June 30, 2026, and 2025.

	U.S. States and political subdivisions securities		U.S. States and political subdivisions securities
	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Beginning balance	$888	$958	$983	$1,032
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—	—
Included in other comprehensive income (loss)	2	13	(3)	29
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	—	—	—	—
Maturities	—	—	(90)	(90)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Ending balance June 30, 2026	$890	$971	$890	$971
There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2026, or 2025.
The following table shows the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a recurring basis.

(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
June 30, 2026
Debt securities available-for sale
Direct placement municipal securities	$890	Discounted cash flows	Credit spread assumption	3.44% - 4.19%	3.85%

December 31, 2025
Debt securities available-for sale
Direct placement municipal securities	$983	Discounted cash flows	Credit spread assumption	0.88% - 3.99%	3.45%
Financial Instruments on Non-recurring Basis:
The Company may be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or market accounting or impairment charges of individual assets.
The Credit Policy Committee (CPC), a management committee, is responsible for overseeing the processes and controls for supporting Level 3 valuation inputs used for collateral dependent loans and leases, other real estate, and repossessions. The CPC reviews these assets on a quarterly basis to determine the appropriateness and accuracy of observable inputs which can include third-party appraisals, auction values, trade publications and borrower-provided information, and unobservable inputs which may include discounts for current market conditions, collateral condition, estimated time to liquidation, and collection considerations. Standard discount frameworks by asset type and valuation source are utilized and deviations from the standard are documented. The discounts are reviewed at least annually to determine whether they remain appropriate. Consideration is given to current trends in market values for the asset categories and realized gains and losses on sales of similar assets. The Loan and Funds Management Committee of the Board of Directors provides oversight for the CPC.
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
For assets measured at fair value on a nonrecurring basis, the following represents impairment charges (recoveries) recognized on these assets during the quarter ended June 30, 2026: collateral dependent loans and leases - $0.33 million; MSRs - $0.00 million; repossessions - $0.00 million; and other real estate - $0.00 million.

The following table shows the carrying value of assets measured at fair value on a non-recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2026
Collateral dependent loans and leases	$—	$—	$15,519	$15,519
Accrued income and other assets (mortgage servicing rights)	—	—	3,269	3,269
Accrued income and other assets (repossessions)	—	—	2,291	2,291
Accrued income and other assets (other real estate)	—	—	106	106
Total	$—	$—	$21,185	$21,185

December 31, 2025
Collateral dependent loans and leases	$—	$—	$26,175	$26,175
Accrued income and other assets (mortgage servicing rights)	—	—	3,300	3,300
Accrued income and other assets (repossessions)	—	—	267	267
Total	$—	$—	$29,742	$29,742
The following table below shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a non-recurring basis.

(Dollars in thousands)	Carrying Value	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
June 30, 2026
Collateral dependent loans and leases	$15,519	$15,519	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	20% - 100%	42.1%

Mortgage servicing rights	3,269	7,597	Discounted cash flows	Constant prepayment rate (CPR)	5.9% - 19.7%	6.2%
				Discount rate	10.4% - 12.4%	10.6%

Repossessions	2,291	2,294	Appraisals, trade publications and auction values	Discount for lack of marketability	0% - 29%	0%

Other real estate	106	117	Appraisals	Discount for lack of marketability	0% - 17%	9%

December 31, 2025
Collateral dependent loans and leases	$26,175	$26,175	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	15% - 30%	23.9%

Mortgage servicing rights	3,300	7,325	Discounted cash flows	Constant prepayment rate (CPR)	6.4% - 33.4%	7.4%
				Discount rate	10.4% - 12.4%	10.6%

Repossessions	267	297	Appraisals, trade publications and auction values	Discount for lack of marketability	0% - 20%	10%
GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.

The following table shows the fair values of the Company’s financial instruments.

(Dollars in thousands)	Carrying or Contract Value	Fair Value	Level 1	Level 2	Level 3
June 30, 2026
Assets:
Cash and due from banks	$67,497	$67,497	$67,497	$—	$—
Federal funds sold and interest bearing deposits with other banks	59,806	59,806	59,806	—	—
Other investments	22,140	22,140	22,140	—	—
Loans and leases, net of allowance for loan and lease losses	7,053,590	7,108,407	—	—	7,108,407
Accrued interest receivable	34,653	34,653	—	34,653	—
Liabilities:
Deposits	$7,432,245	$7,426,344	$5,771,703	$1,654,641	$—
Short-term borrowings	199,490	199,490	64,490	135,000	—
Long-term debt and mandatorily redeemable securities	36,026	36,026	—	36,026	—
Subordinated notes	58,764	57,949	—	57,949	—
Accrued interest payable	25,046	25,046	—	25,046	—
Off-balance-sheet instruments *	—	188	—	188	—

December 31, 2025
Assets:
Cash and due from banks	$69,249	$69,249	$69,249	$—	$—
Federal funds sold and interest bearing deposits with other banks	50,608	50,608	50,608	—	—
Other investments	22,140	22,140	22,140	—	—
Loans and leases, net of allowance for loan and lease losses	6,884,823	6,946,110	—	—	6,946,110
Accrued interest receivable	35,539	35,539	—	35,539	—
Liabilities:
Deposits	$7,225,575	$7,223,139	$5,638,975	$1,584,164	$—
Short-term borrowings	238,621	238,621	113,574	125,047	—
Long-term debt and mandatorily redeemable securities	43,330	43,292	—	43,292	—
Subordinated notes	58,764	59,076	—	59,076	—
Accrued interest payable	24,738	24,738	—	24,738	—
Off-balance-sheet instruments *	—	139	—	139	—

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
The Company’s chief operating decision maker is the Strategic Deployment Committee which includes the President and Chief Executive Officer, the President of 1st Source Bank, the Chief Financial Officer, and several Group/Division Heads that report directly to the Chief Executive Officer or the President of 1st Source Bank.
ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis is presented to provide information concerning 1st Source Corporation and its subsidiaries’ (collectively referred to as “the Company”, “we”, and “our”) financial condition as of June 30, 2026, as compared to December 31, 2025, and the results of operations for the three and six months ended June 30, 2026, and 2025. This discussion and analysis should be read in conjunction with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2025 Annual Report.
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

FINANCIAL CONDITION
Our total assets at June 30, 2026, were $9.26 billion, an increase of $207.90 million or 2.30% from December 31, 2025. Total investment securities available-for-sale were $1.53 billion, an increase of $5.20 million or 0.34% from December 31, 2025. Federal funds sold and interest bearing deposits with other banks were $59.81 million, an increase of $9.20 million or 18.17% from December 31, 2025. The increase in federal funds sold and interest bearing deposits with other banks was due to higher interest bearing deposits at other banks.

Total loans and leases were $7.22 billion, an increase of $173.28 million or 2.46% from December 31, 2025. The largest contributors to the increase in loans and leases was growth in the renewable energy, commercial and agricultural, construction equipment, and commercial real estate portfolios, offset by decreases in the auto and light truck, aircraft, and consumer portfolios. Our foreign loan and lease balances, all denominated in U.S. dollars, were $305.31 million and $319.93 million as of June 30, 2026, and December 31, 2025, respectively. Foreign loans and leases are in aircraft financing. Loan and lease balances to borrowers in Brazil and Mexico were $139.15 million and $151.99 million as of June 30, 2026, respectively, compared to $136.98 million and $163.70 million as of December 31, 2025, respectively. As of June 30, 2026, and December 31, 2025, there was not a significant concentration in any other country.
Equipment owned under operating leases was $5.62 million, a decrease of $1.35 million, or 19.33% compared to December 31, 2025. The largest contributors to the decrease in equipment owned under operating leases was reduced leasing volume primarily due to a change in customer preferences and continued competitive pricing pressure for new business.
Total deposits were $7.43 billion at June 30, 2026, an increase of $206.67 million or 2.86% from December 31, 2025. Changes to the mix in total deposits included higher interest-bearing demand deposits, brokered deposits, time deposits, and savings deposits. Rate competition for deposits persisted during the second quarter across our footprint from various sources, including traditional bank and credit union competitors, money market funds, bond markets, and other non-bank alternatives.
Short-term borrowings were $199.49 million, a decrease of $39.13 million or 16.40% from December 31, 2025, due primarily to a decrease in federal funds purchased. Long-term debt and mandatorily redeemable securities were $36.03 million, a decrease of $7.30 million or 16.86% from December 31, 2025, due primarily to the maturity of a $10.00 million long-term borrowing. Accrued expenses and other liabilities were $183.47 million, an increase of $12.58 million or 7.36% from December 31, 2025, mainly due to increased unfunded partnership commitments offset by decreased reserves for employee benefit plan contributions.
The following table shows accrued income and other assets.

(Dollars in thousands)	June 30, 2026	December 31, 2025
Accrued income and other assets:
Bank owned life insurance cash surrender value	$88,914	$88,357
Operating lease right of use assets	22,568	20,130
Accrued interest receivable	34,653	35,539
Mortgage servicing rights	3,269	3,300
Other real estate	106	—
Repossessions	2,291	267
Partnership investments carrying amount	152,787	120,260
Deferred tax assets	43,926	44,959
All other assets	31,554	39,109
Total accrued income and other assets	$380,068	$351,921
The largest contributor to the increase in accrued income and other assets from December 31, 2025, was an increase in partnership investments.
CAPITAL
As of June 30, 2026, total shareholders’ equity was $1.31 billion, up $35.42 million, or 2.78% from the $1.27 billion at December 31, 2025. In addition to net income of $87.50 million, other significant changes in shareholders’ equity during the first six months of 2026 included $23.35 million in common stock repurchased and $20.18 million of dividends paid. The accumulated other comprehensive loss component of shareholders’ equity increased to $46.52 million at June 30, 2026, compared to $34.78 million at December 31, 2025, due to changes in interest rates, market spreads, and market conditions on our available-for-sale investment portfolio subsequent to purchase. Our shareholders’ equity-to-assets ratio was 14.15% as of June 30, 2026, compared to 14.08% at December 31, 2025. Book value per common share increased to $54.41 at June 30, 2026, from $52.32 at December 31, 2025, primarily due to increased retained earnings.
We declared and paid cash dividends per common share of $0.43 during the second quarter of 2026. The trailing four quarters dividend payout ratio, representing cash dividends per common share divided by diluted earnings per common share, was 23.13%. The dividend payout is continually reviewed by management and the Board of Directors subject to the Company’s capital and dividend policy.
The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations.

The actual capital amounts and ratios of 1st Source Corporation and 1st Source Bank as of June 30, 2026, remained at their historically strong and conservative levels and are presented in the table below.

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$1,481,236	17.96%	$659,894	8.00%	$866,110	10.50%	$824,867	10.00%
1st Source Bank	1,370,259	16.62	659,683	8.00	865,834	10.50	824,604	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	1,377,237	16.70	494,920	6.00	701,137	8.50	659,894	8.00
1st Source Bank	1,266,293	15.36	494,762	6.00	700,913	8.50	659,683	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	1,277,445	15.49	371,190	4.50	577,407	7.00	536,163	6.50
1st Source Bank	1,223,501	14.84	371,072	4.50	577,223	7.00	535,993	6.50
Tier 1 Capital (to Average Assets):
1st Source Corporation	1,377,237	14.92	369,252	4.00	N/A	N/A	461,565	5.00
1st Source Bank	1,266,293	13.72	369,130	4.00	N/A	N/A	461,413	5.00
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
We maintain prudent strategies to support a strong liquidity position. The following table represents our sources of liquidity as of June 30, 2026.

(Dollars in thousands)	Available
Internal Sources
Unencumbered securities	$1,231,327
External Sources
FHLB advances(1)	450,220
FRB borrowings	433,488
Fed funds purchased(2)	510,000
Brokered deposits(3)	628,942
Listing services deposits(3)	461,708
Total liquidity	$3,715,685
% of Total deposits net brokered and listing services certificates of deposit	52.08%
(1) Availability is shown net of required stock purchases under the FHLB activity-based stock ownership requirement, which is currently 4.50%, and may vary
(2) Availability contingent on correspondent bank approvals at time of borrowing
(3) Availability contingent on internal borrowing guidelines
External sources as listed in the table above are managed to approved guidelines by our Board of Directors. Total net available liquidity was $3.72 billion at June 30, 2026, which accounted for approximately 52% of total deposits net of brokered and listing services certificates of deposit.
Our loan to asset ratio was 77.94% at June 30, 2026, compared to 77.82% at December 31, 2025 and 78.11% at June 30, 2025. Cash and cash equivalents totaled $127.30 million at June 30, 2026, compared to $119.86 million at December 31, 2025 and $149.11 million at June 30, 2025. The increase in cash and cash equivalents for the six month period ended June 30, 2026 was primarily due to an increase in deposits. The decrease in cash and cash equivalents compared to June 30, 2025, was primarily due to funding loan growth and purchases of investment securities available-for-sale. Management believes that the present funding sources provide adequate liquidity to meet our cash flow needs. At June 30, 2026, the Consolidated Statements of Financial Condition was rate sensitive by $175.37 million more liabilities than assets scheduled to reprice within one year, or approximately 0.96%. Management evaluates interest rate risk using multiple measures and analytical techniques, as each provides a different perspective on the Bank's exposure to changes in interest rates.

Under Indiana law governing the collateralization of public fund deposits, the Indiana Board of Depositories determines which financial institutions are required to pledge collateral based on the strength of their financial ratings. We have been informed that no collateral is required for our public fund deposits. However, the Board of Depositories could alter this requirement in the future and adversely impact our liquidity. Our potential liquidity exposure if we must pledge collateral is approximately $1.54 billion.
RESULTS OF OPERATIONS
Net income available to common shareholders for the three and six month periods ended June 30, 2026, was $47.54 million and $87.50 million compared to $37.32 million and $74.84 million for the same periods in 2025. Diluted net income per common share was $1.95 and $3.58 for the three and six month periods ended June 30, 2026, compared to $1.51 and $3.02 earned for the same periods in 2025. Return on average common shareholders’ equity was 13.61% for the six months ended June 30, 2026, compared to 12.96% in 2025. The return on total average assets was 1.93% for the six months ended June 30, 2026, compared to 1.69% in 2025.
Net income increased for the six months ended June 30, 2026, compared to the first six months of 2025. Net interest income and noninterest income increased and the provision for credit losses decreased offset partially by an increase in noninterest expense. Details of the changes in the various components of net income are discussed further below.

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
DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL

				Three Months Ended
	June 30, 2026			March 31, 2026			June 30, 2025
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
ASSETS
Investment securities available-for-sale:
Taxable	$1,496,209	$12,402	3.32%	$1,493,065	$11,704	3.18%	$1,444,203	$8,602	2.39%
Tax exempt(1)	32,962	384	4.67%	34,005	387	4.62%	32,418	375	4.64%
Mortgages held for sale	4,116	63	6.14%	4,930	75	6.17%	3,385	55	6.52%
Loans and leases, net of unearned discount(1)	7,142,693	116,825	6.56%	7,022,759	113,423	6.55%	6,968,463	117,250	6.75%
Other investments	153,723	1,561	4.07%	63,852	699	4.44%	95,469	1,087	4.57%
Total earning assets(1)	8,829,703	131,235	5.96%	8,618,611	126,288	5.94%	8,543,938	127,369	5.98%
Cash and due from banks	59,208			57,339			67,535
Allowance for loan and lease losses	(166,429)			(163,666)			(159,418)
Other assets	523,625			508,021			510,079
Total assets	$9,246,107			$9,020,305			$8,962,134

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$5,848,085	$34,465	2.36%	$5,605,444	$32,578	2.36%	$5,774,752	$39,106	2.72%
Short-term borrowings:
Securities sold under agreements to repurchase	64,030	137	0.86%	53,514	91	0.69%	60,863	121	0.80%
Other short-term borrowings	142,875	1,370	3.85%	173,524	1,629	3.81%	61,917	688	4.46%
Subordinated notes	58,764	971	6.63%	58,764	995	6.87%	58,764	1,007	6.87%
Long-term debt and mandatorily redeemable securities	35,520	996	11.25%	39,521	702	7.20%	41,328	1,102	10.70%
Total interest-bearing liabilities	6,149,274	37,939	2.47%	5,930,767	35,995	2.46%	5,997,624	42,024	2.81%
Noninterest-bearing deposits	1,579,517			1,586,125			1,574,332
Other liabilities	173,756			167,427			144,057
Shareholders’ equity	1,300,695			1,292,902			1,187,076
Noncontrolling interests	42,865			43,084			59,045
Total liabilities and equity	$9,246,107			$9,020,305			$8,962,134
Less: Fully tax-equivalent adjustments		(154)			(155)			(153)
Net interest income/margin (GAAP-derived)(1)		$93,142	4.23%		$90,138	4.24%		$85,192	4.00%
Fully tax-equivalent adjustments		154			155			153
Net interest income/margin - FTE(1)		$93,296	4.24%		$90,293	4.25%		$85,345	4.01%

(1) See “Reconciliation of Non-GAAP Financial Measures” at the end of this section for additional information on this performance measure/ratio.
Quarter Ended June 30, 2026, compared to the Quarter Ended June 30, 2025
The taxable-equivalent net interest income for the three months ended June 30, 2026, was $93.30 million, an increase of 9.32% over the same period in 2025. The net interest margin on a fully taxable-equivalent basis was 4.24% for the three months ended June 30, 2026, compared to 4.01% for the three months ended June 30, 2025.
During the three month period ended June 30, 2026, average earning assets increased $285.77 million, up 3.34% over the comparable period in 2025. Average interest-bearing liabilities increased $151.65 million or 2.53%. The yield on average earning assets decreased to 5.96% at June 30, 2026, down two basis points from the same period in the prior year. Total cost of average interest-bearing liabilities decreased 34 basis points to 2.47% from 2.81%, primarily as a result of lower rates on interest-bearing deposits offset by increased short-term borrowing costs. The result to the tax-equivalent net interest margin, or the ratio of tax-equivalent net interest income to average earning assets, was an increase of 23 basis points.

The largest contributors to the reduced yield on average earning assets for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, was a decrease in yields on net loans and leases mainly from Federal Reserve rate cuts during the second half of 2025 and lower rates on other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank (FHLB) stock and commercial paper offset by improved yields on investments from portfolio repositioning trades executed during 2025. The yield on loans and leases decreased 19 basis points, mainly from Fed rate cuts during the second half of 2025. Average loans and leases increased $174.23 million or 2.50%, primarily in the renewable energy, commercial real estate, residential real estate and home equity, construction equipment, and commercial and agricultural portfolios. Net interest recoveries contributed three basis points to the yield on average loans and leases during the quarter and had no impact to the average loans and leases yield during the prior year second quarter. Average investment securities increased $52.55 million or 3.56%, driven by additional investments made during the period. Average other investments, primarily held at the Federal Reserve Bank, increased $58.25 million or 61.02%.
Average interest-bearing deposits increased $73.33 million or 1.27% for the second quarter of 2026 over the same period in 2025 primarily from higher savings deposits, interest-bearing demand deposits, and time deposits, offset by a decrease in brokered deposits. The effective rate on average interest-bearing deposits decreased 36 basis points to 2.36% from 2.72%, primarily as a result of Fed rate cuts during 2025 and lower brokered deposit balances. Average noninterest-bearing deposits increased $5.19 million or 0.33% for the second quarter of 2026 over the same period in 2025.
Average short-term borrowings increased $84.13 million or 68.52% for the second quarter of 2026, compared to the same period in 2025. Interest on short-term borrowings increased 28 basis points primarily due to the increase in average balances in FHLB borrowings. Interest on subordinated notes decreased 24 basis points during the second quarter of 2026 from the same period a year ago due to a variable rate decrease on one tranche. Average long-term debt and mandatorily redeemable securities balances decreased $5.81 million or 14.05% mainly from the maturity of a $10.00 million long-term borrowing. Interest on long-term debt and mandatorily redeemable securities increased 55 basis points during the second quarter of 2026 from the same period in 2025, primarily from an increase in mandatorily redeemable securities average balances. Mandatorily redeemable securities are issued under the terms of one of our executive incentive compensation plans and are settled based on book value per share with changes from the previous reporting date recorded as interest expense.

	Six Months Ended
	June 30, 2026			June 30, 2025
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
ASSETS
Investment securities available-for-sale:
Taxable	$1,494,645	$24,106	3.25%	$1,465,984	$16,755	2.30%
Tax exempt(1)	33,481	771	4.64%	31,798	724	4.59%
Mortgages held for sale	4,521	138	6.16%	2,899	94	6.54%
Loans and leases, net of unearned discount(1)	7,083,058	230,248	6.56%	6,884,176	230,846	6.76%
Other investments	109,036	2,260	4.18%	104,808	2,401	4.62%
Total earning assets(1)	8,724,741	257,523	5.95%	8,489,665	250,820	5.96%
Cash and due from banks	58,279			65,782
Allowance for loan and lease losses	(165,055)			(158,374)
Other assets	515,865			512,426
Total assets	$9,133,830			$8,909,499

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$5,727,434	$67,043	2.36%	$5,760,025	$78,952	2.76%
Short-term borrowings:
Securities sold under agreements to repurchase	58,801	228	0.78%	59,555	225	0.76%
Other short-term borrowings	158,115	2,999	3.82%	40,304	816	4.08%
Subordinated notes	58,764	1,966	6.75%	58,764	2,021	6.94%
Long-term debt and mandatorily redeemable securities	37,509	1,698	9.13%	40,506	2,376	11.83%
Total interest-bearing liabilities	6,040,623	73,934	2.47%	5,959,154	84,390	2.86%
Noninterest-bearing deposits	1,582,803			1,581,331
Other liabilities	170,610			141,731
Shareholders’ equity	1,296,820			1,164,624
Noncontrolling interests	42,974			62,659
Total liabilities and equity	$9,133,830			$8,909,499
Less: Fully tax-equivalent adjustments		(309)			(300)
Net interest income/margin (GAAP-derived)(1)		$183,280	4.24%		$166,130	3.95%
Fully tax-equivalent adjustments		309			300
Net interest income/margin - FTE(1)		$183,589	4.24%		$166,430	3.95%

(1) See “Reconciliation of Non-GAAP Financial Measures” at the end of this section for additional information on this performance measure/ratio.
Six Months Ended June 30, 2026, compared to the Six Months Ended June 30, 2025
The taxable-equivalent net interest income for the six months ended June 30, 2026, was $183.59 million, an increase of 10.31% over the same period in 2025. The net interest margin on a fully taxable-equivalent basis was 4.24% for the six months ended June 30, 2026, compared to 3.95% for the same period in 2025.
During the six month period ended June 30, 2026, average earning assets increased $235.08 million, up 2.77% over the comparable period in 2025. Average interest-bearing liabilities increased $81.47 million or 1.37%. The yield on average earning assets decreased one basis point to 5.95% from 5.96% primarily due to lower rates on loans and leases, and other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank (FHLB) stock and commercial paper. Total cost of average interest-bearing liabilities decreased 39 basis points to 2.47% from 2.86% as a result of lower rates on interest-bearing deposits offset by increased short-term borrowing costs. The result to the net interest margin, or the ratio of net interest income to average earning assets, was a net 29 basis point improvement.
The largest contributors to the declined yield on average earning assets for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, was a decrease in yields on loans and leases, and other investments offset by improved yields on investments from portfolio repositioning trades executed during 2025. Average loans and leases increased $198.88 million, up 2.89%. Average investment securities increased $30.34 million or 2.03% driven by additional investments made during the period.
Average interest-bearing deposits decreased $32.59 million or 0.57% for the first six months of 2026 compared to the same period in 2025, primarily due to decreased brokered deposit balances. The effective rate paid on average interest-bearing deposits decreased 40 basis points to 2.36% from 2.76% mainly from Fed rate cuts during the second half of 2025 and lower brokered deposit average balances.

Average short-term borrowings increased $117.06 million or 117.22% for the first six months of 2026, compared to the same period in 2025. Interest paid on short-term borrowings increased 90 basis points primarily due to an increase in average balances in FHLB borrowings and federal funds purchased. Interest paid on subordinated notes decreased 19 basis points during the first six months due to a variable rate decrease on one tranche. Average long-term debt and mandatorily redeemable securities balances decreased $3.00 million or 7.40%, primarily from the maturity of a $10.00 million long term borrowing. Interest paid on long-term debt and mandatorily redeemable securities decreased 270 basis points due to lower imputed interest on mandatorily redeemable securities from a smaller increase in book value per share during 2026. Mandatorily redeemable securities are issued under the terms of one of our executive incentive compensation plans and are settled based on book value per share with changes from the previous reporting date recorded as interest expense.
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

		Three Months Ended			Six Months Ended
		June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars in thousands)		2026	2026	2025	2026	2025
Calculation of Net Interest Margin
(A)	Interest income (GAAP)	$131,081	$126,133	$127,216	$257,214	$250,520
	Fully tax-equivalent adjustments:
(B)	- Loans and leases	74	75	75	149	150
(C)	- Tax-exempt investment securities	80	80	78	160	150
(D)	Interest income - FTE (A+B+C)	131,235	126,288	127,369	257,523	250,820
(E)	Interest expense (GAAP)	37,939	35,995	42,024	73,934	84,390
(F)	Net interest income (GAAP) (A–E)	93,142	90,138	85,192	183,280	166,130
(G)	Net interest income - FTE (D–E)	93,296	90,293	85,345	183,589	166,430
(H)	Annualization factor	4.011	4.056	4.011	2.017	2.017
(I)	Total earning assets	$8,829,703	$8,618,611	$8,543,938	$8,724,741	$8,489,665
	Net interest margin (GAAP-derived) (F*H)/I	4.23%	4.24%	4.00%	4.24%	3.95%
	Net interest margin - FTE (G*H)/I	4.24%	4.25%	4.01%	4.24%	3.95%

PROVISION AND ALLOWANCE FOR CREDIT LOSSES
The provision for credit losses for the three and six months ended June 30, 2026, was $1.54 million and $8.81 million, compared to $7.69 million and $10.96 million during the three and six months ended June 30, 2025. Net charge-offs of $0.52 million or 0.03% of average loans and leases were recorded for the second quarter of 2026, compared to $1.87 million or 0.11% of average loans and leases for the same quarter a year ago. Year-to-date net charge-offs of $4.48 million or 0.13% of average loans and leases have been recorded in 2026, compared to net charge-offs of $2.05 million or 0.06% of average loans and leases through June 30, 2025. Net charge-offs recognized in 2026 are principally concentrated in the auto and light truck, construction equipment, and consumer portfolios offset by modest net recoveries in the commercial and agricultural portfolio.
The provision for credit losses for the three months ended June 30, 2026, was driven primarily by loan growth in our construction equipment, commercial and agricultural, and renewable energy portfolios during the period. We maintained our forecast adjustment as the prior quarter’s assumptions continue to be applicable to the forecast outlook. Key risks include heightened global geopolitical uncertainty, volatile energy prices, firming inflationary expectations, ever-changing trade policies, and overall macroeconomic uncertainty. Reserves for assets individually evaluated total $1.60 million this quarter, consisting of accounts in our commercial and agricultural, auto and light truck, construction equipment, and commercial real estate portfolios.

We remain attentive to potential risks within the small business segment of the commercial and agricultural portfolio. Credit concerns are elevated for small business borrowers. The agricultural portion of this portfolio is under stress as grain producers struggle with higher input costs and low commodity prices. Within the auto and light truck portfolio, borrowers are contending with lower rental rates, higher fleet carrying costs, and industry overcapacity. The medium and heavy duty truck portfolio is emerging from a prolonged industry downturn as freight rates have improved with capacity reductions. However, overall freight demand remains soft. Consumer financial stress indicators remain elevated, economic imbalances persist, and overall consumer confidence remains subdued. The impact of volatile energy prices, should they persist, could result in a meaningful headwind across multiple portfolios.
We continually evaluate risks that may impact our loan portfolios including an uncertain domestic and global economic outlook influenced by geopolitical instability, evolving trade policies, elevated interest rates, and ongoing efforts by the Federal Reserve to balance inflation and labor market conditions. While economic growth has remained generally resilient, downside risks persist and the operating environment remains fragile. Uncertainty is pervasive. Ongoing macroeconomic instability and higher interest rates may contribute to increased volatility in asset prices and place downward pressure on the values of collateral securing our loans.
Our aircraft portfolio exhibits collateral concentration and contains $305.31 million of foreign exposure at June 30, 2026, the majority of which is in Mexico and Brazil. We regularly review political and economic conditions in these markets to assess potential impact on borrower performance. Credit quality in the aircraft portfolio remains stable, and we have experienced minimal credit losses in recent years. In the past, the portfolio has experienced periods of elevated and unanticipated losses, primarily driven by abrupt declines in collateral values coinciding with borrower financial stress. We review and assess aircraft values on an ongoing basis utilizing a tiered approach to establishing advance rates and amortization schedules to limit collateral exposure with continuous monitoring of individual borrower performance and overall portfolio trends.
On June 30, 2026, 30 day and over loan and lease delinquency as a percentage of loan and lease balances was 0.09%, compared to 0.52% on June 30, 2025. The allowance for loan and lease losses as a percentage of loans and leases outstanding at the end of the period was 2.30%, compared to 2.30% one year ago. A summary of loan and lease loss experience during the three and six months ended June 30, 2026, and 2025 is located in Note 5 of the Consolidated Financial Statements.
NONPERFORMING ASSETS
The following table shows nonperforming assets.

(Dollars in thousands)	June 30, 2026	December 31, 2025	June 30, 2025
Loans and leases past due 90 days or more and accruing	$996	$460	$198
Nonaccrual loans and leases	69,682	76,602	71,732
Other real estate	106	—	—
Repossessions	2,291	267	3,549
Equipment owned under operating leases	43	49	62
Total nonperforming assets	$73,118	$77,378	$75,541
Nonperforming assets to loans and leases, net of unearned discount	1.01%	1.10%	1.06%
Nonperforming assets totaled $73.12 million at June 30, 2026, a decrease of 5.51% from the $77.38 million reported at December 31, 2025, and a 3.21% decrease from the $75.54 million reported at June 30, 2025. The decrease in nonperforming assets during the first six months of 2026 was primarily related to lower nonaccrual loans and leases partially offset by an increase in repossessions. The decrease in nonperforming assets as of June 30, 2026, from June 30, 2025, was related to decreases in nonaccrual loans and leases and repossessions. There are three properties held in other real estate related to our residential real estate and home equity portfolio as of June 30, 2026.
The decrease in nonaccrual loans and leases at June 30, 2026, from December 31, 2025, was predominantly related to defleeting activity and charge-offs in our auto and light truck portfolio and payoffs in the construction equipment portfolio during the period. A summary of nonaccrual loans and leases and past due aging for the periods ended June 30, 2026, and December 31, 2025, is located in Note 4 of the Consolidated Financial Statements.
Repossessions consisted primarily of one loan relationship in the aircraft portfolio, coupled with minimal amounts in our commercial and agricultural and consumer portfolios at June 30, 2026. At the time of repossession, the recorded amount of the loan or lease is written down to the fair value of the equipment or vehicle by a charge to the allowance for loan and lease losses or other income, if a positive adjustment, unless the equipment is in the process of immediate sale. Any subsequent fair value write-downs or write-ups, to the extent of previous write-downs, are included in noninterest expense.

The following table shows a summary of repossessions and other real estate.

(Dollars in thousands)	June 30, 2026	December 31, 2025	June 30, 2025
Commercial and agricultural	$48	$21	$—
Renewable energy	—	—	—
Auto and light truck	—	—	134
Medium and heavy duty truck	—	—	—
Aircraft	2,210	—	900
Construction equipment	—	192	2,504
Commercial real estate	—	—	—
Residential real estate and home equity	106	—	—
Consumer	33	54	11
Total	$2,397	$267	$3,549
For financial statement purposes, nonaccrual loans and leases are included in loan and lease outstandings, whereas repossessions and other real estate are included in other assets.
NONINTEREST INCOME
The following table shows the details of noninterest income.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Noninterest income:
Trust and wealth advisory	$8,692	$7,266	$1,426	19.63%	$15,710	$13,932	$1,778	12.76%
Service charges on deposit accounts	3,432	3,189	243	7.62%	6,786	6,260	526	8.40%
Debit card	4,734	4,567	167	3.66%	9,114	8,716	398	4.57%
Mortgage banking	858	1,116	(258)	(23.12)%	1,869	1,969	(100)	(5.08)%
Insurance commissions	1,791	1,685	106	6.29%	4,302	4,125	177	4.29%
Equipment rental	540	779	(239)	(30.68)%	1,129	1,678	(549)	(32.72)%
Gains (losses) on investment securities available-for-sale	13	(997)	1,010	101.30%	13	(997)	1,010	101.30%
Other	4,959	5,452	(493)	(9.04)%	9,097	10,477	(1,380)	(13.17)%
Total noninterest income	$25,019	$23,057	$1,962	8.51%	$48,020	$46,160	$1,860	4.03%
Trust and wealth advisory fees (which include investment management fees, estate administration fees, mutual fund fees, annuity fees, and fiduciary fees) increased during the three and six months ended June 30, 2026, compared with the same periods a year ago. Trust and wealth advisory fees are largely based on the number and size of client relationships and the market value of assets under management. The market value of trust assets under management at June 30, 2026, December 31, 2025, and June 30, 2025, was $6.60 billion, $6.28 billion, and $5.94 billion, respectively. The increase in trust and wealth advisory fees included larger than usual estate administration fees primarily from one customer account in the process of settlement during the three months ended June 30, 2026.
Service charges on deposit accounts increased for the three and six months ended June 30, 2026, compared to the same periods in 2025. The increase in service charges on deposit accounts was mainly the result of higher consumer nonsufficient fund and overdraft transactions.
Debit card income increased for both the three and six month periods ended June 30, 2026, compared to the same periods in the prior year. This growth was driven primarily by higher transaction and spending volumes, supported by consistent client transaction behavior and merchant network routing patterns.

Mortgage banking income decreased for the three and six months ended June 30, 2026, over the comparable periods in 2025. The decrease was mainly from lower gains on loan sales due to reduced profit margins as well as a reduction in loan servicing fee income.
Insurance commissions increased during the three and six months ended June 30, 2026, compared to the same periods a year ago. The increases were mainly due to higher contingent commissions received.
Equipment rental income decreased for the three and six months ended June 30, 2026, over the comparable periods in 2025. The decline was the result of a reduction in the average equipment rental portfolio by 34.58% over the same six month period a year ago, due to changing customer preferences and competitive pricing pressures for new business.

Gains on available-for-sale investment securities during 2026 primarily resulted from active portfolio management activities, including the sale of a $0.79 million municipal bond that had been downgraded. While the security remained investment grade and was further supported by insurance enhancement, the sale of the bond was a proactive measure to reduce exposure to potential future credit downgrades. Losses on investment securities available-for-sale during 2025 were exclusively the result of repositioning the portfolio during the second quarter.
Other income decreased for the three and six months ended June 30, 2026, compared to the same periods in 2025. The decrease was primarily the result of lower partnership investment gains partially offset by increased brokerage commissions and fees.
NONINTEREST EXPENSE
The following table shows the details of noninterest expense.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$33,152	$31,800	$1,352	4.25%	$65,973	$63,915	$2,058	3.22%
Net occupancy	3,387	3,035	352	11.60%	6,935	6,259	676	10.80%
Furniture and equipment	1,665	1,684	(19)	(1.13)%	3,127	3,031	96	3.17%
Data processing	7,492	7,410	82	1.11%	15,065	14,701	364	2.48%
Depreciation – leased equipment	423	619	(196)	(31.66)%	877	1,337	(460)	(34.41)%
Professional fees	2,152	1,499	653	43.56%	3,727	3,167	560	17.68%
FDIC and other insurance	1,454	1,438	16	1.11%	2,903	2,878	25	0.87%
Business development and marketing	2,064	1,884	180	9.55%	3,967	3,809	158	4.15%
Other	3,236	3,061	175	5.72%	6,968	6,409	559	8.72%
Total noninterest expense	$55,025	$52,430	$2,595	4.95%	$109,542	$105,506	$4,036	3.83%
Salaries and employee benefits increased during the three and six months ended June 30, 2026, compared to the same periods in 2025. Higher salaries and employee benefits were a result of normal merit increases, increased incentive compensation, as well as higher group insurance costs as a result of overall higher health insurance claims, and increased employee benefit plan contributions.
Net occupancy expense increased during the three and six months ended June 30, 2026, compared to the same periods in 2025. The increase was primarily due to increased snow removal costs from seasonal weather conditions during the first quarter and higher premises expenses and repairs.
Furniture and equipment expense, including depreciation, was relatively flat during the second quarter of 2026, compared to the same period in 2025, and increased year to date compared to the same time period a year ago. The increase was mainly due to higher equipment depreciation and equipment repairs partially offset by a decrease in equipment maintenance.
Data processing expense grew during the three and six months ended June 30, 2026, compared to the same periods a year ago due primarily to increased software maintenance expense on technology projects.
Depreciation on leased equipment decreased for the three and six months ended June 30, 2026, compared to the same periods in 2025. Depreciation on leased equipment correlates with the decrease in equipment rental income.
Professional fees were higher during the three and six months ended June 30, 2026, compared to the same periods a year ago due primarily to higher legal and professional consulting fees.
FDIC and other insurance remained flat during the three and six months ended June 30, 2026, compared to the same periods in 2025.
Business development and marketing expense increased during the three and six months ended June 30, 2026, compared with the same periods in 2025. The increase was primarily due to an increase in marketing promotions offset by lower business development and travel expenses.
Other expenses were higher during the three and six months ended June 30, 2026, compared to the same periods a year ago. The increase was primarily the result of higher collection and repossession expenses and a rise in debit card and fraud losses offset by increased gains on the sale of repossessed assets.

INCOME TAXES
The provision for income taxes for the three and six month periods ended June 30, 2026, was $14.06 million and $25.44 million compared to $10.80 million and $20.98 million for the same periods in 2025. The effective tax rate was 22.82% and 22.45% for the quarters ended June 30, 2026, and 2025, respectively, and 22.53% and 21.89% for the six months ended June 30, 2026, and 2025, respectively. The increase in the year-to-date effective tax rate was due to a one-time $0.74 million after-tax interest payment on federal tax refunds from tax credit carrybacks recorded in the first quarter of 2025.
ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risks faced by 1st Source since December 31, 2025. For information regarding our market risk, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 4.
CONTROLS AND PROCEDURES
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2026, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the second fiscal quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
ITEM 2.        Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs
April 01 - 30, 2026	—	$—	—	428,611
May 01 - 31, 2026	—	—	—	428,611
June 01 - 30, 2026	—	—	—	428,611

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
ITEM 3.        Defaults Upon Senior Securities.
None

ITEM 4.        Mine Safety Disclosures.
None
ITEM 5.        Other Information.
During the three months ended June 30, 2026, there were no “Rule 10b5-1 trading plans” or “non-Rule 10b5-1 trading arrangements” adopted, modified or terminated by any director or officer of the Company (as each term is defined in Item 408(a) of Regulation S-K).
ITEM 6.        Exhibits.
The following exhibits are filed with this report:

10(c)	1st Source Corporation 1982 Executive Incentive Plan, amended February 15, 2026, filed as an exhibit to Form 8-K, dated April 24, 2026, and incorporated herein by reference.
10(d)	1st Source Corporation 1982 Restricted Stock Award Plan, amended February 15, 2026, filed as an exhibit to Form 8-K, dated April 24, 2026, and incorporated herein by reference.
10(e)	1st Source Corporation Strategic Deployment Incentive Plan, amended February 15, 2026, filed as an exhibit to Form 8-K, dated April 24, 2026, and incorporated herein by reference.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Chief Financial Officer.

101.INS	XBRL Instance Document — The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1st Source Corporation

DATE	July 23, 2026	/s/ ANDREA G. SHORT
Andrea G. Short President and CEO

DATE	July 23, 2026	/s/ BRETT A. BAUER
Brett A. Bauer Treasurer and Chief Financial Officer Principal Accounting Officer