Form 10-Q
period 2026-09-30
1ST SOURCE CORP
filed 2026-10-22
CIK 34782

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Number of shares of common stock outstanding as of October 16, 2026 — 24,084,919 shares

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited - Dollars in thousands)

	September 30, 2026	December 31, 2025
ASSETS
Cash and due from banks	$67,550	$69,249
Federal funds sold and interest bearing deposits with other banks	37,245	50,608
Investment securities available-for-sale, at fair value (amortized cost of $1,606,405 and $1,568,429 at September 30, 2026 and December 31, 2025, respectively)	1,507,986	1,522,486
Other investments	21,160	22,140
Mortgages held for sale	3,331	4,866
Loans and leases, net of unearned discount:
Commercial and agricultural	855,413	797,592
Renewable energy	797,941	652,799
Auto and light truck	817,939	887,876
Medium and heavy duty truck	299,809	269,749
Aircraft	1,096,391	1,086,821
Construction equipment	1,280,450	1,221,135
Commercial real estate	1,318,018	1,269,765
Residential real estate and home equity	768,444	740,777
Consumer	106,686	120,155
Total loans and leases	7,341,091	7,046,669
Allowance for loan and lease losses	(167,160)	(161,846)
Net loans and leases	7,173,931	6,884,823
Equipment owned under operating leases, net	4,833	6,964
Premises and equipment, net	58,214	58,318
Goodwill and intangible assets	83,895	83,895
Accrued income and other assets	384,212	351,921
Total assets	$9,342,357	$9,055,270
LIABILITIES
Deposits:
Noninterest-bearing demand	$1,671,437	$1,600,495
Interest-bearing deposits:
Interest-bearing demand	2,559,506	2,592,202
Savings	1,522,975	1,446,278
Time	1,715,294	1,586,600
Total interest-bearing deposits	5,797,775	5,625,080
Total deposits	7,469,212	7,225,575
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	137,022	112,470
Other short-term borrowings	96,623	126,151
Total short-term borrowings	233,645	238,621
Long-term debt and mandatorily redeemable securities	35,633	43,330
Subordinated notes	58,764	58,764
Accrued expenses and other liabilities	194,572	170,890
Total liabilities	7,991,826	7,737,180
SHAREHOLDERS’ EQUITY
Preferred stock; no par value
Authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock; no par value
Authorized 40,000,000 shares; issued 28,205,674 at September 30, 2026 and December 31, 2025	436,538	436,538
Retained earnings	1,123,672	1,015,160
Cost of common stock in treasury (4,121,355 shares at September 30, 2026 and 3,836,656 shares at December 31, 2025)	(164,477)	(141,950)
Accumulated other comprehensive loss	(76,105)	(34,777)
Total shareholders’ equity	1,319,628	1,274,971
Noncontrolling interests	30,903	43,119
Total equity	1,350,531	1,318,090
Total liabilities and equity	$9,342,357	$9,055,270
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income:
Loans and leases	$119,271	$120,242	$349,508	$351,032
Investment securities, taxable	12,892	8,803	36,998	25,558
Investment securities, tax-exempt	304	301	915	875
Other	841	1,542	3,101	3,943
Total interest income	133,308	130,888	390,522	381,408
Interest expense:
Deposits	34,788	39,654	101,831	118,606
Short-term borrowings	1,557	307	4,784	1,348
Subordinated notes	987	1,010	2,953	3,031
Long-term debt and mandatorily redeemable securities	391	1,167	2,089	3,543
Total interest expense	37,723	42,138	111,657	126,528
Net interest income	95,585	88,750	278,865	254,880
Provision for credit losses:
Provision for (recovery of) credit losses — loans and leases	1,135	(179)	10,123	9,817
(Recovery of) provision for credit losses — unfunded loan commitments	(232)	1,075	(409)	2,034
Total provision for credit losses	903	896	9,714	11,851
Net interest income after provision for credit losses	94,682	87,854	269,151	243,029
Noninterest income:
Trust and wealth advisory	7,867	6,825	23,577	20,757
Service charges on deposit accounts	3,780	3,437	10,566	9,697
Debit card	4,736	4,530	13,850	13,246
Mortgage banking	1,014	1,031	2,883	3,000
Insurance commissions	1,918	1,845	6,220	5,970
Equipment rental	452	693	1,581	2,371
Losses on investment securities available-for-sale	(3,818)	(1,877)	(3,805)	(2,874)
Other	8,747	5,422	17,844	15,899
Total noninterest income	24,696	21,906	72,716	68,066
Noninterest expense:
Salaries and employee benefits	32,752	32,217	98,725	96,132
Net occupancy	3,239	3,085	10,174	9,344
Furniture and equipment	1,463	1,566	4,590	4,597
Data processing	7,478	7,578	22,543	22,279
Depreciation – leased equipment	334	557	1,211	1,894
Professional fees	2,082	1,765	5,809	4,932
FDIC and other insurance	1,462	1,454	4,365	4,332
Business development and marketing	2,638	2,846	6,605	6,655
Other	3,775	3,708	10,743	10,117
Total noninterest expense	55,223	54,776	164,765	160,282
Income before income taxes	64,155	54,984	177,102	150,813
Income tax expense	14,613	12,705	40,057	33,685
Net income	49,542	42,279	137,045	117,128
Net loss (income) attributable to noncontrolling interests	—	17	(3)	7
Net income available to common shareholders	$49,542	$42,296	$137,042	$117,135
Per common share:
Basic net income per common share	$2.03	$1.71	$5.62	$4.74
Diluted net income per common share	$2.03	$1.71	$5.62	$4.74
Basic weighted average common shares outstanding	24,083,332	24,472,035	24,143,752	24,519,828
Diluted weighted average common shares outstanding	24,083,332	24,472,035	24,143,752	24,519,828
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited - Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$49,542	$42,279	$137,045	$117,128
Other comprehensive income (loss):
Unrealized (depreciation) appreciation of available-for-sale securities	(41,436)	12,365	(56,281)	51,064
Reclassification adjustment for realized net losses included in net income	3,818	1,877	3,805	2,874
Income tax effect	8,029	(3,344)	11,148	(12,569)
Other comprehensive (loss) income, net of tax	(29,589)	10,898	(41,328)	41,369
Comprehensive income (loss)	19,953	53,177	95,717	158,497
Comprehensive loss (income) attributable to noncontrolling interests	—	17	(3)	7
Comprehensive income (loss) available to common shareholders	$19,953	$53,194	$95,714	$158,504
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited - Dollars in thousands, except per share amounts)

	Three Months Ended
	Preferred Stock	Common Stock	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss), Net	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at July 1, 2025	$—	$436,538	$950,363	$(131,551)	$(56,761)	$1,198,589	$58,835	$1,257,424
Net income (loss)	—	—	42,296	—	—	42,296	(17)	42,279
Other comprehensive income	—	—	—	—	10,898	10,898	—	10,898
Issuance of 8,689 common shares under stock based compensation awards	—	—	275	113	—	388	—	388
Cost of 105,381 shares of common stock acquired for treasury	—	—	—	(6,380)	—	(6,380)	—	(6,380)
Common stock dividend ($0.38 per share)	—	—	(9,319)	—	—	(9,319)	—	(9,319)
Distributions to noncontrolling interests	—	—	—	—	—	—	(619)	(619)
Liquidation of noncontrolling interests	—	—	—	—	—	—	(3,240)	(3,240)
Balance at September 30, 2025	$—	$436,538	$983,615	$(137,818)	$(45,863)	$1,236,472	$54,959	$1,291,431

Balance at July 1, 2026	$—	$436,538	$1,084,880	$(164,514)	$(46,516)	$1,310,388	$42,792	$1,353,180
Net income	—	—	49,542	—	—	49,542	—	49,542
Other comprehensive loss	—	—	—	—	(29,589)	(29,589)	—	(29,589)
Issuance of 2,493 common shares under stock based compensation awards	—	—	138	37	—	175	—	175
Common stock dividend ($0.45 per share)	—	—	(10,888)	—	—	(10,888)	—	(10,888)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,385)	(1,385)
Liquidation of noncontrolling interests	—	—	—	—	—	—	(10,504)	(10,504)
Balance at September 30, 2026	$—	$436,538	$1,123,672	$(164,477)	$(76,105)	$1,319,628	$30,903	$1,350,531

	Nine Months Ended
	Preferred Stock	Common Stock	Retained Earnings	Cost of Common Stock in Treasury	Accumulated Other Comprehensive Income (Loss), Net	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2025	$—	$436,538	$890,937	$(129,175)	$(87,232)	$1,111,068	$70,438	$1,181,506
Net income (loss)	—	—	117,135	—	—	117,135	(7)	117,128
Other comprehensive income	—	—	—	—	41,369	41,369	—	41,369
Issuance of 74,305 common shares under stock based compensation awards	—	—	3,078	1,032	—	4,110	—	4,110
Cost of 160,363 shares of common stock acquired for treasury	—	—	—	(9,675)	—	(9,675)	—	(9,675)
Common stock dividend ($1.12 per share)	—	—	(27,535)	—	—	(27,535)	—	(27,535)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,387)	(2,387)
Liquidation of noncontrolling interests	—	—	—	—	—	—	(13,085)	(13,085)
Balance at September 30, 2025	$—	$436,538	$983,615	$(137,818)	$(45,863)	$1,236,472	$54,959	$1,291,431

Balance at January 1, 2026	$—	$436,538	$1,015,160	$(141,950)	$(34,777)	$1,274,971	$43,119	$1,318,090
Net income	—	—	137,042	—	—	137,042	3	137,045
Other comprehensive loss	—	—	—	—	(41,328)	(41,328)	—	(41,328)
Issuance of 53,657 common shares under stock based compensation awards	—	—	2,537	823	—	3,360	—	3,360
Cost of 338,356 shares of common stock acquired for treasury	—	—	—	(23,350)	—	(23,350)	—	(23,350)
Common stock dividend ($1.28 per share)	—	—	(31,067)	—	—	(31,067)	—	(31,067)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,715)	(1,715)
Liquidation of noncontrolling interests	—	—	—	—	—	—	(10,504)	(10,504)
Balance at September 30, 2026	$—	$436,538	$1,123,672	$(164,477)	$(76,105)	$1,319,628	$30,903	$1,350,531
The accompanying notes are a part of the unaudited consolidated financial statements.

1st SOURCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Dollars in thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net income	$137,045	$117,128
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	9,714	11,851
Depreciation of premises and equipment	4,188	3,723
Depreciation of equipment owned and leased to others	1,211	1,894
Stock-based compensation	5,036	4,192
Net (accretion) amortization of investment securities available-for-sale	(2,728)	(2,241)
Amortization of mortgage servicing rights	599	555
Amortization of right of use assets	2,367	2,246
Deferred income taxes	5,420	(7,868)
Net losses on investment securities available-for-sale	3,805	2,874
Originations of loans held for sale, net of principal collected	(54,690)	(48,312)
Proceeds from the sales of loans held for sale	57,274	43,838
Net gain on sale of loans held for sale	(1,049)	(67)
Net gain on sale of other real estate and repossessions	(428)	(158)
Change in interest receivable	(341)	652
Change in interest payable	(828)	(8,714)
Change in other assets	(13,841)	8,589
Change in other liabilities	32,453	39,053
Other	(4,239)	(1,543)
Net change in operating activities	180,968	167,692

Investing activities:
Proceeds from sales of investment securities available-for-sale	68,834	99,246
Proceeds from maturities and paydowns of investment securities available-for-sale	140,635	270,986
Purchases of investment securities available-for-sale	(248,522)	(275,745)
Net change in partnership investments	(14,761)	(11,726)
Net change in other investments	980	1,715
Loans sold or participated to others	73,299	31,324
Proceeds from principal payments on direct finance leases	60,986	63,390
Net change in loans and leases	(447,098)	(217,833)
Net change in equipment owned under operating leases	920	1,940
Purchases of premises and equipment	(4,433)	(8,124)
Proceeds from disposal of premises and equipment	339	122
Proceeds from sales of other real estate and repossessions	3,413	4,891
Net change in investing activities	(365,408)	(39,814)
Financing activities:
Net change in demand deposits and savings accounts	114,943	102,612
Net change in time deposits	128,694	77,172
Net change in short-term borrowings	(4,976)	(175,624)
Payments on long-term debt	(12,321)	(2,337)
Stock issued under stock purchase plans	132	133
Acquisition of treasury stock	(23,350)	(9,675)
Net (distributions to) contributions from noncontrolling interests	(1,715)	(2,387)
Cash dividends paid on common stock	(32,029)	(28,340)
Net change in financing activities	169,378	(38,446)

Net change in cash and cash equivalents	(15,062)	89,432
Cash and cash equivalents, beginning of year	119,857	124,826
Cash and cash equivalents, end of period	$104,795	$214,258
Supplemental Information:
Non-cash transactions:
Loans transferred to other real estate and repossessions	$13,582	$4,723
Common stock matching contribution to Employee Stock Ownership and Profit Sharing Plan	859	1,227
Right of use assets obtained in exchange for lease obligations	4,286	2,084
Liquidation of noncontrolling interests	10,504	13,085
Purchases of mandatorily redeemable securities with common stock held in treasury	—	102
Cash paid (received) for:
Interest	112,485	135,241
Income taxes	17,648	(7,984)
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
Interim Reporting: In December 2025, the FASB issued ASU No. 2025-11 “Interim Reporting (Topic 270): Narrow-Scope Improvements.” This ASU does not change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements. The amendments in this ASU (1) clarify that the guidance in Topic 270 applies to all entities that provide interim financial statements and notes in accordance with generally accepted accounting principles (GAAP); (2) create a comprehensive list in FASB ASC Topic 270 of interim disclosures that are required in interim financial statements and notes in accordance with GAAP; (3) incorporate a disclosure principle, which is modeled after previous Securities and Exchange Commission (SEC) guidance, that requires entities to disclose events and changes that occur after the end of the most recent fiscal year that have a material impact on the entity; and (4) improve guidance about information included in and the format of interim financial statements. The amendments in this ASU are effective for public business entities for interim periods within annual periods beginning after December 15, 2027, and for entities other than public business entities the amendments are effective for interim periods within annual periods beginning after December 15, 2028. Early adoption is permitted for all entities. The amendments can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is assessing ASU 2025-11 and its impact on its accounting and disclosures.
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
In January 2025, the FASB issued ASU No. 2025-01 clarifying the effective date for public business entities for fiscal years beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company has made significant progress on its assessment of ASU 2024-03. Upon adoption, the Company plans to add a new expense disaggregation footnote to its disclosures.
Note 3 — Investment Securities Available-For-Sale
The following table shows investment securities available-for-sale.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2026
U.S. Treasury and Federal agencies securities	$732,213	$—	$(19,334)	$712,879
U.S. States and political subdivisions securities	105,758	—	(5,511)	100,247
Mortgage-backed securities — Federal agencies	767,934	3	(73,556)	694,381
Corporate debt securities	500	—	(21)	479
Total debt securities available-for-sale	$1,606,405	$3	$(98,422)	$1,507,986

December 31, 2025
U.S. Treasury and Federal agencies securities	$697,652	$3,171	$(4,046)	$696,777
U.S. States and political subdivisions securities	113,126	1,333	(1,396)	113,063
Mortgage-backed securities — Federal agencies	757,151	3,372	(48,380)	712,143
Corporate debt securities	500	3	—	503
Total debt securities available-for-sale	$1,568,429	$7,879	$(53,822)	$1,522,486
Amortized cost excludes accrued interest receivable which is included in Accrued Income and Other Assets on the Consolidated Statements of Financial Condition. At September 30, 2026, and December 31, 2025, accrued interest receivable on investment securities available-for-sale was $8.56 million and $8.04 million, respectively.
At September 30, 2026, and December 31, 2025, the residential mortgage-backed securities held by the Company consisted primarily of GNMA, FNMA and FHLMC pass-through certificates which are guaranteed by those respective agencies of the United States government (Government Sponsored Enterprise, GSEs).
The Company did not hold any marketable equity securities at September 30, 2026, and December 31, 2025.
The following table shows the contractual maturities of investments in debt securities available-for-sale at September 30, 2026. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$126,819	$125,372
Due after one year through five years	595,358	577,756
Due after five years through ten years	87,567	83,722
Due after ten years	28,727	26,755
Mortgage-backed securities	767,934	694,381
Total debt securities available-for-sale	$1,606,405	$1,507,986

The following table summarizes gross unrealized losses and fair value by investment category and age. At September 30, 2026, the Company’s available-for-sale securities portfolio consisted of 593 securities, 589 of which were in an unrealized loss position.

	Less than 12 Months		12 months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2026
U.S. Treasury and Federal agencies securities	$620,192	$(18,113)	$92,687	$(1,221)	$712,879	$(19,334)
U.S. States and political subdivisions securities	77,687	(4,088)	22,560	(1,423)	100,247	(5,511)
Mortgage-backed securities - Federal agencies	382,621	(16,487)	311,188	(57,069)	693,809	(73,556)
Corporate debt securities	479	(21)	—	—	479	(21)
Total debt securities available-for-sale	$1,080,979	$(38,709)	$426,435	$(59,713)	$1,507,414	$(98,422)

December 31, 2025
U.S. Treasury and Federal agencies securities	$146,252	$(300)	$173,152	$(3,746)	$319,404	$(4,046)
U.S. States and political subdivisions securities	13,587	(81)	29,532	(1,315)	43,119	(1,396)
Mortgage-backed securities - Federal agencies	75,414	(355)	415,247	(48,025)	490,661	(48,380)
Total debt securities available-for-sale	$235,253	$(736)	$617,931	$(53,086)	$853,184	$(53,822)
The Company does not consider available-for-sale securities with unrealized losses at September 30, 2026, to be experiencing credit losses and recognized no resulting allowance for credit losses. The Company does not intend to sell these investments, and it is more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost basis, which may be the maturity dates of the securities. The unrealized losses occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase.
The following table shows the proceeds from sales of available-for-sale debt securities and the gross realized gains and gross realized losses that have been included in earnings as a result of these sales. Realized gains and losses of all securities are computed using the specific identification cost basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Proceeds from sales	$68,057	$73,537	$68,834	$99,246
Gross realized gains	—	—	13	—
Gross realized losses	(3,818)	(1,877)	(3,818)	(2,874)
At September 30, 2026, and December 31, 2025, investment securities available-for-sale with carrying values of $320.21 million and $237.34 million, respectively, were pledged as collateral for security repurchase agreements and for other purposes.

Note 4 — Loan and Lease Financings
The following is a summary of the Company’s loan and lease portfolio segments and a discussion of the risk characteristics relevant to each portfolio segment.
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

The following table shows the amortized cost of loans and leases, segregated by portfolio segment, credit quality rating and year of origination, as of September 30, 2026, and gross charge-offs for the nine months ended September 30, 2026.

	Term Loans and Leases by Origination Year
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and agricultural
Grades 1-6	$131,530	$119,980	$64,082	$53,171	$36,402	$24,340	$386,790	$—	$816,295
Grades 7-12	2,509	2,108	612	3,661	824	2,794	26,610	—	39,118
Total commercial and agricultural	134,039	122,088	64,694	56,832	37,226	27,134	413,400	—	855,413
Current period gross charge-offs	553	490	73	46	10	—	346	—	1,518
Renewable energy
Grades 1-6	292,362	248,589	52,555	80,513	22,538	101,384	—	—	797,941
Grades 7-12	—	—	—	—	—	—	—	—	—
Total renewable energy	292,362	248,589	52,555	80,513	22,538	101,384	—	—	797,941
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Auto and light truck
Grades 1-6	361,043	223,708	105,823	41,617	20,107	6,198	—	—	758,496
Grades 7-12	1,837	12,054	10,804	34,621	117	10	—	—	59,443
Total auto and light truck	362,880	235,762	116,627	76,238	20,224	6,208	—	—	817,939
Current period gross charge-offs	—	161	1,308	2,252	33	13	—	—	3,767
Medium and heavy duty truck
Grades 1-6	105,759	72,062	46,143	34,513	28,931	4,316	—	—	291,724
Grades 7-12	—	1,225	1,194	1,065	3,443	1,158	—	—	8,085
Total medium and heavy duty truck	105,759	73,287	47,337	35,578	32,374	5,474	—	—	299,809
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Aircraft
Grades 1-6	265,346	289,513	162,509	113,409	150,609	67,159	14,968	—	1,063,513
Grades 7-12	—	4,717	14,564	4,583	7,423	1,591	—	—	32,878
Total aircraft	265,346	294,230	177,073	117,992	158,032	68,750	14,968	—	1,096,391
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Construction equipment
Grades 1-6	442,795	357,678	246,083	118,294	47,217	15,621	33,527	193	1,261,408
Grades 7-12	2,163	1,366	3,981	2,435	975	8,122	—	—	19,042
Total construction equipment	444,958	359,044	250,064	120,729	48,192	23,743	33,527	193	1,280,450
Current period gross charge-offs	—	993	15	55	129	—	—	—	1,192
Commercial real estate
Grades 1-6	218,001	266,770	210,102	231,602	157,314	197,242	71	—	1,281,102
Grades 7-12	2,747	77	13,958	12,778	3,361	3,995	—	—	36,916
Total commercial real estate	220,748	266,847	224,060	244,380	160,675	201,237	71	—	1,318,018
Current period gross charge-offs	—	—	354	—	—	—	—	—	354
Residential real estate and home equity
Performing	80,396	89,383	57,806	44,221	70,027	187,711	226,139	8,273	763,956
Nonperforming	—	208	145	635	883	671	1,852	94	4,488
Total residential real estate and home equity	80,396	89,591	57,951	44,856	70,910	188,382	227,991	8,367	768,444
Current period gross charge-offs	—	—	—	—	—	71	55	—	126
Consumer
Performing	26,831	25,295	16,722	10,567	7,103	1,955	17,380	—	105,853
Nonperforming	54	103	137	203	252	84	—	—	833
Total consumer	26,885	25,398	16,859	10,770	7,355	2,039	17,380	—	106,686
Current period gross charge-offs	391	186	170	130	42	32	26	—	977

The following table shows the amortized cost of loans and leases, segregated by portfolio segment, credit quality rating and year of origination, as of December 31, 2025 and gross charge-offs for the year ended December 31, 2025.

	Term Loans and Leases by Origination Year
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial and agricultural
Grades 1-6	$166,469	$91,665	$71,108	$47,491	$21,408	$15,469	$342,362	$—	$755,972
Grades 7-12	2,409	555	4,287	1,583	1,503	2,035	29,248	—	41,620
Total commercial and agricultural	168,878	92,220	75,395	49,074	22,911	17,504	371,610	—	797,592
Current period gross charge-offs	220	32	171	198	9	—	1,790	—	2,420
Renewable energy
Grades 1-6	326,861	94,730	82,739	23,454	57,332	67,683	—	—	652,799
Grades 7-12	—	—	—	—	—	—	—	—	—
Total renewable energy	326,861	94,730	82,739	23,454	57,332	67,683	—	—	652,799
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Auto and light truck
Grades 1-6	438,559	206,382	96,058	38,777	9,475	5,038	—	—	794,289
Grades 7-12	7,296	35,446	49,032	1,611	5	197	—	—	93,587
Total auto and light truck	445,855	241,828	145,090	40,388	9,480	5,235	—	—	887,876
Current period gross charge-offs	—	2,010	129	226	1	—	—	—	2,366
Medium and heavy duty truck
Grades 1-6	90,318	60,465	47,654	44,315	10,101	3,478	—	481	256,812
Grades 7-12	284	—	4,729	5,495	2,360	69	—	—	12,937
Total medium and heavy duty truck	90,602	60,465	52,383	49,810	12,461	3,547	—	481	269,749
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Aircraft
Grades 1-6	356,020	211,086	141,743	201,381	112,448	31,204	6,550	—	1,060,432
Grades 7-12	5,063	4,722	4,946	8,141	—	3,517	—	—	26,389
Total aircraft	361,083	215,808	146,689	209,522	112,448	34,721	6,550	—	1,086,821
Current period gross charge-offs	—	—	485	—	—	—	—	—	485
Construction equipment
Grades 1-6	468,572	340,807	203,162	103,306	24,023	14,702	34,925	1,437	1,190,934
Grades 7-12	2,771	5,094	3,734	8,397	912	9,293	—	—	30,201
Total construction equipment	471,343	345,901	206,896	111,703	24,935	23,995	34,925	1,437	1,221,135
Current period gross charge-offs	—	201	1,206	—	—	—	—	—	1,407
Commercial real estate
Grades 1-6	242,722	253,670	275,286	197,066	109,679	157,033	56	—	1,235,512
Grades 7-12	812	13,256	9,897	4,643	3,748	1,897	—	—	34,253
Total commercial real estate	243,534	266,926	285,183	201,709	113,427	158,930	56	—	1,269,765
Current period gross charge-offs	—	5	17	—	—	5	—	—	27
Residential real estate and home equity
Performing	96,957	71,597	54,957	82,427	72,962	141,902	207,536	8,334	736,672
Nonperforming	209	146	549	839	340	72	1,870	80	4,105
Total residential real estate and home equity	97,166	71,743	55,506	83,266	73,302	141,974	209,406	8,414	740,777
Current period gross charge-offs	—	—	—	13	—	5	50	6	74
Consumer
Performing	38,401	26,781	18,328	13,858	3,837	1,142	17,068	—	119,415
Nonperforming	70	34	294	195	106	41	—	—	740
Total consumer	38,471	26,815	18,622	14,053	3,943	1,183	17,068	—	120,155
Current period gross charge-offs	621	287	282	239	52	10	30	—	1,521

The following table shows the amortized cost of loans and leases, segregated by portfolio segment, with delinquency aging and nonaccrual status.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Accruing	Total Accruing	Total Nonaccrual	Nonaccrual with No Allowance for Credit Loss	Total Financing Receivables
September 30, 2026
Commercial and agricultural	$850,071	$361	$34	$—	$850,466	$4,947	$3,752	$855,413
Renewable energy	797,941	—	—	—	797,941	—	—	797,941
Auto and light truck	778,633	45	—	—	778,678	39,261	39,250	817,939
Medium and heavy duty truck	298,743	—	—	—	298,743	1,066	1,066	299,809
Aircraft	1,094,934	1,457	—	—	1,096,391	—	—	1,096,391
Construction equipment	1,275,327	1,330	—	—	1,276,657	3,793	—	1,280,450
Commercial real estate	1,315,100	222	—	—	1,315,322	2,696	1,134	1,318,018
Residential real estate and home equity	761,383	1,933	640	142	764,098	4,346	—	768,444
Consumer	105,328	502	23	—	105,853	833	—	106,686
Total	$7,277,460	$5,850	$697	$142	$7,284,149	$56,942	$45,202	$7,341,091

December 31, 2025
Commercial and agricultural	$794,559	$516	$24	$—	$795,099	$2,493	$773	$797,592
Renewable energy	652,799	—	—	—	652,799	—	—	652,799
Auto and light truck	833,507	21	—	—	833,528	54,348	28,411	887,876
Medium and heavy duty truck	268,173	—	—	—	268,173	1,576	—	269,749
Aircraft	1,084,554	2,267	—	—	1,086,821	—	—	1,086,821
Construction equipment	1,205,931	3,863	—	—	1,209,794	11,341	10,797	1,221,135
Commercial real estate	1,267,157	149	—	—	1,267,306	2,459	1,798	1,269,765
Residential real estate and home equity	733,037	2,677	958	460	737,132	3,645	—	740,777
Consumer	118,277	919	219	—	119,415	740	—	120,155
Total	$6,957,994	$10,412	$1,201	$460	$6,970,067	$76,602	$41,779	$7,046,669
Accrued interest receivable on loans and leases at September 30, 2026, and December 31, 2025, was $27.15 million and $27.43 million, respectively.
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

(Dollars in thousands)	Real Estate	Equipment	General Business Assets	Total	Allowance on Collateral Dependent Loans and Leases
September 30, 2026
Commercial and agricultural	$—	$—	$3,762	$3,762	$5
Auto and light truck	—	39,250	—	39,250	—
Medium and heavy duty truck	—	1,066	—	1,066	—
Construction equipment	—	2,753	—	2,753	482
Commercial real estate	2,184	—	—	2,184	92
Total	$2,184	$43,069	$3,762	$49,015	$579

December 31, 2025
Commercial and agricultural	$—	$—	$1,136	$1,136	$19
Auto and light truck	—	53,981	—	53,981	1,080
Medium and heavy duty truck	—	1,507	—	1,507	166
Construction equipment	—	10,797	—	10,797	—
Commercial real estate	1,798	—	—	1,798	—
Total	$1,798	$66,285	$1,136	$69,219	$1,265
Loan Modifications to Borrowers Experiencing Financial Difficulty
The following table shows the amortized cost of loans and leases over $250,000 at September 30, 2026, and September 30, 2025, respectively, that were both experiencing financial difficulty and modified during the three months ended September 30, 2026, and September 30, 2025, respectively, segregated by portfolio segment and type of modification. The percentage of the amortized cost of loans and leases that were modified to borrowers in financial distress as compared to the amortized cost of each segment of financial receivable is also presented below.

(Dollars in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay and Term Extension	% of Total Segment Financing Receivables
Three Months Ended September 30, 2026
Commercial and agricultural	$—	$395	$—	$—	0.05%
Construction equipment	1,390	—	—	—	0.11
Commercial real estate	1,134	329	—	—	0.11
Total	$2,524	$724	$—	$—	0.04%

Three Months Ended September 30, 2025
Commercial and agricultural	$—	$—	$—	$300	0.04%
Total	$—	$—	$—	$300	—%

The following table shows the amortized cost of loans and leases over $250,000 at September 30, 2026, and September 30, 2025, respectively, that were both experiencing financial difficulty and modified during the nine months ended September 30, 2026, and September 30, 2025, respectively, segregated by portfolio segment and type of modification. The percentage of the amortized cost of loans and leases that were modified to borrowers in financial distress as compared to the amortized cost of each segment of financial receivable is also presented below.

(Dollars in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay and Term Extension	% of Total Segment Financing Receivables
Nine months ended September 30, 2026
Commercial and agricultural	$1,658	$395	$—	$—	0.24%
Construction equipment	1,390	—	—	—	0.11
Commercial real estate	1,134	329	—	—	0.11
Total	$4,182	$724	$—	$—	0.07%

Nine months ended September 30, 2025
Commercial and agricultural	$—	$2,191	$—	$300	0.33%
Construction equipment	—	463	—	—	0.04
Total	$—	$2,654	$—	$300	0.04%
There were $0.07 million and $4.45 million in commitments to lend additional amounts to the borrowers included in the previous table at September 30, 2026, and September 30, 2025, respectively.
The Company closely monitors the performance of loans and leases that have been modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table shows the performance of such loans and leases that have been modified during the twelve months ended September 30, 2026, and September 30, 2025, respectively.

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due
Twelve months ended September 30, 2026
Commercial and agricultural	$1,261	$1,658	$—	$—	$1,658
Auto and light truck	19,908	—	—	14,150	14,150
Medium and heavy duty truck	1,066	—	—	—	—
Construction equipment	1,390	—	—	—	—
Commercial real estate	1,463	—	—	—	—
Total	$25,088	$1,658	$—	$14,150	$15,808

Twelve months ended September 30, 2025
Commercial and agricultural	$2,384	$107	$—	$—	$107
Auto and light truck	—	—	—	4,928	4,928
Medium and heavy duty truck	2,369	—	—	—	—
Construction equipment	51	412	—	—	412
Total	$4,804	$519	$—	$4,928	$5,447

The following table shows the financial effect of loan and lease modifications presented above to borrowers experiencing financial difficulty for the twelve months ended September 30, 2026, and September 30, 2025, respectively.

	Weighted- Average Interest Rate Reduction	Weighted- Average Term Extension (in months)	Weighted- Average Payment Delay (in months)	Combination Weighted-Average Payment Delay and Term Extension (in months)
Twelve months ended September 30, 2026
Commercial and agricultural	—%	3	4	7
Auto and light truck	—	20	3	0
Medium and heavy duty truck	—	0	0	3
Construction equipment	—	0	4	0
Commercial real estate	—	6	12	0
Total	—%	20	4	5

Twelve months ended September 30, 2025
Commercial and agricultural	—%	11	6	8
Auto and light truck	—	0	0	3
Medium and heavy duty truck	—	0	0	4
Construction equipment	—	5	0	0
Commercial real estate	—	0	6	0
Total	—%	11	6	4
There were two modified loans to borrowers experiencing financial difficulty which had a payment default within twelve months of modification during the nine month period ended September 30, 2026, and one modified loan to a borrower experiencing financial difficulty which had a payment default within twelve months of modification during the nine months ended September 30, 2025.
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

The following table shows the changes in the allowance for loan and lease losses, segregated by portfolio segment, for the three months ended September 30, 2026, and 2025.

(Dollars in thousands)	Commercial and agricultural	Renewable energy	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer	Total
September 30, 2026
Balance, beginning of period	$23,885	$13,451	$19,308	$6,053	$35,118	$29,948	$26,694	$9,764	$2,133	$166,354
Charge-offs	766	—	—	—	—	68	—	—	336	1,170
Recoveries	105	—	523	—	—	112	29	3	69	841
Net charge-offs (recoveries)	661	—	(523)	—	—	(44)	(29)	(3)	267	329
(Recovery of provision) provision	(682)	1,013	(2,144)	584	1,164	(800)	1,816	(32)	216	1,135
Balance, end of period	$22,542	$14,464	$17,687	$6,637	$36,282	$29,192	$28,539	$9,735	$2,082	$167,160

September 30, 2025
Balance, beginning of period	$24,339	$10,044	$20,865	$6,522	$36,706	$29,075	$25,002	$8,766	$2,165	$163,484
Charge-offs	1,269	—	526	—	—	390	4	14	277	2,480
Recoveries	92	—	253	—	150	10	38	1	61	605
Net charge-offs (recoveries)	1,177	—	273	—	(150)	380	(34)	13	216	1,875
(Recovery of provision) provision	(1,730)	583	404	180	(619)	681	(174)	175	321	(179)
Balance, end of period	$21,432	$10,627	$20,996	$6,702	$36,237	$29,376	$24,862	$8,928	$2,270	$161,430
The following table shows the changes in the allowance for loan and lease losses, segregated by portfolio segment, for the nine months ended September 30, 2026, and 2025.

(Dollars in thousands)	Commercial and agricultural	Renewable energy	Auto and light truck	Medium and heavy duty truck	Aircraft	Construction equipment	Commercial real estate	Residential real estate and home equity	Consumer	Total
September 30, 2026
Balance, beginning of period	$21,983	$11,833	$21,653	$6,295	$35,843	$27,529	$25,396	$9,076	$2,238	$161,846
Charge-offs	1,518	—	3,767	—	—	1,192	354	126	977	7,934
Recoveries	1,102	—	1,496	—	—	116	106	74	231	3,125
Net charge-offs (recoveries)	416	—	2,271	—	—	1,076	248	52	746	4,809
Provision (recovery of provision)	975	2,631	(1,695)	342	439	2,739	3,391	711	590	10,123
Balance, end of period	$22,542	$14,464	$17,687	$6,637	$36,282	$29,192	$28,539	$9,735	$2,082	$167,160

September 30, 2025
Balance, beginning of period	$21,316	$8,562	$18,437	$7,292	$36,663	$28,258	$24,821	$7,976	$2,215	$155,540
Charge-offs	2,123	—	2,366	—	485	1,407	10	49	1,029	7,469
Recoveries	893	—	1,507	—	565	307	59	19	192	3,542
Net charge-offs (recoveries)	1,230	—	859	—	(80)	1,100	(49)	30	837	3,927
Provision (recovery of provision)	1,346	2,065	3,418	(590)	(506)	2,218	(8)	982	892	9,817
Balance, end of period	$21,432	$10,627	$20,996	$6,702	$36,237	$29,376	$24,862	$8,928	$2,270	$161,430
The increase in the allowance for credit losses as compared to the prior quarter primarily reflects higher loan balances during the period along with grade migration of an existing special attention account in the commercial real estate portfolio to a higher reserved pool. These factors were largely offset by an overall decline in higher reserved special attention balances and modest reductions in qualitative adjustment factors in the Company’s auto and light truck, construction equipment, and medium and heavy duty truck portfolios reflecting improving credit quality trends. A recovery of provision was recognized in the auto and light truck portfolio during the quarter, reflecting the factors mentioned above along with a decline in individually evaluated reserves resulting from additional collateral support.

During the quarter, the Company’s economic forecast was updated to reflect improved near-term expectations for the GDP growth outlook and stabilizing labor market conditions, while shifting a portion of forecasted risk later in the forecast horizon in anticipation of lagging effects from inflationary pressures, elevated interest rates, more restrictive monetary policy, commodity price volatility, and persistent consumer financial stress. The forecast does not represent a reduction in the Company’s assessment of overall macroeconomic risk but rather a change in the forward timing of expected risk. Consensus forecasts for GDP growth remain generally resilient; however, overall economic uncertainty continues to be elevated. The Company’s forecast assumes current geopolitical unrest may persist longer than current market expectations, contributing to commodity price volatility, firming inflationary expectations, and a higher-for-longer interest rate environment. Ongoing risks include domestic trade instability, increasing consumer financial stress, and subdued consumer sentiment.

Loan balances increased during the quarter while special attention loans, which carry higher reserve requirements, declined. Historical loss rates declined across most portfolios as charge-off activity was modest. As a result of lower charge-offs, improving credit quality trends, and modest reductions in qualitative adjustment factors, the allowance as a percentage of total loans and leases declined during the period.

Economic Outlook
As of September 30, 2026, heightened geopolitical uncertainty remains a significant economic factor impacting the Company’s loan portfolios. Risks associated with geopolitical tensions raise the potential for energy price volatility, supply disruptions, and broader economic impacts. The Company continues to monitor the impact of tariff policies, uncertainty surrounding policy implementation, and heightened instability across the Company’s markets. Consumer stress indicators remain elevated and consumer sentiment measures have softened. The Company is attentive to the potential impact of these conditions on small business borrowers, whose ability to manage operating expenses may be challenged by elevated interest rates and energy costs, increased input costs, and a higher overall cost of capital. Restrictive trade policies, volatile energy prices, and supply disruptions may contribute to volatility in certain asset values which collateralize the Company’s loans.
The Company remains cognizant of geopolitical and energy market risks. The potential for renewed supply disruptions, infrastructure damage, shipping interruptions, or further escalation in regional conflict remains elevated. The timing and durability of a framework for lasting regional stability in the Middle East remains uncertain. Prolonged instability may contribute to renewed volatility in energy markets, upward pressure on inflation, tighter financial conditions, and slower economic growth. Consistent with this outlook, the overall operating environment remains vulnerable to adverse economic and geopolitical developments.
The Company’s reasonable and supportable forecast incorporates the anticipated global and domestic economic impacts of these factors, along with other key macroeconomic variables, including projected changes in GDP and unemployment rates that may affect the financial condition of the Company’s clients. The forecast reflects a continued weighting toward downside risks over the two-year forecast horizon, with inflation expected to remain elevated for an extended period and a return to the Federal Reserve’s long-term 2% target may be protracted. Although the Company’s current loss estimates consider geopolitical and economic risk, due to the level of uncertainty associated with these and other risk factors, the complexity of the current environment, and the potential for future changes in the forecast, the Company’s future loss estimates may vary considerably from the September 30, 2026, assumptions.
Liability for Credit Losses on Unfunded Loan Commitments
The liability for credit losses inherent in unfunded loan commitments is included in Accrued Expenses and Other Liabilities on the Consolidated Statements of Financial Condition. The following table shows the changes in the liability for credit losses on unfunded loan commitments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Balance, beginning of period	$8,858	$7,944	$9,035	$6,985
(Recovery of provision) provision	(232)	1,075	(409)	2,034
Balance, end of period	$8,626	$9,019	$8,626	$9,019
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Direct finance leases:
Interest income on lease receivable	$2,997	$4,501	$9,263	$12,946

Operating leases:
Income related to lease payments	$452	$693	$1,581	$2,371
Depreciation expense	334	557	1,211	1,894

Income related to reimbursements from lessees for personal property tax on operating leased equipment for the three months ended September 30, 2026, and 2025, was $0.02 million and $0.01 million, respectively, and for the nine months ended September 30, 2026, and 2025 was $0.15 million and $0.12 million, respectively. Expense related to personal property tax payments on operating leased equipment for the three months ended September 30, 2026, and 2025, was $0.02 million and $0.01 million, respectively, and for the nine months ended September 30, 2026, and 2025 was $0.15 million and $0.12 million, respectively.
Note 7 — Mortgage Servicing Rights
The Company recognizes the rights to service residential mortgage loans for others as separate assets, whether the servicing rights are acquired through a separate purchase or through the sale of originated loans with servicing rights retained. The Company allocates a portion of the total proceeds of a mortgage loan to servicing rights based on the relative fair value. The unpaid principal balance of residential mortgage loans serviced for third parties was $731.68 million and $756.53 million at September 30, 2026, and December 31, 2025, respectively.
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
The following table shows changes in the carrying value of MSRs and the associated valuation allowance.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Mortgage servicing rights:
Balance at beginning of period	$3,269	$3,313	$3,300	$3,436
Additions	161	155	527	382
Amortization	(202)	(205)	(599)	(555)
Carrying value before valuation allowance at end of period	3,228	3,263	3,228	3,263
Valuation allowance:
Balance at beginning of period	—	—	—	—
Impairment recoveries	—	—	—	—
Balance at end of period	$—	$—	$—	$—
Net carrying value of mortgage servicing rights at end of period	$3,228	$3,263	$3,228	$3,263
Fair value of mortgage servicing rights at end of period	$7,367	$7,486	$7,367	$7,486
The balance of MSRs is located in Accrued Income and Other Assets on the Consolidated Statements of Financial Condition. At September 30, 2026, and 2025, the fair value of MSRs exceeded the carrying value reported in the Consolidated Statements of Financial Condition by $4.14 million and $4.22 million, respectively. This difference represents increases in the fair value of certain MSRs that could not be recorded above cost basis.
Mortgage loan contractual servicing fees, including late fees and ancillary income, were $0.59 million and $0.60 million for the three months ended September 30, 2026, and 2025, respectively. Mortgage loan contractual servicing fees, including late fees and ancillary income, were $1.75 million and $1.78 million for the nine months ended September 30, 2026, and 2025, respectively. Mortgage loan contractual servicing fees are included in Mortgage Banking on the Consolidated Statements of Income.

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
The following table shows financial instruments whose contract amounts represent credit risk.

(Dollars in thousands)	September 30, 2026	December 31, 2025
Amounts of commitments:
Loan commitments to extend credit	$1,407,702	$1,438,112
Standby letters of credit	$30,102	$20,870
Commercial and similar letters of credit	$1,045	$1,435
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

The following table shows the amounts of non-hedging derivative financial instruments.

		Asset derivatives		Liability derivatives
(Dollars in thousands)	Notional or contractual amount	Statement of Financial Condition classification	Fair value	Statement of Financial Condition classification	Fair value
September 30, 2026
Interest rate swap contracts	$1,325,751	Other assets	$22,179	Other liabilities	$22,577
Loan commitments	3,984	Mortgages held for sale	63	N/A	—
Forward contracts - mortgage loan	5,250	Mortgages held for sale	95	N/A	—
Total	$1,334,985		$22,337		$22,577

December 31, 2025
Interest rate swap contracts	$1,242,696	Other assets	$16,486	Other liabilities	$16,798
Loan commitments	8,208	Mortgages held for sale	153	N/A	—
Forward contracts - mortgage loan	10,000	N/A	—	Mortgages held for sale	21
Total	$1,260,904		$16,639		$16,819
The following table shows the amounts included in the Consolidated Statements of Income for non-hedging derivative financial instruments.

		Gain (loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	Statement of Income classification	2026	2025	2026	2025
Interest rate swap contracts	Other expense	$(188)	$10	$(87)	$(34)
Interest rate swap contracts	Other income	47	155	754	1,032
Loan commitments	Mortgage banking	(47)	(22)	(90)	80
Forward contracts - mortgage loan	Mortgage banking	98	70	116	2
Total		$(90)	$213	$693	$1,080
The following table shows the offsetting of financial assets and derivative assets.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2026
Interest rate swaps	$22,179	$—	$22,179	$—	$22,085	$94

December 31, 2025
Interest rate swaps	$16,486	$—	$16,486	$—	$105	$16,381

The following table shows the offsetting of financial liabilities and derivative liabilities.

				Gross Amounts Not Offset in the Statement of Financial Condition
(Dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
September 30, 2026
Interest rate swaps	$22,577	$—	$22,577	$—	$—	$22,577
Repurchase agreements	62,022	—	62,022	62,022	—	—
Total	$84,599	$—	$84,599	$62,022	$—	$22,577

December 31, 2025
Interest rate swaps	$16,798	$—	$16,798	$—	$6,230	$10,568
Repurchase agreements	62,470	—	62,470	62,470	—	—
Total	$79,268	$—	$79,268	$62,470	$6,230	$10,568
If a default in performance of any obligation of a repurchase agreement occurs, each party will set-off property held in respect of transactions against obligations owing in respect of any other transactions. At September 30, 2026, and December 31, 2025, repurchase agreements had a remaining contractual maturity of $62.02 million and $62.42 million in overnight and $0.00 million and $0.05 million in up to 30 days, respectively, and were collateralized by U.S. Treasury and Federal agencies securities.
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
The Company is involved in various entities that are considered to be VIEs. The Company’s investments in VIEs are primarily related to investments promoting affordable housing, community development and renewable energy sources. Some of these tax-advantaged investments support the Company’s regulatory compliance with the Community Reinvestment Act. The Company’s investments in these entities generate a return primarily through the realization of federal and state income tax credits and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These tax credits are recognized as a reduction of tax expense or, for investments qualifying as investment tax credits, as a reduction to the related investment asset. The Company recognized federal and state income tax credits related to its affordable housing and community development tax-advantaged investments in tax expense of $1.13 million and $0.95 million for the three months ended September 30, 2026, and 2025, respectively, and $3.38 million and $2.86 million for the nine months ended September 30, 2026, and 2025, respectively. The Company also recognized $11.89 million and $4.68 million of investment tax credits for the three months ended September 30, 2026, and 2025 respectively, and $14.69 million and $19.02 million of investment tax credits for the nine months ended September 30, 2026, and 2025, respectively.
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

(Dollars in thousands)	September 30, 2026	December 31, 2025
Investment carrying amount	$93,056	$72,390
Unfunded capital and other commitments	79,322	57,989
Maximum exposure to loss	85,203	84,442
The Company is required to consolidate VIEs in which it has concluded it has significant involvement and the ability to direct the activities that impact the entity’s economic performance. The Company is the managing general partner of entities in which it shares interest in tax-advantaged investments with a third party. At September 30, 2026, and December 31, 2025, approximately $34.29 million and $47.87 million, respectively, of the Company’s assets and $0.00 million and $0.00 million, respectively, of its liabilities included on the Consolidated Statements of Financial Condition were related to tax-advantaged investment VIEs which the Company has consolidated. The assets of the consolidated VIEs are reported in Other Assets, the liabilities are reported in Other Liabilities, and the non-controlling interest is reported in Equity on the Consolidated Statements of Financial Condition. The assets of a particular VIE are the primary source of funds to settle its obligations. The creditors of the VIE do not have recourse to the general credit of the Company. The Company’s exposure to the consolidated VIE is generally limited to the carrying value of its variable interest plus any related tax credits previously recognized.
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
The following table shows subordinated notes at September 30, 2026.

(Dollars in thousands)	Amount of Subordinated Notes	Interest Rate	Maturity Date
June 2007 issuance (1)	$41,238	7.22%	6/15/2037
August 2007 issuance (2)	17,526	5.64%	9/15/2037
Total	$58,764

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
Stock options, where the exercise price was greater than the average market price of the common shares, were excluded from the computation of diluted earnings per common share because the result would have been antidilutive. There were no stock options outstanding as of September 30, 2026, and 2025.
The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands - except per share amounts)	2026	2025	2026	2025
Distributed earnings allocated to common stock	$10,838	$9,296	$30,933	$27,462
Undistributed earnings allocated to common stock	38,167	32,630	104,666	88,672
Net earnings allocated to common stock	49,005	41,926	135,599	116,134
Net earnings allocated to participating securities	537	370	1,443	1,001
Net income allocated to common stock and participating securities	$49,542	$42,296	$137,042	$117,135

Weighted average shares outstanding for basic earnings per common share	24,083,332	24,472,035	24,143,752	24,519,828
Dilutive effect of stock compensation	—	—	—	—
Weighted average shares outstanding for diluted earnings per common share	24,083,332	24,472,035	24,143,752	24,519,828

Basic earnings per common share	$2.03	$1.71	$5.62	$4.74
Diluted earnings per common share	$2.03	$1.71	$5.62	$4.74

Note 12 — Stock Based Compensation
As of September 30, 2026, the Company maintained four active stock-based compensation plans for employees. These plans are described in greater detail in Note 16 to the Consolidated Financial Statements included in 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2025, the Definitive Proxy Statement filed on March 13, 2026, for the Company’s 2026 Annual Meeting of Shareholders, and the Current Report on Form 8-K filed on April 24, 2026. These plans include three executive stock award plans, the Executive Incentive Plan (EIP), the Restricted Stock Award Plan (RSAP), the Strategic Deployment Incentive Plan (SDP); and the Employee Stock Purchase Plan (ESPP). The 2011 Stock Option Plan was approved by the shareholders on April 21, 2011, but the Company had not made any grants through September 30, 2026.
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
Total fair value of options vested and expensed was zero for the nine months ended September 30, 2026, and 2025. As of September 30, 2026, and 2025, there were no outstanding stock options. There were no stock options exercised during the nine months ended September 30, 2026, and 2025. All shares issued in connection with stock option exercises are issued from available treasury stock.
As of September 30, 2026, there was $15.13 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 3.16 years.

Note 13 — Accumulated Other Comprehensive Loss
The following table presents reclassifications out of accumulated other comprehensive income (loss) related to unrealized gains and losses on available-for-sale securities.

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Consolidated Statements of Income
(Dollars in thousands)	2026	2025	2026	2025
Realized net losses included in net income	$(3,818)	$(1,877)	$(3,805)	$(2,874)	Losses on investment securities available-for-sale
	(3,818)	(1,877)	(3,805)	(2,874)	Income before income taxes
Tax effect	919	452	916	692	Income tax expense
Net of tax	$(2,899)	$(1,425)	$(2,889)	$(2,182)	Net income

Note 14 — Income Taxes
The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized was zero at September 30, 2026, and December 31, 2025. Interest and penalties are recognized through the income tax provision. For the nine months ended September 30, 2026, and 2025, the Company recognized no interest expense or penalties. For the nine months ended September 30, 2025, the Company recognized the receipt of a one-time $0.74 million after-tax interest payment on federal tax refunds from tax credit carrybacks. There were no accrued interest and penalties at September 30, 2026, and December 31, 2025.
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
The Company elected fair value accounting for mortgages held for sale and for its best-efforts forward sales commitments. The Company economically hedges its mortgages held for sale at the time the interest rate locks are issued to the customers. The Company believes the election for mortgages held for sale will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives or best-efforts forward sales commitments. At September 30, 2026, and December 31, 2025, all mortgages held for sale were carried at fair value.

The following table shows the differences between the fair value carrying amount of mortgages held for sale measured at fair value and the aggregate unpaid principal amount the Company is contractually entitled to receive at maturity.

(Dollars in thousands)	Fair value carrying amount	Aggregate unpaid principal	Excess of fair value carrying amount over (under) unpaid principal
September 30, 2026
Mortgages held for sale reported at fair value	$3,331	$3,152	$179	(1)

December 31, 2025
Mortgages held for sale reported at fair value	$4,866	$4,647	$219	(1)

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
The following table shows the balance of assets and liabilities measured at fair value on a recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2026
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$567,739	$145,140	$—	$712,879
U.S. States and political subdivisions securities	—	99,387	860	100,247
Mortgage-backed securities — Federal agencies	—	694,381	—	694,381
Corporate debt securities	—	479	—	479
Total debt securities available-for-sale	567,739	939,387	860	1,507,986
Mortgages held for sale	—	3,331	—	3,331
Accrued income and other assets (interest rate swap agreements)	—	22,179	—	22,179
Total	$567,739	$964,897	$860	$1,533,496

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$22,577	$—	$22,577
Total	$—	$22,577	$—	$22,577

December 31, 2025
Assets:
Investment securities available-for-sale:
U.S. Treasury and Federal agencies securities	$516,892	$179,885	$—	$696,777
U.S. States and political subdivisions securities	—	112,080	983	113,063
Mortgage-backed securities — Federal agencies	—	712,143	—	712,143
Corporate debt securities	—	503	—	503
Total debt securities available-for-sale	516,892	1,004,611	983	1,522,486
Mortgages held for sale	—	4,866	—	4,866
Accrued income and other assets (interest rate swap agreements)	—	16,486	—	16,486
Total	$516,892	$1,025,963	$983	$1,543,838

Liabilities:
Accrued expenses and other liabilities (interest rate swap agreements)	$—	$16,798	$—	$16,798
Total	$—	$16,798	$—	$16,798

The following table shows changes in Level 3 assets measured at fair value on a recurring basis for the three and nine months ended September 30, 2026, and 2025.

	U.S. States and political subdivisions securities		U.S. States and political subdivisions securities
	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Beginning balance	$890	$971	$983	$1,032
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—	—
Included in other comprehensive income (loss)	(30)	5	(33)	34
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	—	—	—	—
Maturities	—	—	(90)	(90)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Ending balance September 30,	$860	$976	$860	$976
There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2026, or 2025.
The following table shows the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a recurring basis.

(Dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
September 30, 2026
Debt securities available-for sale
Direct placement municipal securities	$860	Discounted cash flows	Credit spread assumption	4.50% - 5.59%	4.92%

December 31, 2025
Debt securities available-for sale
Direct placement municipal securities	$983	Discounted cash flows	Credit spread assumption	0.88% - 3.99%	3.45%
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
For assets measured at fair value on a nonrecurring basis, the following represents impairment charges (recoveries) recognized on these assets during the quarter ended September 30, 2026: collateral dependent loans and leases - $0.71 million; MSRs - $0.00 million; repossessions - $0.00 million; and other real estate - $0.00 million.

The following table shows the carrying value of assets measured at fair value on a non-recurring basis.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2026
Collateral dependent loans and leases	$—	$—	$3,234	$3,234
Accrued income and other assets (mortgage servicing rights)	—	—	3,228	3,228
Accrued income and other assets (repossessions)	—	—	2,309	2,309
Accrued income and other assets (other real estate)	—	—	49	49
Total	$—	$—	$8,820	$8,820

December 31, 2025
Collateral dependent loans and leases	$—	$—	$26,175	$26,175
Accrued income and other assets (mortgage servicing rights)	—	—	3,300	3,300
Accrued income and other assets (repossessions)	—	—	267	267
Total	$—	$—	$29,742	$29,742
The following table below shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on a non-recurring basis.

(Dollars in thousands)	Carrying Value	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs	Weighted Average
September 30, 2026
Collateral dependent loans and leases	$3,234	$3,234	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	20% - 40%	23.0%

Mortgage servicing rights	3,228	7,367	Discounted cash flows	Constant prepayment rate (CPR)	5.9% - 13.6%	6.1%
				Discount rate	11.4% - 13.4%	11.6%

Repossessions	2,309	2,321	Appraisals, trade publications and auction values	Discount for lack of marketability	0% - 20%	1%

Other real estate	49	49	Appraisals	Discount for lack of marketability	0% - 0%	0%

December 31, 2025
Collateral dependent loans and leases	$26,175	$26,175	Collateral based measurements including appraisals, trade publications, and auction values	Discount for lack of marketability and current conditions	15% - 30%	23.9%

Mortgage servicing rights	3,300	7,325	Discounted cash flows	Constant prepayment rate (CPR)	6.4% - 33.4%	7.4%
				Discount rate	10.4% - 12.4%	10.6%

Repossessions	267	297	Appraisals, trade publications and auction values	Discount for lack of marketability	0% - 20%	10%
GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.

The following table shows the fair values of the Company’s financial instruments.

(Dollars in thousands)	Carrying or Contract Value	Fair Value	Level 1	Level 2	Level 3
September 30, 2026
Assets:
Cash and due from banks	$67,550	$67,550	$67,550	$—	$—
Federal funds sold and interest bearing deposits with other banks	37,245	37,245	37,245	—	—
Other investments	21,160	21,160	21,160	—	—
Loans and leases, net of allowance for loan and lease losses	7,173,931	7,163,455	—	—	7,163,455
Accrued interest receivable	35,880	35,880	—	35,880	—
Liabilities:
Deposits	$7,469,212	$7,458,485	$5,753,918	$1,704,567	$—
Short-term borrowings	233,645	233,645	138,645	95,000	—
Long-term debt and mandatorily redeemable securities	35,633	35,633	—	35,633	—
Subordinated notes	58,764	54,871	—	54,871	—
Accrued interest payable	23,910	23,910	—	23,910	—
Off-balance-sheet instruments *	—	195	—	195	—

December 31, 2025
Assets:
Cash and due from banks	$69,249	$69,249	$69,249	$—	$—
Federal funds sold and interest bearing deposits with other banks	50,608	50,608	50,608	—	—
Other investments	22,140	22,140	22,140	—	—
Loans and leases, net of allowance for loan and lease losses	6,884,823	6,946,110	—	—	6,946,110
Accrued interest receivable	35,539	35,539	—	35,539	—
Liabilities:
Deposits	$7,225,575	$7,223,139	$5,638,975	$1,584,164	$—
Short-term borrowings	238,621	238,621	113,574	125,047	—
Long-term debt and mandatorily redeemable securities	43,330	43,292	—	43,292	—
Subordinated notes	58,764	59,076	—	59,076	—
Accrued interest payable	24,738	24,738	—	24,738	—
Off-balance-sheet instruments *	—	139	—	139	—

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
Note 16 — Segment Information
The Company has one reportable operating segment, commercial banking. While our chief operating decision maker (“CODM”) monitors revenue streams of various products and services, operating decisions and resource allocations are made, and financial performance is assessed, on a consolidated basis. The commercial banking segment provides a broad array of financial products and services including commercial and consumer banking services, trust and wealth advisory services, and insurance to individual and business clients through most of its 78 banking center locations in 19 counties in Indiana and Michigan and Sarasota County in Florida.
The accounting policies of the commercial banking segment are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2025. The

CODM assesses performance for the commercial banking segment and decides how to allocate resources based on net income available to common shareholders which is also reported on the Consolidated Statements of Income as net income available to common shareholders. The measure of segment assets is reported on the Consolidated Statements of Financial Condition as total assets.
The CODM uses net income available to common shareholders to evaluate income generated from segment assets in deciding whether to reinvest profits into the commercial banking segment or to pay dividends or fund acquisitions. Net income available to common shareholders is also used by the CODM to monitor budget versus actual results. Net income available to common shareholders as well as other common company-wide financial performance and credit quality metrics such as earnings per common share and net interest margin, among others, are used for competitive analysis through benchmarking against the Company’s competitors, assessing segment performance and establishing management compensation. See the Consolidated Statements of Financial Condition, the Consolidated Statements of Income, the Consolidated Statements of Comprehensive Income (Loss), the Consolidated Statements of Shareholders’ Equity, and the Consolidated Statements of Cash Flows.
Previously, the Company’s CODM was identified as the Strategic Deployment Committee (“SDC”) which includes the President and Chief Executive Officer (“CEO”), the President of 1st Source Bank, the Chief Financial Officer, and several Group/Division Heads that report directly to the CEO or the President of 1st Source Bank. During the third quarter of 2026, the SDC adopted a charter which more clearly defined the respective responsibilities of the CEO and the SDC. As a result, management reassessed its identification of the CODM under ASC 280. Based on that reassessment, management concluded that the CEO, rather than the SDC, is the individual going forward who ultimately allocates resources and assesses performance for the Company because the SDC serves in an advisory capacity and does not possess decision-making authority. The reassessment of the Company’s CODM determination did not result in any changes to the Company’s operating segment determination, the measure of segment profit and loss, the measure of segment assets, or the information regularly reviewed for purposes of assessing performance and allocating resources, nor did it affect the Company’s conclusion that it operates as a single reportable segment.
ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis is presented to provide information concerning 1st Source Corporation and its subsidiaries’ (collectively referred to as “the Company”, “we”, and “our”) financial condition as of September 30, 2026, as compared to December 31, 2025, and the results of operations for the three and nine months ended September 30, 2026, and 2025. This discussion and analysis should be read in conjunction with our consolidated financial statements and the financial and statistical data appearing elsewhere in this report and our 2025 Annual Report.
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

FINANCIAL CONDITION
Our total assets at September 30, 2026, were $9.34 billion, an increase of $287.09 million or 3.17% from December 31, 2025. Total investment securities available-for-sale were $1.51 billion, a decrease of $14.50 million or 0.95% from December 31, 2025. Federal funds sold and interest bearing deposits with other banks were $37.25 million, a decrease of $13.36 million or 26.40% from December 31, 2025. The decrease in federal funds sold and interest bearing deposits with other banks was due to lower interest bearing deposits at other banks.

Total loans and leases were $7.34 billion, an increase of $294.42 million or 4.18% from December 31, 2025. The largest contributors to the increase in loans and leases was growth in the renewable energy, construction equipment, commercial and agricultural, commercial real estate, medium and heavy duty truck, residential real estate and home equity, and aircraft portfolios, offset by decreases in the auto and light truck and consumer portfolios. Our foreign loan and lease balances, all denominated in U.S. dollars, were $303.85 million and $319.93 million as of September 30, 2026, and December 31, 2025, respectively. Foreign loans and leases are in aircraft financing. Loan and lease balances to borrowers in Brazil and Mexico were $125.01 million and $163.73 million as of September 30, 2026, respectively, compared to $136.98 million and $163.70 million as of December 31, 2025, respectively. As of September 30, 2026, and December 31, 2025, there was not a significant concentration in any other country.
Equipment owned under operating leases was $4.83 million, a decrease of $2.13 million, or 30.60% compared to December 31, 2025. The decrease in equipment owned under operating leases was from reduced leasing volume primarily due to a change in customer preferences and continued competitive pricing pressure for new business.
Total deposits were $7.47 billion at September 30, 2026, an increase of $243.64 million or 3.37% from December 31, 2025. Changes to the mix in total deposits included higher time deposits, brokered deposits, savings deposits, and noninterest-bearing demand deposits offset by lower interest-bearing demand deposits. Rate competition for deposits persisted during the third quarter across our footprint from various sources, including traditional bank and credit union competitors, money market funds, bond markets, and other non-bank alternatives.
Short-term borrowings were $233.65 million, a decrease of $4.98 million or 2.09% from December 31, 2025, due primarily to a decrease in FHLB borrowings offset by an increase in federal funds purchased. Long-term debt and mandatorily redeemable securities were $35.63 million, a decrease of $7.70 million or 17.76% from December 31, 2025, due primarily to the maturity of a $10.00 million long-term borrowing. Accrued expenses and other liabilities were $194.57 million, an increase of $23.68 million or 13.86% from December 31, 2025, mainly due to increased unfunded partnership commitments offset by decreased employee benefit plan contributions reserves, accounts payable, and accrued interest payable.
The following table shows accrued income and other assets.

(Dollars in thousands)	September 30, 2026	December 31, 2025
Accrued income and other assets:
Bank owned life insurance cash surrender value	$89,364	$88,357
Operating lease right of use assets	21,887	20,130
Accrued interest receivable	35,880	35,539
Mortgage servicing rights	3,228	3,300
Other real estate	49	—
Repossessions	2,309	267
Partnership investments carrying amount	127,349	120,260
Deferred tax assets	50,689	44,959
All other assets	53,457	39,109
Total accrued income and other assets	$384,212	$351,921
The largest contributors to the increase in accrued income and other assets from December 31, 2025, was an increase in accounts receivable, partnership investments, deferred tax assets, and interest rate swaps.
CAPITAL
As of September 30, 2026, total shareholders’ equity was $1.32 billion, up $44.66 million, or 3.50% from the $1.27 billion at December 31, 2025. In addition to net income of $137.04 million, other significant changes in shareholders’ equity during the first nine months of 2026 included $23.35 million in common stock repurchased and $31.07 million of dividends paid. The accumulated other comprehensive loss component of shareholders’ equity increased to $76.11 million at September 30, 2026, compared to $34.78 million at December 31, 2025, due to changes in interest rates, market spreads, and market conditions on our available-for-sale investment portfolio subsequent to purchase. Our shareholders’ equity-to-assets ratio was 14.13% as of September 30, 2026, compared to 14.08% at December 31, 2025. Book value per common share increased to $54.79 at September 30, 2026, from $52.32 at December 31, 2025, primarily due to increased retained earnings.
We declared and paid cash dividends per common share of $0.45 during the third quarter of 2026. The trailing four quarters dividend payout ratio, representing cash dividends per common share divided by diluted earnings per common share, was 23.08%. The dividend payout is continually reviewed by management and the Board of Directors subject to the Company’s capital and dividend policy.

The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations.
The actual capital amounts and ratios of 1st Source Corporation and 1st Source Bank as of September 30, 2026, remained at their historically strong and conservative levels and are presented in the table below.

	Actual		Minimum Capital Adequacy		Minimum Capital Adequacy with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets):
1st Source Corporation	$1,508,203	18.28%	$660,009	8.00%	$866,261	10.50%	$825,011	10.00%
1st Source Bank	1,384,634	16.79	659,850	8.00	866,053	10.50	824,812	10.00
Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	1,404,180	17.02	495,007	6.00	701,259	8.50	660,009	8.00
1st Source Bank	1,280,635	15.53	494,887	6.00	701,090	8.50	659,850	8.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets):
1st Source Corporation	1,316,277	15.95	371,255	4.50	577,508	7.00	536,257	6.50
1st Source Bank	1,249,732	15.15	371,166	4.50	577,369	7.00	536,128	6.50
Tier 1 Capital (to Average Assets):
1st Source Corporation	1,404,180	15.12	371,433	4.00	N/A	N/A	464,292	5.00
1st Source Bank	1,280,635	13.80	371,256	4.00	N/A	N/A	464,070	5.00
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
We maintain prudent strategies to support a strong liquidity position. The following table represents our sources of liquidity as of September 30, 2026.

(Dollars in thousands)	Available
Internal Sources
Unencumbered securities	$1,187,775
External Sources
FHLB advances(1)	490,793
FRB borrowings	436,052
Fed funds purchased(2)	384,000
Brokered deposits(3)	590,082
Listing services deposits(3)	465,907
Total liquidity	$3,554,609
% of Total deposits net brokered and listing services certificates of deposit	49.89%
(1) Availability is shown net of required stock purchases under the FHLB activity-based stock ownership requirement, which is currently 4.50%, and may vary
(2) Availability contingent on correspondent bank approvals at time of borrowing
(3) Availability contingent on internal borrowing guidelines
External sources as listed in the table above are managed to approved guidelines by our Board of Directors. Total net available liquidity was $3.55 billion at September 30, 2026, which accounted for approximately 50% of total deposits net of brokered and listing services certificates of deposit.

Our loan to asset ratio was 78.58% at September 30, 2026, compared to 77.82% at December 31, 2025 and 76.90% at September 30, 2025. Cash and cash equivalents totaled $104.80 million at September 30, 2026, compared to $119.86 million at December 31, 2025 and $214.26 million at September 30, 2025. The decrease in cash and cash equivalents was primarily due to funding loan growth and purchases of investment securities available-for-sale. Management believes that the present funding sources provide adequate liquidity to meet our cash flow needs. At September 30, 2026, the Consolidated Statements of Financial Condition was rate sensitive by $107.72 million more liabilities than assets scheduled to reprice within one year, or approximately 0.98%. Management evaluates interest rate risk using multiple measures and analytical techniques, as each provides a different perspective on the Bank's exposure to changes in interest rates.
Under Indiana law governing the collateralization of public fund deposits, the Indiana Board of Depositories determines which financial institutions are required to pledge collateral based on the strength of their financial ratings. We have been informed that no collateral is required for our public fund deposits. However, the Board of Depositories could alter this requirement in the future and adversely impact our liquidity. Our potential liquidity exposure if we must pledge collateral is approximately $1.40 billion.
RESULTS OF OPERATIONS
Net income available to common shareholders for the three and nine month periods ended September 30, 2026, was $49.54 million and $137.04 million compared to $42.30 million and $117.14 million for the same periods in 2025. Diluted net income per common share was $2.03 and $5.62 for the three and nine month periods ended September 30, 2026, compared to $1.71 and $4.74 earned for the same periods in 2025. Return on average common shareholders’ equity was 14.01% for the nine months ended September 30, 2026, compared to 13.24% in 2025. The return on total average assets was 1.99% for the nine months ended September 30, 2026, compared to 1.75% in 2025.
Net income increased for the nine months ended September 30, 2026, compared to the first nine months of 2025. Net interest income and noninterest income increased and the provision for credit losses decreased offset partially by an increase in noninterest expense. Details of the changes in the various components of net income are discussed further below.

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
DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL

				Three Months Ended
	September 30, 2026			June 30, 2026			September 30, 2025
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
ASSETS
Investment securities available-for-sale:
Taxable	$1,502,165	$12,892	3.40%	$1,496,209	$12,402	3.32%	$1,439,793	$8,803	2.43%
Tax exempt(1)	32,515	384	4.69%	32,962	384	4.67%	32,727	379	4.59%
Mortgages held for sale	3,728	61	6.49%	4,116	63	6.14%	4,516	73	6.41%
Loans and leases, net of unearned discount(1)	7,255,465	119,287	6.52%	7,142,693	116,825	6.56%	7,015,389	120,245	6.80%
Other investments	72,900	841	4.58%	153,723	1,561	4.07%	133,400	1,542	4.59%
Total earning assets(1)	8,866,773	133,465	5.97%	8,829,703	131,235	5.96%	8,625,825	131,042	6.03%
Cash and due from banks	58,702			59,208			59,957
Allowance for loan and lease losses	(167,991)			(166,429)			(164,984)
Other assets	532,611			523,625			512,741
Total assets	$9,290,095			$9,246,107			$9,033,539

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$5,801,349	$34,788	2.38%	$5,848,085	$34,465	2.36%	$5,817,284	$39,654	2.70%
Short-term borrowings:
Securities sold under agreements to repurchase	59,948	141	0.93%	64,030	137	0.86%	59,297	148	0.99%
Other short-term borrowings	145,145	1,416	3.87%	142,875	1,370	3.85%	15,556	159	4.06%
Subordinated notes	58,764	987	6.66%	58,764	971	6.63%	58,764	1,010	6.82%
Long-term debt and mandatorily redeemable securities	35,720	391	4.34%	35,520	996	11.25%	41,646	1,167	11.12%
Total interest-bearing liabilities	6,100,926	37,723	2.45%	6,149,274	37,939	2.47%	5,992,547	42,138	2.79%
Noninterest-bearing deposits	1,642,700			1,579,517			1,606,828
Other liabilities	177,756			173,756			157,241
Shareholders’ equity	1,328,117			1,300,695			1,219,234
Noncontrolling interests	40,596			42,865			57,689
Total liabilities and equity	$9,290,095			$9,246,107			$9,033,539
Less: Fully tax-equivalent adjustments		(157)			(154)			(154)
Net interest income/margin (GAAP-derived)(1)		$95,585	4.28%		$93,142	4.23%		$88,750	4.08%
Fully tax-equivalent adjustments		157			154			154
Net interest income/margin - FTE(1)		$95,742	4.28%		$93,296	4.24%		$88,904	4.09%

(1) See “Reconciliation of Non-GAAP Financial Measures” at the end of this section for additional information on this performance measure/ratio.
Quarter Ended September 30, 2026, compared to the Quarter Ended September 30, 2025
The taxable-equivalent net interest income for the three months ended September 30, 2026, was $95.74 million, an increase of 7.69% over the same period in 2025. The net interest margin on a fully taxable-equivalent basis was 4.28% for the three months ended September 30, 2026, compared to 4.09% for the three months ended September 30, 2025.
During the three month period ended September 30, 2026, average earning assets increased $240.95 million, up 2.79% over the comparable period in 2025. Average interest-bearing liabilities increased $108.38 million or 1.81%. The yield on average earning assets decreased to 5.97% at September 30, 2026, down six basis points from the same period in the prior year. Total cost of average interest-bearing liabilities decreased 34 basis points to 2.45% from 2.79%, primarily as a result of lower rates on interest-bearing deposits offset by increased short-term borrowing costs. The result to the tax-equivalent net interest margin, or the ratio of tax-equivalent net interest income to average earning assets, was an increase of 19 basis points.

The largest contributors to the reduced yield on average earning assets for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, was a decrease in yields on net loans and leases mainly from Federal Reserve rate cuts during the second half of 2025 offset by improved yields on investments from portfolio repositioning trades executed during 2025. The yield on loans and leases decreased 28 basis points, mainly from Fed rate cuts during the second half of 2025. Average loans and leases increased $240.08 million or 3.42%, primarily in the renewable energy, construction equipment, commercial real estate, commercial and agricultural, and residential real estate and home equity portfolios. Net interest recoveries contributed three basis points to the yield on average loans and leases during the quarter and contributed four basis points to the average loans and leases yield during the prior year third quarter. Average investment securities increased $62.16 million or 4.22%, driven by additional investments made during the period. Average other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank (FHLB) stock and commercial paper decreased $60.50 million or 45.35% primarily due to lower Federal Reserve Bank excess balances.
Average interest-bearing deposits decreased $15.94 million or 0.27% for the third quarter of 2026 compared to the same period in 2025 primarily from lower brokered and time deposits offset by higher savings deposits, interest-bearing demand and noninterest-bearing demand deposits. The effective rate on average interest-bearing deposits decreased 32 basis points to 2.38% from 2.70%, primarily as a result of Fed rate cuts during 2025 and lower brokered deposit balances. Average noninterest-bearing deposits increased $35.87 million or 2.23% for the third quarter of 2026 over the same period in 2025.
Average short-term borrowings increased $130.24 million or 173.99% for the third quarter of 2026, compared to the same period in 2025. Interest on short-term borrowings increased 138 basis points primarily due to the increase in average balances in FHLB borrowings and Federal funds purchased. Interest on subordinated notes decreased 16 basis points during the third quarter of 2026 from the same period a year ago due to a variable rate decrease on one tranche. Average long-term debt and mandatorily redeemable securities balances decreased $5.93 million or 14.23% mainly from the maturity of a $10.00 million long-term borrowing. Interest on long-term debt and mandatorily redeemable securities decreased 678 basis points during the third quarter of 2026 from the same period in 2025, primarily due to lower imputed interest on mandatorily redeemable securities from a smaller increase in book value per share during the quarter compared to the previous year’s third quarter. Mandatorily redeemable securities are issued under the terms of one of our executive incentive compensation plans and are settled based on book value per share with changes from the previous reporting date recorded as interest expense.

	Nine Months Ended
	September 30, 2026			September 30, 2025
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
ASSETS
Investment securities available-for-sale:
Taxable	$1,497,180	$36,998	3.30%	$1,457,157	$25,558	2.35%
Tax exempt(1)	33,155	1,155	4.66%	32,112	1,103	4.59%
Mortgages held for sale	4,254	199	6.25%	3,444	167	6.48%
Loans and leases, net of unearned discount(1)	7,141,158	349,535	6.54%	6,928,394	351,091	6.78%
Other investments	96,858	3,101	4.28%	114,444	3,943	4.61%
Total earning assets(1)	8,772,605	390,988	5.96%	8,535,551	381,862	5.98%
Cash and due from banks	58,421			63,819
Allowance for loan and lease losses	(166,044)			(160,601)
Other assets	521,508			512,531
Total assets	$9,186,490			$8,951,300

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits	$5,752,344	$101,831	2.37%	$5,779,321	$118,606	2.74%
Short-term borrowings:
Securities sold under agreements to repurchase	59,188	369	0.83%	59,468	373	0.84%
Other short-term borrowings	153,744	4,415	3.84%	31,964	975	4.08%
Subordinated notes	58,764	2,953	6.72%	58,764	3,031	6.90%
Long-term debt and mandatorily redeemable securities	36,906	2,089	7.57%	40,891	3,543	11.58%
Total interest-bearing liabilities	6,060,946	111,657	2.46%	5,970,408	126,528	2.83%
Noninterest-bearing deposits	1,602,988			1,589,924
Other liabilities	173,016			146,957
Shareholders’ equity	1,307,367			1,183,027
Noncontrolling interests	42,173			60,984
Total liabilities and equity	$9,186,490			$8,951,300
Less: Fully tax-equivalent adjustments		(466)			(454)
Net interest income/margin (GAAP-derived)(1)		$278,865	4.25%		$254,880	3.99%
Fully tax-equivalent adjustments		466			454
Net interest income/margin - FTE(1)		$279,331	4.26%		$255,334	4.00%

(1) See “Reconciliation of Non-GAAP Financial Measures” at the end of this section for additional information on this performance measure/ratio.
Nine Months Ended September 30, 2026, compared to the Nine Months Ended September 30, 2025
The taxable-equivalent net interest income for the nine months ended September 30, 2026, was $279.33 million, an increase of 9.40% over the same period in 2025. The net interest margin on a fully taxable-equivalent basis was 4.26% for the nine months ended September 30, 2026, compared to 4.00% for the same period in 2025.
During the nine month period ended September 30, 2026, average earning assets increased $237.05 million, up 2.78% over the comparable period in 2025. Average interest-bearing liabilities increased $90.54 million or 1.52%. The yield on average earning assets decreased two basis points to 5.96% from 5.98% primarily due to lower rates on loans and leases, and other investments, which include federal funds sold, time deposits with other banks, Federal Reserve Bank excess balances, Federal Reserve Bank and Federal Home Loan Bank (FHLB) stock and commercial paper. Total cost of average interest-bearing liabilities decreased 37 basis points to 2.46% from 2.83% as a result of lower rates on interest-bearing deposits offset by increased short-term borrowing costs. The result to the net interest margin, or the ratio of net interest income to average earning assets, was a net 26 basis point improvement.
The largest contributors to the declined yield on average earning assets for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was a decrease in yields on loans and leases, and other investments offset by improved yields on investments from portfolio repositioning trades executed during 2025. Average loans and leases increased $212.76 million, up 3.07%. Average investment securities increased $41.07 million or 2.76% driven by additional investments made during the period.
Average interest-bearing deposits decreased $26.98 million or 0.47% for the first nine months of 2026 compared to the same period in 2025, primarily due to decreased brokered and time deposit balances. The effective rate paid on average interest-bearing deposits decreased 37 basis points to 2.37% from 2.74% mainly from Fed rate cuts during the second half of 2025 and lower brokered deposit average balances.

Average short-term borrowings increased $121.50 million or 132.89% for the first nine months of 2026, compared to the same period in 2025. Interest paid on short-term borrowings increased 103 basis points primarily due to an increase in average balances in FHLB borrowings and federal funds purchased. Interest paid on subordinated notes decreased 18 basis points during the first nine months due to a variable rate decrease on one tranche. Average long-term debt and mandatorily redeemable securities balances decreased $3.99 million or 9.75%, primarily from the maturity of a $10.00 million long term borrowing. Interest paid on long-term debt and mandatorily redeemable securities decreased 401 basis points due to lower imputed interest on mandatorily redeemable securities from a smaller increase in book value per share during 2026. Mandatorily redeemable securities are issued under the terms of one of our executive incentive compensation plans and are settled based on book value per share with changes from the previous reporting date recorded as interest expense.
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

		Three Months Ended			Nine Months Ended
		September 30,	June 30,	September 30,	September 30,	September 30,
(Dollars in thousands)		2026	2026	2025	2026	2025
Calculation of Net Interest Margin
(A)	Interest income (GAAP)	$133,308	$131,081	$130,888	$390,522	$381,408
	Fully tax-equivalent adjustments:
(B)	- Loans and leases	77	74	76	226	226
(C)	- Tax-exempt investment securities	80	80	78	240	228
(D)	Interest income - FTE (A+B+C)	133,465	131,235	131,042	390,988	381,862
(E)	Interest expense (GAAP)	37,723	37,939	42,138	111,657	126,528
(F)	Net interest income (GAAP) (A–E)	95,585	93,142	88,750	278,865	254,880
(G)	Net interest income - FTE (D–E)	95,742	93,296	88,904	279,331	255,334
(H)	Annualization factor	3.967	4.011	3.967	1.337	1.337
(I)	Total earning assets	$8,866,773	$8,829,703	$8,625,825	$8,772,605	$8,535,551
	Net interest margin (GAAP-derived) (F*H)/I	4.28%	4.23%	4.08%	4.25%	3.99%
	Net interest margin - FTE (G*H)/I	4.28%	4.24%	4.09%	4.26%	4.00%

PROVISION AND ALLOWANCE FOR CREDIT LOSSES
The provision for credit losses for the three and nine months ended September 30, 2026, was $0.90 million and $9.71 million, compared to $0.90 million and $11.85 million during the three and nine months ended September 30, 2025. Net charge-offs of $0.33 million or 0.02% of average loans and leases were recorded for the third quarter of 2026, compared to $1.88 million or 0.11% of average loans and leases for the same quarter a year ago. Year-to-date net charge-offs of $4.81 million or 0.09% of average loans and leases have been recorded in 2026, compared to net charge-offs of $3.93 million or 0.08% of average loans and leases through September 30, 2025. Net charge-offs recognized in 2026 are principally concentrated in the auto and light truck, construction equipment, and consumer portfolios.
The provision for credit losses for the three months ended September 30, 2026, was driven primarily by loan growth in our renewable energy, medium and heavy duty truck, and aircraft portfolios during the period and the migration of an existing special attention relationship to a higher-reserved pool. Forecast risk assumptions were adjusted to shift a greater portion of downside risk to later periods within the forecast horizon. This reflects a change in the forward timing of expected risk but does not represent a reduction in our assessment of overall macroeconomic risk. Key risks include heightened global geopolitical uncertainty, volatile energy prices, firming inflationary expectations, evolving trade policies, and increasing consumer financial stress. Reserves for assets individually evaluated total $0.58 million this quarter, consisting of accounts in our construction equipment, commercial real estate, and commercial and agricultural portfolios.

We remain attentive to potential risks within segments of the commercial and agricultural portfolio and within select niche industries. The agricultural portion of this portfolio continues to face pressure from higher input costs and compressed margins, particularly for grain producers. Internal credit metrics within the auto and light truck portfolio have improved year-to-date, but problem loan balances remain elevated and borrowers are contending with lower rental rates, higher fleet carrying costs, and industry overcapacity. The medium and heavy duty truck portfolio is emerging from a prolonged industry downturn as freight rates have improved with capacity reductions. However, overall freight demand remains soft. Consumer financial stress indicators remain elevated, economic imbalances persist, and overall consumer sentiment measures remain subdued. Prolonged energy price volatility could result in a meaningful headwind across multiple portfolios.
We continually evaluate risks that may impact our loan portfolios including an uncertain domestic and global economic outlook influenced by geopolitical instability, evolving trade policies, elevated interest rates, and ongoing efforts by the Federal Reserve to tame inflation and support healthy labor markets. While economic growth has remained generally resilient, downside risks remain elevated and the operating environment remains vulnerable to adverse economic and geopolitical developments. Ongoing macroeconomic instability and higher interest rates may contribute to increased volatility in asset prices and place downward pressure on the collateral values securing our loans.
Our aircraft portfolio exhibits collateral concentration and contains $303.85 million of foreign exposure at September 30, 2026, the majority of which is in Mexico and Brazil. We regularly review political and economic conditions in these markets to assess potential impact on borrower performance. Credit quality in the aircraft portfolio remains generally stable, and we have experienced minimal credit losses in recent years. In the past, the portfolio has experienced periods of elevated and unanticipated losses, primarily driven by abrupt declines in collateral values coinciding with borrower financial stress. We review and assess aircraft values on an ongoing basis utilizing a tiered approach to establishing advance rates and amortization schedules to limit collateral exposure with continuous monitoring of individual borrower performance and overall portfolio trends.
On September 30, 2026, 30 day and over loan and lease delinquency as a percentage of loan and lease balances was 0.09%, compared to 0.76% on September 30, 2025. The allowance for loan and lease losses as a percentage of loans and leases outstanding at the end of the period was 2.28%, compared to 2.32% one year ago. A summary of loan and lease loss experience during the three and nine months ended September 30, 2026, and 2025 is located in Note 5 of the Consolidated Financial Statements.
NONPERFORMING ASSETS
The following table shows nonperforming assets.

(Dollars in thousands)	September 30, 2026	December 31, 2025	September 30, 2025
Loans and leases past due 90 days or more and accruing	$142	$460	$317
Nonaccrual loans and leases	56,942	76,602	62,264
Other real estate	49	—	120
Repossessions	2,309	267	435
Equipment owned under operating leases	—	49	56
Total nonperforming assets	$59,442	$77,378	$63,192
Nonperforming assets to loans and leases, net of unearned discount	0.81%	1.10%	0.91%
Nonperforming assets totaled $59.44 million at September 30, 2026, a decrease of 23.18% from the $77.38 million reported at December 31, 2025, and a 5.93% decrease from the $63.19 million reported at September 30, 2025. The decrease in nonperforming assets during the first nine months of 2026 and also from September 30, 2025, was primarily related to lower nonaccrual loans and leases partially offset by an increase in repossessions. There is one property held in other real estate related to our residential real estate and home equity portfolio as of September 30, 2026.
The decrease in nonaccrual loans and leases at September 30, 2026, from December 31, 2025, was predominantly related to defleeting activity and charge-offs in our auto and light truck portfolio and payoffs in the construction equipment portfolio during the period. A summary of nonaccrual loans and leases and past due aging for the periods ended September 30, 2026, and December 31, 2025, is located in Note 4 of the Consolidated Financial Statements.
Repossessions consisted primarily of one loan relationship in the aircraft portfolio, coupled with minimal amounts in our auto and light truck, and construction equipment portfolios at September 30, 2026. At the time of repossession, the recorded amount of the loan or lease is written down to the fair value of the equipment or vehicle by a charge to the allowance for loan and lease losses or other income, if a positive adjustment, unless the equipment is in the process of immediate sale. Any subsequent fair value write-downs or write-ups, to the extent of previous write-downs, are included in noninterest expense.

The following table shows a summary of repossessions and other real estate.

(Dollars in thousands)	September 30, 2026	December 31, 2025	September 30, 2025
Commercial and agricultural	$—	$21	$—
Renewable energy	—	—	—
Auto and light truck	51	—	50
Medium and heavy duty truck	—	—	—
Aircraft	2,210	—	—
Construction equipment	48	192	307
Commercial real estate	—	—	—
Residential real estate and home equity	—	—	120
Consumer	—	54	78
Total	$2,309	$267	$555
For financial statement purposes, nonaccrual loans and leases are included in loan and lease outstandings, whereas repossessions and other real estate are included in other assets.
NONINTEREST INCOME
The following table shows the details of noninterest income.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Noninterest income:
Trust and wealth advisory	$7,867	$6,825	$1,042	15.27%	$23,577	$20,757	$2,820	13.59%
Service charges on deposit accounts	3,780	3,437	343	9.98%	10,566	9,697	869	8.96%
Debit card	4,736	4,530	206	4.55%	13,850	13,246	604	4.56%
Mortgage banking	1,014	1,031	(17)	(1.65)%	2,883	3,000	(117)	(3.90)%
Insurance commissions	1,918	1,845	73	3.96%	6,220	5,970	250	4.19%
Equipment rental	452	693	(241)	(34.78)%	1,581	2,371	(790)	(33.32)%
Losses on investment securities available-for-sale	(3,818)	(1,877)	(1,941)	(103.41)%	(3,805)	(2,874)	(931)	(32.39)%
Other	8,747	5,422	3,325	61.32%	17,844	15,899	1,945	12.23%
Total noninterest income	$24,696	$21,906	$2,790	12.74%	$72,716	$68,066	$4,650	6.83%
Trust and wealth advisory fees (which include investment management fees, estate administration fees, mutual fund fees, annuity fees, and fiduciary fees) increased during the three and nine months ended September 30, 2026, compared with the same periods a year ago. Trust and wealth advisory fees are largely based on the number and size of client relationships and the market value of assets under management. The market value of trust assets under management at September 30, 2026, December 31, 2025, and September 30, 2025, was $6.68 billion, $6.28 billion, and $6.07 billion, respectively. The increase in trust and wealth advisory fees was due to strong equity market performance and also included elevated estate administration fees during the three and nine months ended September 30, 2026.
Service charges on deposit accounts increased for the three and nine months ended September 30, 2026, compared to the same periods in 2025. The increase in service charges on deposit accounts was mainly the result of higher consumer nonsufficient fund and overdraft transactions.
Debit card income increased for both the three and nine month periods ended September 30, 2026, compared to the same periods in the prior year. This growth was driven primarily by higher transaction and spending volumes, supported by consistent client transaction behavior and merchant network routing patterns.

Mortgage banking income decreased for the three and nine months ended September 30, 2026, over the comparable periods in 2025. The decrease was mainly from lower secondary loan servicing volumes and reduced profit margins generating fewer gains on loan sales as well as a reduction in loan servicing fee income.
Insurance commissions increased during the three and nine months ended September 30, 2026, compared to the same periods a year ago. The increases were mainly due to higher contingent commissions received.
Equipment rental income decreased for the three and nine months ended September 30, 2026, over the comparable periods in 2025. The decline was the result of a reduction in the average equipment rental portfolio by 35.52% over the same nine month period a year ago, due to changing customer preferences and competitive pricing pressures for new business.

Losses on available-for-sale investment securities during 2026 and 2025 were exclusively the result of repositioning the portfolio. During the quarter, $68 million of securities with a weighted average yield of 1.83% were sold and used to purchase approximately $68 million of securities with a weighted average yield of 5.10%.
Other income increased for the three and nine months ended September 30, 2026, compared to the same periods in 2025. The increase was primarily the result of higher partnership investment gains including the sale of renewable energy tax equity investments of $3.03 million and increased income from bank owned life insurance claims offset by a reduction in customer interest rate swap fees.
NONINTEREST EXPENSE
The following table shows the details of noninterest expense.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$32,752	$32,217	$535	1.66%	$98,725	$96,132	$2,593	2.70%
Net occupancy	3,239	3,085	154	4.99%	10,174	9,344	830	8.88%
Furniture and equipment	1,463	1,566	(103)	(6.58)%	4,590	4,597	(7)	(0.15)%
Data processing	7,478	7,578	(100)	(1.32)%	22,543	22,279	264	1.18%
Depreciation – leased equipment	334	557	(223)	(40.04)%	1,211	1,894	(683)	(36.06)%
Professional fees	2,082	1,765	317	17.96%	5,809	4,932	877	17.78%
FDIC and other insurance	1,462	1,454	8	0.55%	4,365	4,332	33	0.76%
Business development and marketing	2,638	2,846	(208)	(7.31)%	6,605	6,655	(50)	(0.75)%
Other	3,775	3,708	67	1.81%	10,743	10,117	626	6.19%
Total noninterest expense	$55,223	$54,776	$447	0.82%	$164,765	$160,282	$4,483	2.80%
Salaries and employee benefits increased during the three and nine months ended September 30, 2026, compared to the same periods in 2025. Higher salaries and employee benefits were a result of normal merit increases, increased incentive compensation, and increased employee benefit plan contributions, offset by lower group insurance costs as a result of lower health insurance claims during the quarter.
Net occupancy expense increased during the three and nine months ended September 30, 2026, compared to the same periods in 2025. The increase was primarily due to increased snow removal costs from seasonal weather conditions during the first quarter, rent increases, and higher premises expenses and repairs.
Furniture and equipment expense, including depreciation, decreased during the third quarter of 2026, compared to the same period in 2025, and was relatively flat year to date compared to the same time period a year ago. The decrease during the quarter was mainly due to fewer furniture and equipment purchases and lower equipment maintenance costs.
Data processing expense decreased during the three months ended September 30, 2026, compared to the same period a year ago mainly due to a decrease in debit card processing expenses.
Depreciation on leased equipment decreased for the three and nine months ended September 30, 2026, compared to the same periods in 2025. Depreciation on leased equipment correlates with the decrease in equipment rental income.
Professional fees were higher during the three and nine months ended September 30, 2026, compared to the same periods a year ago due primarily to higher consulting fees from technology projects and increased legal fees.
FDIC and other insurance remained flat during the three and nine months ended September 30, 2026, compared to the same periods in 2025.
Business development and marketing expense decreased during the three and nine months ended September 30, 2026, compared with the same periods in 2025. The decrease was primarily due to a reduction in marketing promotions.
Other expenses were higher during the three and nine months ended September 30, 2026, compared to the same periods a year ago. The increase was primarily the result of higher collection and repossession legal expenses, increased training expenses and a rise in debit card losses, offset by increased gains on the sale of fixed assets and repossessions.

INCOME TAXES
The provision for income taxes for the three and nine month periods ended September 30, 2026, was $14.62 million and $40.06 million compared to $12.71 million and $33.69 million for the same periods in 2025. The effective tax rate was 22.78% and 23.11% for the quarters ended September 30, 2026, and 2025, respectively, and 22.62% and 22.34% for the nine months ended September 30, 2026, and 2025, respectively. The increase in the year-to-date effective tax rate was due to a one-time $0.74 million after-tax interest payment on federal tax refunds from tax credit carrybacks recorded in the first quarter of 2025.
ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risks faced by 1st Source since December 31, 2025. For information regarding our market risk, refer to 1st Source’s Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 4.
CONTROLS AND PROCEDURES
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2026, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by 1st Source in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
In addition, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the third fiscal quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
ITEM 2.        Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs
July 01 - 31, 2026	—	$—	—	428,611
August 01 - 31, 2026	—	—	—	428,611
September 01 - 30, 2026	—	—	—	428,611

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
ITEM 3.        Defaults Upon Senior Securities.
None

ITEM 4.        Mine Safety Disclosures.
None
ITEM 5.        Other Information.
During the three months ended September 30, 2026, there were no “Rule 10b5-1 trading plans” or “non-Rule 10b5-1 trading arrangements” adopted, modified or terminated by any director or officer of the Company (as each term is defined in Item 408(a) of Regulation S-K).
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

1st Source Corporation

DATE	October 22, 2026	/s/ ANDREA G. SHORT
Andrea G. Short President and CEO

DATE	October 22, 2026	/s/ BRETT A. BAUER
Brett A. Bauer Treasurer and Chief Financial Officer Principal Accounting Officer